Form 10QSB
period 1999-09-30
SMITH RIVER BANKSHARES INC
filed 1999-12-20
CIK 1094742

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 33-86993

                               Smith River Bankshares, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Virginia                                     54-1956616
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 12, Patrick Henry Mall
730 East Church St. Martinsville, Virginia                          24112
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                    (540) 632-8092
------------------------------------------------------------
              (Issuer's telephone number)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. _ Yes X  No   [This Form 10-QSB is the first Exchange Act filing required of the issuer. The issuer has been subject to Exchange Act filing requirements for less than 90 days.]

                  12 shares outstanding as of November 30, 1999

Transitional Small Business Disclosure Format:  ___Yes        X   No

                          SMITH RIVER BANKSHARES, INC.
                                TABLE OF CONTENTS

                                                                   Page No.

PART I.       FINANCIAL INFORMATION

     Item 1.     Financial Statements                                   3

     Item 2.     Management's Discussion and Analysis
                 Or Plan of Operation                                  12



PART II.      OTHER INFORMATION


     Item 2.    Changes in Securities and Use of Proceeds              15

     Item 4.    Submission of Matters to a Vote of
                Security Holders                                       15

     Item 6.    Exhibits and Reports on Form 8-K                       16

                      Signatures                                       17

                      Index to Exhibits                                18

                          SMITH RIVER BANKSHARES, INC.


PART I.       FINANCIAL INFORMATION
              ---------------------

Item l.       Financial Statements
              --------------------


The financial statements filed as a part of Item 1 of Part I are as follows:

1. Balance Sheet as of September 30, 1999 (unaudited)

2. Statements of Loss for the quarter and inception-to-date periods ended September 30, 1999 (unaudited)

3. Statement of Shareholders' Deficit for the inception-to-date period ended September 30, 1999 (unaudited)

4. Statement of Cash Flows for the inception-to-date period ended September 30, 1999 (unaudited)

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet
                                   (Unaudited)

                               September 30, 1999

ASSETS

Cash                                                             $ 102,153
Deferred stock issuance costs                                       62,868
                                                                 ---------
                           Total current assets                    165,021

Furniture and fixtures                                               3,375
Other assets                                                         2,187
                                                                 ---------

                           Total Assets                          $ 170,583
                                                                 =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable and accrued expenses                            $  37,000
Advances from related parties                                      335,000
                                                                 ---------

                           Total Liabilities                       372,000
                                                                 ---------

Shareholders' equity:
     Preferred stock, no par value. Authorized
         10,000,000 shares; none issued                                  -
     Common stock, no par value. Authorized
         10,000,000 shares; issued and outstanding
         12 shares                                                      12
     Deficit accumulated during the development
         stage                                                    (201,429)
                                                                  --------

                           Total shareholders' deficit            (201,417)
                                                                  --------

                           Total Liabilities and
                             Shareholders' Deficit              $  170,583
                                                                ==========


See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                               Statements of Loss
                                   (Unaudited)


                                                              December 15, 1998
                                                             (Date of Inception)
                                         Three Months Ended         through
                                         September 30, 1999   September 30, 1999
                                         ------------------   ------------------

REVENUES

     Interest income                         $      562                 2,188
                                             ----------               -------

EXPENSES

     Salaries and employee benefits              37,818                91,024
     Occupancy expense, supplies and other       17,881                26,473
     Professional fees                            6,475                68,595
     Regulatory application fees                      -                17,525
                                             ----------               -------

                Total expenses                   62,174               203,617
                                             ----------               -------

                Net  Loss                    $  (61,612)             (201,429)
                                             ==========               ========

                Net Loss Per Share           $   (5,134)              (16,785)
                                             ==========               ========

See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                       Statement of Shareholders' Deficit
                                   (Unaudited)

                        For the Period December 15, 1998
                               (Date of Inception)
                           Through September 30, 1999


                                                       Deficit
                             Number                  Accumulated
                              of                      During the      Total
                             Common       Common      Development  Shareholders'
                             Shares       Stock         Stage        Deficit
                             ------       ------     ------------  -------------

Issuance of common stock         12      $    12             -            12

Net loss since inception          -            -      (201,429)     (201,429)
                           --------     --------       -------       -------

Balances at
     September 30, 1999          12      $    12      (201,429)     (201,417)
                           ========     ========       =======       =======

See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows
                                   (Unaudited)

                        For the Period December 15, 1998
                               (Date of Inception)
                           Through September 30, 1999


Cash Flows From Operating Activities
     Net loss                                                        $(201,429)
     Increase in other assets                                           (2,187)
     Increase in accounts payable and accrued expenses                  37,000
                                                                      --------

                           Net cash used by operating activities      (166,616)
                                                                      --------

Cash Flows From Investing Activities
     Purchase of fixed assets                                           (3,375)

                           Net cash used by investing activities        (3,375)
                                                                      --------

Cash Flows From Financing Activities
     Proceeds from advances from related parties                       335,000
     Proceeds from issuance of common stock                                 12
     Costs of stock issuance                                           (62,868)
                                                                      --------

                           Net cash provided by financing activities   272,144
                                                                      --------

                           Net increase in cash                        102,153

Cash at inception                                                        -

Cash at end of period                                                 $102,153
                                                                      ========

See accompanying notes to financial statements.



                          SMITH RIVER BANKSHARES, INC.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999


1.       SUMMARY OF ACCOUNTING POLICIES

         (a)  General
              -------

              The accompanying financial statements of Smith River Bankshares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein.

              Smith River Bankshares, Inc. (the "Company"), a development stage enterprise, was incorporated as a Virginia corporation effective January 14, 1999, primarily to serve as a holding company for Smith River Community Bank, N.A. (the "Bank"), upon formation of the Bank. Prior to the formation of the Company, the Company's shareholders (the "Organizers") formed FCNB LLC (the "LLC"), a limited liability company, to organize the Company and the Bank and provide for financing of organizational and other costs. The financial statements reflect the operations of the Company and the LLC since the date of formation, December 15, 1998. The Company is in the process of completing the filing applications necessary to form the Bank with the applicable regulatory authorities.

              The Company anticipates raising between $6,250,000 and $10,000,000 through a public sale of its common stock. The Company filed a registration statement on Form SB-2 to register the stock in conjunction with its initial public offering. The registration statement was declared effective by the Commission on November 4, 1999. Subject to the regulatory approval of the Bank's formation, the Company plans to acquire all of the common stock of the Bank with the proceeds from the sale of its common stock. Following the acquisition, the business of the Company will be conducted through the Bank, which will be its wholly-owned subsidiary. The Company's year end is December 31. The Bank's market area will be south central Virginia.

              The offering also contemplates that the shares purchased by the Organizers (maximum of 87,500 shares) would each have one common stock warrant attached. The warrants will vest over a three year period. Each warrant would entitle the holder to purchase one share of common stock for $10.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                   (Unaudited)

              The Company is totally dependent upon the successful completion of the proposed offering as well as securing all required regulatory approvals for its ability to commence its intended banking operations. Based on current facts and circumstances, the Organizers believe that the $6,250,000 minimum amount of capital to be raised from the proposed sale of its common stock will be sufficient to permit the Company to conduct its initial operations as currently planned. To the extent the total capital raised in this offering exceeds the $6,250,000 minimum, additional funds will be available to invest in loans, securities and other earning assets, subject to the limitations of the Board's investment and lending policies. Such additional capital could also provide additional funds to enable the Bank to open additional branches.

              Preliminary approval from both the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") have been obtained, and the Company has received bank holding company approval from the Federal Reserve. However, banking operations may not begin until final regulatory approvals have been secured.

         (b)  Organizational Costs

              The American Institute of CPA's has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." In general, the SOP requires that organizational and similar start-up costs be expensed. Examples of such costs that have been incurred by the Company are legal fees, consulting fees, and application fees paid to regulatory agencies. Prior to the effective date of the SOP, generally accepted accounting principles permitted such costs to be capitalized and amortized to expense. The Company adopted the requirements of the SOP from its inception and has expensed organizational costs.

         (c)  Deferred Stock Issuance Costs

              Costs totaling approximately $63,000 incurred through September 30, 1999 related to registering and issuing the securities being offered are included in the balance sheet under "deferred stock issuance costs." Such costs are comprised primarily of professional fees and securities registration fees, and will be charged against paid-in-capital upon the successful completion of the stock offering. It is anticipated that additional deferred stock issuance costs will be incurred.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                   (Unaudited)


         (d)  Income Taxes
              ------------

              The Company is subject to federal income taxes. No taxes have been accrued or paid because of operating losses incurred during the development stage, and the Company has not completed an operating period requiring the filing of a tax return. No deferred tax assets have been recorded to recognize potential future tax benefits of (1) losses to date, and (2) future deductions for tax purposes of organizational costs, because any deferred tax asset would be fully offset by a valuation allowance under Statement of Financial Accounting Standards No. 109. Such a valuation allowance would be required in order to reflect the high degree of uncertainty regarding the ultimate realization of the related tax benefits.

         (e)  Use of Estimates
              ----------------

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       ADVANCES FROM RELATED PARTIES

         Through September 30, 1999, all costs and disbursements associated with forming the Company and the Bank, including attorneys' fees, consulting fees, feasibility studies, market analysis, rent, salary and other costs, have been funded by advances from the LLC. Amounts advanced by the LLC through September 30, 1999 totaled $335,000. Upon successful completion of the Company's proposed sale of common stock, these and future funds advanced by the LLC are to be reimbursed by the Company, without interest. If the offering of stock is not successful in raising the minimum capitalization required, or if required regulatory approvals are not obtained, the Company will be unable to reimburse the LLC for most of the expenses, and the Organizers (who are members of the LLC) will bear those costs.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                   (Unaudited)


3.       LEASES AND COMMITMENTS

         The Company has entered into a lease for administrative office space with a term beginning May 1, 1999 and expiring in 39 months. Rent paid for the first three months was $750 per month, and thereafter increased to $1,000 per month. The Company may cancel the lease with 90 days' notice.

         The Company has also entered into separate leases for property to be used as bank branches. One lease has a term of 36 months commencing August 1, 1999, and requires a monthly rental of $2,500. The other lease has a term of 36 months beginning when the branch begins operations. At that point, the monthly rental will be $2,500. Prior to that date, interim monthly rent of $500 is being paid beginning June 1999. Both leases are cancelable by the Company if it is unable to organize and commence operations as planned.

         The Company has entered into an employment agreement with its President and Chief Executive Officer. The agreement has a three year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary date. It provides for a base annual salary of $90,000. Additionally, after operations begin, 30,000 stock options will be granted to the officer. One-third of the options will become exercisable in each of the three years following the inception of operations. The exercise price for all such options will be the fair market value of the stock on the date of grant. Under the terms of the agreement, the individual will continue in a consulting capacity after the end of the period of employment.

Item 2.    MANAGEMENT'S PLAN OF OPERATION

General
-------

Smith River Bankshares, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia on January 14, 1999, for the purpose of becoming a bank holding company that would own all of the outstanding shares of capital stock of the proposed national bank, Smith River Community Bank, N.A. (the "Bank"). The Company anticipates raising between $6,250,000 and $10,000,000 through a public sale of its common stock. The Company filed a registration statement on Form SB-2 to register the stock in conjunction with its initial public offering. The registration statement was declared effective by the Commission on November 4, 1999. Subject to the regulatory approval of the Bank's formation, the Company plans to acquire all of the common stock of the Bank with the proceeds from the sale of its common stock. Following the acquisition, the business of the Company will be conducted through the Bank, which will be its wholly-owned subsidiary. The Company's year end is December 31. The Bank's market area will be south central Virginia.

The Company is totally dependent upon the successful completion of the proposed offering as well as securing all required regulatory approvals for its ability to commence its intended banking operations. Based on current facts and circumstances, the Organizers believe that the $6,250,000 minimum amount of capital to be raised from the proposed sale of its common stock will be sufficient to permit the Company to conduct its initial operations as currently planned. To the extent the total capital raised exceeds the $6,250,000 minimum, additional funds will be available to invest in loans, securities and other earning assets, subject to the limitations of the Board's investment and lending policies. Such additional capital could also provide additional funds to enable the Bank to open additional branches.

Preliminary approvals from both the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") have been obtained, and the Company has received bank holding company approval from the Federal Reserve. However, banking operations may not begin until final regulatory approvals have been secured. The organizers anticipate that such final regulatory approvals will be received during the first quarter of 2000, assuming the offering is successful, and that the Bank will be opened shortly after that.

To date, the only material source of funds for the Company has been the investments for this purpose by the Company's organizers, which are also the Company's directors. These investments have been received through FCNB LLC, a limited liability company formed to organize the Company and the Bank and provide for financing of organizational and other costs. Through December 15, 1999, the organizers have invested a total of $515,000 in the LLC, which is being used to pay the costs of the offering, organizational costs, equipment and fixtures, software, etc. Of this amount, it is expected that organizational and offering costs will total approximately $465,000. It is the intent of the organizers that all remaining costs incurred prior to the successful completion of the sale of the stock will continue to be funded by advances from the organizers. All advances will be repaid by the Company and the Bank from the proceeds of the offering, if it is successful.

The Company is newly formed, and neither it nor the Bank has any prior operating history. The Company's operating results and profitability will depend on that of the Bank, which in turn will depend in large part on its ability to attract a customer base and on the economy in general in Martinsville, Virginia and the surrounding counties. The Bank will incur operating expenses, and there are no assurances as to when, if ever, it will make a profit. Assuming that the minimum net proceeds from the offering ($6,250,000) are raised, the organizers presently believe that such amount will represent sufficient capital resources to meet all commitments over the next twelve months.

Currently the Company employs six employees, including its Chief Executive Officer, Chief Financial Officer, and its Senior Loan Officer. During the first year of operations, it is presently anticipated that the Company and the Bank will employ approximately fourteen (14) full time employees.

We have entered into three leases, one of which is for the executive offices of the Company. The other two leases are for the anticipated main banking office and another branch office of the Bank. The Company is currently paying rent on all three leases. Management expects to spend approximately $410,000 on the main banking office for additional furnishings and an automated teller machine. An additional $220,000 is expected to be invested in leasehold improvements, furniture and equipment, and an ATM for the branch banking office.

On October 25, 1999, the Company entered into a contract with Unisys and four license agreements with Information Technology, Inc. These contracts provide the Company with data processing equipment, PC's, file servers and computer hardware and software. The Company has agreed to pay Unisys $232,500 and Information Technology, Inc. a total of $92,000.

Income Taxes
------------

The Company will be subject to both Federal and state income taxes. While the Bank will be subject to Federal income taxes, a bank is exempt from state income tax in Virginia. Instead, a bank in Virginia must pay a franchise fee based on the bank's capital level. However, management does not expect that operations will be profitable until at least the third full year of operations, if then. Because of this, and because of the substantial start-up costs, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. Specifically, a net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. However, if the offering is not successful, if required regulatory approvals are not obtained, or if operations are not ultimately profitable, then it is unlikely that these tax benefits will be realized.

Year 2000 Readiness
-------------------

An important business issue has surfaced relating to how existing computer software programs and operating systems will accommodate the calendar change to

Year 2000. Many software products were designed to accommodate only a two-digit year, storing 1998, for example, as "98," and these same programs may read "00" as 1900 rather than 2000. This is expected to have an adverse effect on businesses that rely on programs that are not "Year 2000" or "Y2K" compliant.

After commencing business, the Bank intends to use third-party vendors for processing most bank operations and for some other ancillary products and computer needs. Management intends to purchase equipment that is warranted for Y2K compliance, and management will ensure that any vendor chosen uses only bank applications and programs that can handle the coming calendar change and are Y2K compliant. Management also expects to put clauses in all contracts protecting the Bank against the potential problem. The Bank will use internal communications and training to educate employees and keep them up to date on this subject, and it will use questionnaires and continued dialogue with all bank customers to make them aware of the issues. Finally, the Bank will include Y2K risk management parameters in its loan policy in order to minimize the issue as a part of credit risk.

In short, management does not believe the Y2K issue will have a material effect on the Bank's financial condition. We estimate the total costs for Y2K readiness, including equipment testing and employee and customer education, to be less than $25,000. However, if the Bank's vendors or customers, the Federal Reserve Bank of Richmond, or other regulatory agencies do not achieve Y2K compliance in time, Smith River Bank's business and financial condition would be adversely affected.

Part II.      OTHER INFORMATION
              -----------------

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

The registrant filed a registration statement on Form SB-2 to register securities in conjunction with its initial public offering. The registration statement was declared effective by the Commission on November 4, 1999. Subsequent to the effective date the registrant began accepting subscriptions to purchase the securities registered. However, all of the proceeds from accepting the subscriptions have been deposited in an escrow account pursuant to the escrow agreement. Consequently, as of the date of the filing of this Form 10-QSB, none of the stock subscription proceeds have been used for any purpose. However, various expenditures continue to be made for offering expenses, operating expenses, equipment and other costs as disclosed in the accompanying financial statements and the notes thereto and in Management's Plan of Operation in this Form 10-QSB. Those expenditures continue to be funded by advances from the organizers.


Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

A special meeting of the shareholders of the Company was held on July 13, 1999. Nine shareholders were present and two shareholders voted by proxy. The following matters were voted on:

(1) The resignations of three directors were accepted by unanimous vote of all shareholders present and voting by proxy, and the Company was authorized to redeem the shares held by the three directors who resigned.

(2) Shareholders voted to adopt the employment agreement of the Chief Executive Officer by unanimous vote of the two shareholders voting by proxy and by all shareholders present, except that the Chief Executive Officer as a shareholder abstained.


A special meeting of the shareholders of the Company was held on July 27, 1999. Eleven shareholders were present. Shareholders adopted a Warrant Plan and Certificate by unanimous vote of all shareholders present.

A special meeting of the shareholders of the Company was held on August 26, 1999. Nine shareholders were present. The following matters were voted on:

(1) Shareholders voted to adopt the amended employment agreement of the Chief Executive Officer by unanimous vote of all shareholders present, except that the Chief Executive Officer, as a shareholder, abstained.

(2) Shareholders voted to adopt an amended Warrant Plan and Certificate by unanimous vote of all shareholders present.



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (A) Exhibits:
                  --------

                  See index to exhibits

              (B) Reports on Form 8-K:
                  -------------------

                  None

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Smith River Bankshares, Inc.


Date December 17, 1999         By:      s/Cecil R. McCullar
     ------------------                 ------------------------------------
                                          Cecil R. McCullar
                                          President & Chief Executive Officer



Date December 17, 1999         By:      s/Brenda H. Smith
     -----------------                  ----------------------------------
                                          Brenda H. Smith
                                          Senior Vice President/Chief Financial
                                          Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit #
---------

3.1 Restated Articles of Incorporation of the Registrant, dated July 8, 1999, filed with the Commission by Registrant on September 13, 1999 as exhibit 3.1 to its registration statement on Form SB-2, is incorporated herein by reference.

3.2 By-Laws of the Registrant, dated August 5, 1999, filed with the Commission by Registrant on September 13, 1999 as exhibit 3.2 to its registration statement on Form SB-2, is incorporated herein by reference.

4.1 Warrant Plan and Certificate as adopted July 27, 1999 and amended August 26, 1999, filed with the Commission by Registrant on September 13, 1999 as exhibit 4.1 to its registration statement on Form SB-2, is incorporated herein by reference.

4.2 Provisions in Registrant's Articles of Incorporation and Bylaws defining the rights of Holders of the Registrant's common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3 Form of Shares Subscription Agreement included as Appendix A to the Prospectus, which is part of registration statement on Form SB-2A filed with the Commission by Registrant on November 2, 1999, is incorporated herein by reference.

4.4 Form of Units Subscription Agreement included as Appendix B to the Prospectus, which is part of registration statement on Form SB-2A filed with the Commission by Registrant on November 2, 1999, is incorporated herein by reference.

10.1 Contract to purchase hardware and software license and service agreement between Unisys and the Registrant dated October 25, 1999.

10.2 Related contracts to purchase equipment and software between Information Technology, Inc. and the Registrant dated October 25, 1999.

27       Financial Data Schedule