Form 10KSB40
period 1999-12-31
SMITH RIVER BANKSHARES INC
filed 2000-03-24
CIK 1094742

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

/ / Transition report under section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period

Commission file number     333-86993
                       ------------------------------

                       Smith River Bankshares, Inc.
                       ----------------------------
                 (Name of small business issuer in its charter)



         Virginia                                      54-1956616
---------------------------                        ------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 12, Patrick Henry Mall
 730 East Church Street, Martinsville, Virginia              24112
--------------------------------------------------      --------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number   (540) 632-8092
                            --------------

Securities registered under Section 12(b) of the Act:
        (Title of class)            Name of exchange on which registered

                                      None
        ----------------------------------------------------------------

Securities registered under Section 12 (g) of the Act:

 Common Stock, No Par Value                        None
----------------------------    ----------------------------------------
       (Title of class)             Name of exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                   ----        ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State issuer's revenues for its most recent fiscal year   $5,400.00
                                                        ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.     None
                                        ------------------

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 12 shares outstanding as of February 29, 2000.
                 -----------------------------------------------

Documents incorporated by reference.    None
                                     ---------------------------


Transitional Small Business Disclosure Format:   Yes     No   X
                                                     ----    ----

                          Smith River Bankshares, Inc.

                                   Form 10-KSB

                                      Index



                                     PART I
                                     ------

Item 1  Description of Business

Item 2  Description of Properties

Item 3  Legal Proceedings

Item 4  Submission of Matters to a Vote of Security Holders


                                     PART II
                                     -------

Item 5  Market for Common Equity and Related Shareholder Matters

Item 6  Management's Plan of Operation

Item 7  Financial Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III
                                    --------

Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Item 10 Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12 Certain Relationships and Related Transactions

Item 13 Exhibits and Reports on Form 8-K

                                     PART I

Item 1.  Description of Business

General
-------

Smith River Bankshares, Inc., (the "Corporation", "Bankshares", or "Registrant"), is a development stage enterprise incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the corporation name to Smith River Bankshares, Inc. The corporation was primarily formed to serve as a holding company for Smith River Community Bank, N.A., (the "Bank"), a national bank still in organization. Prior to the formation of the Corporation, the Corporation's shareholders (the "Organizers") formed FCNB LLC (the "LLC"), a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational and other costs. Smith River Bankshares, Inc. anticipates raising between $6,250,000 and $10,000,000 through a public sale of its common stock. The corporation filed a registration statement on Form SB-2 to register the stock in conjunction with its initial public offering. The registration statement was declared effective by the Commission on November 4, 1999. Approval was received on December 16, 1999 from the State Corporation Commission approving the acquisition of Smith River Community Bank by Bankshares provided the acquisition takes place within one year. Approval from the Federal Reserve Bank of Richmond was received on December 10, 1999. Subject to the regulatory approval of the Bank's formation, the Corporation plans to acquire all of the common stock of the Bank with the proceeds from the sale of its common stock. Smith River Bankshares, Inc. will be authorized to engage in any activity available by law to a corporation, as permitted under Federal and state regulatory restrictions applicable to the activities of bank holding companies. The holding company structure will provide greater flexibility than Smith River Community Bank standing alone would have to expand and diversify business activities through newly formed subsidiaries or through acquisitions. While there are no present plans to engage actively in any other business activities, the Corporation will study the feasibility of establishing or acquiring subsidiaries to engage in other business activities permitted by law.

The principal assets of the Corporation will consist initially of the net proceeds of the offering and Smith River Community Bank's stock. These assets will be used to fund initial activities. Smith River Community Bank's capital needs for at least the next three years are expected to be satisfied from the proceeds of the offering and from normal business operations. If, within the first three years or later, Smith River's capital needs exceed the amount retained from the offering additional capital may be available through the sale of additional securities or debt offerings; however, circumstances could deem this to not be the case.

Smith River Community Bank, N.A.
--------------------------------

Smith River Community Bank is currently being organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary deposit insurance approval was received from the FDIC on September 14, 1999. The Bank's initial capitalization will be provided from the net proceeds of the offering by Smith River Bankshares, Inc. purchasing at least 600,000 shares of Smith River Community Bank's common stock at the purchase price of $10.00 per share.

Immediately after obtaining all regulatory approvals and being capitalized, Smith River Community Bank will engage in attracting deposits from the general public and will make commercial, consumer, and real estate loans. It is anticipated that in the initial years of operations, the Bank will rely mainly on local advertising and promotional activities and on personal contacts by its directors, officers, and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank intends to emphasize a high degree of personalized client service in order to be able to serve each customer's banking needs. Smith River Community Bank's marketing approach will emphasize the advantages of dealing with an independent, locally-managed and headquartered commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The Bank will continue to evaluate all banking services as to their profitability.

Primary Service Area
--------------------

The primary service area of Smith River Community Bank is Martinsville and Henry County, Virginia which is located in south central Virginia with its southern border on the North Carolina state line. The city of Martinsville is geographically located in the center of the county. The market has a population of approximately 71,000 and its economy is not in pace with the growth experienced in other areas of Virginia.

Competition
-----------

Smith River Community Bank will experience competition in attracting and retaining business and personal checking and savings accounts, and making commercial, consumer, and real estate loans and providing other services in the primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area will come from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. These entities may have competitive advantages as a result of greater resources and higher lending limits by virtue of their greater capitalization and, in the case of credit unions, as a result of tax laws. They may offer other products and services that Smith River Community Bank may be able to offer indirectly through other correspondent relationships. Smith River Community Bank anticipates that it will be able to take advantage of the consolidation in the banking industry in the market area by providing personalized banking services that will be desirable to large segments of bank customers which will enable the Bank to compete satisfactorily.

Employees
---------

Smith River Community Bank currently employs eight individuals, among whom are its Chief Executive Officer, Chief Financial Officer, and its Chief Credit Officer. The Bank anticipates that for the executive offices and its first branch, it will employ approximately fourteen full-time equivalent employees of whom, it is estimated, six will be officers.


Item 2.  Description of Property

On April 6, 1999, the Corporation entered into two leases. One lease is for the Corporation's executive offices and the other lease is for the main banking office of Smith River Community Bank. The executive office lease is for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. The Bank's main office lease covers nearly 2,486 additional square feet and is located at 730 East Church Street and Booker Road in Martinsville, Virginia. The executive office lease began on May 1, 1999 and the main office lease began on August 1, 1999. Both leases expire on July 31, 2002. Neither lease has a renewal option, but the lessor and the lessee have agreed to discuss renewal options after the Bank opens.

The Corporation also has a lease for a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999, and expires 36 months from then. Smith River Community Bank anticipates filing to open a branch banking facility at this location after opening the main office. If approval is not granted for the branch, the lease may be terminated by the bank under the terms of the lease. Neither the Corporation or the Bank own any real property.

Smith River Community Bank plans to open from 9:00 a.m. to 5:00 p.m. on Monday through Friday. Drive through banking hours are also planned to be 8:30 a.m. through 5:00 p.m. Monday through Friday and 8:30 a.m. through 1:00 p.m. on Saturdays.

Item 3.  Legal Proceedings


The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.


Item 4.  Submission of Matters To A Vote of Shareholders

None


                                     PART II


Item 5.  Market for Common Equity and Related Shareholder Matters

Smith River Bankshares, Inc. had 12 shares outstanding at year-end. These shares are owned by the twelve organizers and will be redeemed at cost with the proceeds from the initial public offering. Smith River Bankshares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that was effective November 4, 1999, registering the shares for the public offering. The registration statement covers the issuance of a maximum of 912,500 shares for common stock to the general public and 87,500 units to be issued to the organizers. Each unit consists of one share of stock and one warrant to buy one share of stock in the future at a price of $10.00 per share. The common stock and the units are being offered at a price of $10.00 per share or unit. Following the effective date of the registration statement, the Corporation began accepting subscriptions for stock which are being deposited with an escrow agent.

As a newly organized company, Smith River Bankshares, Inc. has never issued capital stock, except for the 12 shares issued solely to organize the corporation. Accordingly, there is no established market for our stock. Following the completion of the offering, we do not anticipate that our common stock will be traded actively for some time. At some point in the future, we may investigate trading on the over-the-counter market or on an established exchange. Before we can do that we will have to find licensed investment banking firms willing to make a market in our stock.

In order to preserve capital to facilitate growth and expansion, Smith River Bankshares, Inc. does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to the Corporation by Smith River Community Bank. The Bank similarly does not anticipate paying any dividends to Bankshares in the foreseeable future because of the need to facilitate growth and expansion. The Bank is also limited in the amount of dividend payments by the Office of the Comptroller of the Currency ("OCC") which will regulate the Bank. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without OCC approval. In addition, Smith River Community Bank may not pay dividends at all until its surplus equals its stated capital. Lastly, it is expected that the Bank will not be profitable for at least three years. Consequently, it is not anticipated that dividends will be paid for at least four years.


Item 6.  Management's Plan of Operations

General
-------

Smith River Bankshares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for the proposed Smith River Community Bank, N.A. (in Organization). The Corporation Filed a registration statement on Form SB-2 with the Securities and Exchange Commission, ("the Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. Smith River Bankshares, Inc. anticipates raising between $6,250,000 and $10,000,000 through its initial public offering. Subject to the formation of Smith River Community Bank, N.A., the Corporation anticipates buying all the stock of the Bank from the proceeds of the offering. The business of the Corporation will be conducted through the Bank. Smith River Bankshares, Inc. received approval from the Federal Reserve of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank.

Smith River Community Bank, N.A. is currently being organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999. The Bank will be capitalized from the proceeds of the offering by Bankshares. Once the Bank is capitalized and receives all regulatory approvals, it will accept deposits and make commercial, real estate, and consumer loans. The Corporation is totally dependent on the success of the offering and then the operations of the Bank. The Bank anticipates that for the initial years it will rely on local advertising along with personal contacts of its directors, employees, and shareholders to attract business and to acquaint customers with the Bank. Smith River Community Bank, N.A. intends to be a community bank that emphasizes personalized client service. The Bank will also emphasize the advantages of being a locally owned and operated independent commercial bank.

The Corporation believes that the minimum capital raised of $6,250,000 will allow the corporation to meet it obligations over the next twelve months. If the $6,250,000 minimum is not raised by June 30, 2000, the offering may be terminated or the organizers may decide to extend the offering through December 31, 2000. As of March 21, 2000, stock subscriptions received totaled approximately $2,918,000.

To date, the only material source of funds for the Corporation has come from the investments of the Corporation's organizers, which are also the Corporation's directors. The organizers formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and to provide for financing of organizational, pre-opening, and offering expenses. For the period ending December 31, 1999 from the inception of the organization at December 15, 1998, total expenses were $343,099. Of these expenses, salaries and employee benefits were 45.1%; professional fees were 29.7%; occupancy, supplies and other were 17.8%; and regulatory fees were 7.4%. The main fees associated with professional fees were legal fees, accounting fees, and fees from a company engaged to aid in the regulatory process. At December 31, 1999 total assets totaled $304,490. Cash consisted of $151,790 of total assets and was comprised primarily of money market accounts. Deferred stock issuance costs were $114,422 at year-end. These costs were comprised primarily of legal fees, accounting fees, and printing costs. Accounts payable and accrued expenses at year-end were $127,137 made up materially of legal and accounting fees. Advances from related parties were $515,000, which were amounts advanced from the organizers for the payment of organizational costs, offering expenses, equipment, furniture and fixtures, etc. and ongoing expenses of the Corporation. It is anticipated that the organizers will continue to make advances for expenses until the successful completion of the offering. All advances will be repaid to the LLC by the Corporation from the proceeds of the offering. However, if the offering is unsuccessful, advance expenses will be borne by the organizers, and stock subscribers will have their investment in the Corporation returned to them without interest.

The Corporation has entered into three leases for space, one of which is for the executive offices, and the other two are for the main banking office and another branch. Bankshares is currently paying rent on all three locations. Approximately $400,000 will be spent on the executive offices and the main banking office which consists of computers and software, an ATM, proof machine, cabling, security equipment, etc. The Corporation anticipates that approximately $220,000 will be invested in the second branch for furnishings, ATM, and equipment.

Bankshares currently employs eight individuals including the CEO, CFO, and the Chief Lending Officer. We anticipate that the first branch and executive offices will employ approximately fourteen full time equivalent employees, of which six will be officers.

Income Taxes
------------

The Corporation is subject to both Federal and State income taxes. While the Bank will be subject to Federal income taxes, a bank is exempt from state income tax in Virginia. Instead, a bank in Virginia must pay a franchise fee based on the bank's capital level. However, management does not expect that operations will be profitable until at least the third full year of operations. Because of this, and because of the substantial start-up costs, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. Specifically, a net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. However, if the offering is not successful, if required regulatory approvals are not obtained, or if operations are not ultimately profitable, then it is unlikely that these tax benefits will be realized. Consequently, no tax provision or benefit has been recorded for the inception-to-date period ended December 31, 1999.

Year 2000 Readiness
-------------------

The Year 2000 issue was a non-event for Smith River Bankshares, Inc. All equipment purchased by the Corporation was Year 2000 compliant. Contracts have been signed with outside vendors for software and data processing. These vendors with the onset of the Year 2000 experienced minimal problems. Management will continue to monitor vendors and service providers that we intend on dealing with for assurance of this important issue. We will also continue to have dialogue with customers upon opening of the Bank for assurances regarding the state of their own Year 2000 issues.

The Corporation does not believe that Year 2000 had any material effect upon its current operation or will have any once the offering is successful, regulatory approvals have been received, and the Bank opens for business.

Item 7.  Financial Statements





                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Smith River Bankshares, Inc.


We have audited the accompanying balance sheet of Smith River Bankshares, Inc., a development stage enterprise, as of December 31, 1999, and the related statements of loss, shareholders' deficit and cash flows for the period December 15, 1998 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith River Bankshares, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period December 15, 1998 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.


                                                         McLeod & Company



Roanoke, Virginia
February 18, 2000

                          SMITH RIVER BANKSHARES, INC.
                        (a Development Stage Enterprise)

                                  Balance Sheet

                                December 31, 1999



ASSETS
-----------------------------------

Cash and due from banks                                 $  151,790

Deferred stock issuance costs                              114,422
                                                          --------

       Total current assets                                266,212

Furniture, fixtures and equipment                           31,482

Other assets                                                 6,796
                                                          --------

       Total Assets                                     $  304,490
                                                          ========



LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Accounts payable and accrued expenses                     $127,137

Advances from related parties                              515,000
                                                          --------

       Total Liabilities                                   642,137
                                                          --------

Shareholders' equity:

  Preferred stock, no par value, authorized                  ---
     10,000,000 shares; none issued

  Common stock, no par value, authorized
     10,000,000 shares; issued and outstanding 12 shares        12

  Deficit accumulated during the development stage        (337,659)
                                                         ----------


       Total Shareholders' Deficit                        (337,647)
                                                         ----------

       Total Liabilities and Shareholders' Deficit        $304,490
                                                         ==========


See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.

                        (A Development Stage Enterprise)

                                Statement of Loss



                                                  December 15, 1998
                                                  (Date of Inception)
                                                      through
                                                  December 31, 1999
                                                  ------------------

REVENUES
--------

   Interest income                                    $   5,440
                                                      ---------

EXPENSES
--------

   Salaries and employee benefits                       154,699

   Occupancy expense, supplies and other                 61,260

   Professional fees                                    101,865

   Regulatory application fees                           25,275
                                                      ----------

               Total expenses                           343,099
                                                      ----------


               Net Loss                               $(337,659)
                                                      ==========

           Per Share:

               Basic:

               Net Loss Per Share                     $ (28,138)
                                                      ==========

               Average Shares
                   Outstanding                               12


               Fully Diluted:

               Net Loss Per Share                     $ (28,138)
                                                      ==========

               Average Shares
                   Outstanding                               12



See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.

                        (A Development Stage Enterprise)

                       Statement of Shareholders' Deficit

                        For the Period December 15, 1998
                               (Date of Inception)
                            Through December 31, 1999




                                                  Deficit
                            Number              Accumulated
                              Of                 During the       Total
                            Common    Common    Development    Shareholders'
                            Shares    Stock        Stage         Deficit
                            ------  ----------  ------------  --------------
Issuance of common stock        12         $12  $       ---       $      12

Net loss since inception       ---         ---     (337,659)       (337,659)
                            ------  ----------  ------------  --------------

Balances at
   December 31, 1999            12         $12  $  (337,659)      $(337,647)
                            ======  ==========  ============  ==============





See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows

                        For the Period December 15, 1998
                               (Date of Inception)
                            Through December 31, 1999



Cash Flows From Operating Activities

  Net loss                                                         $(337,659)
  Increase in other assets                                            (6,796)
  Increase in accounts payable and accrued expenses                  127,137
                                                                   ---------

           Net cash used by operating activities                    (217,318)
                                                                   ---------


Cash Flows from Investing Activities

  Purchase of fixed assets                                           (31,482)
                                                                   ---------

           Net cash used by investing activities                     (31,482)
                                                                   ---------

Cash Flows From Financing Activities

  Proceeds from advances from related parties                        515,000
  Proceeds from issuance of common stock                                  12
  Costs of stock issuance                                           (114,422)
                                                                   ---------

           Net cash provided by financing activities                 400,590
                                                                   ---------

           Net increase in cash                                      151,790

Cash at inception                                                        ---
                                                                   ---------


Cash at end of period                                              $ 151,790
                                                                   =========



See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999


Note 1 - Summary of Significant Accounting Policies

(a.)           General

Smith River Bankshares, Inc. is a development stage enterprise, incorporated as a Virginia corporation effective January 14, 1999. The Corporation was primarily organized to serve as a bank holding company for the proposed Smith River Community Bank, N.A. Prior to the organization of the Corporation, the Corporation's shareholders, who are also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other costs. The financial statements reflect the operations of the Corporation and the LLC since the date of formation, which was December 15, 1998. The Corporation has received preliminary approvals from the FDIC and the OCC. It has also received approval from the State Corporation Commission and the Federal Reserve Bank of Richmond to acquire the proposed Smith River Community Bank, N.A., pending success of the offering.

The Corporation anticipates raising between $6,250,000 and $10,000,000 through a sale of its common stock and units. The Corporation filed a registration statement on Form SB-2 to register the stock, which was declared effective by the Securities and Exchange Commission on November 4, 1999. Proceeds from the sale of the stock are intended to be used to acquire all of the stock of the proposed Bank. Upon acquisition of the Bank, the Corporation's operations will be conducted through the Bank.

The offering also contemplates that the Organizers will purchase units instead of shares only. Each unit will contain one share and one common stock warrant attached. The warrants will vest over a three-year period. Each warrant would entitle the holder to purchase one share of common stock for $10.

The Corporation is totally dependent upon the successful completion of the offering as well as securing all required regulatory approvals for its ability to commence its intended banking operations. Based on current facts and circumstances, the Organizers believe that the minimum amount of the offering, $6,250,000, will permit the Bank to conduct its initial operations to invest in loans, securities, and other earning assets. It could also provide for additional branch openings. If the $6,250,000 minimum is not raised by June 30, 2000, the offering may be terminated or the Organizers may decide to extend the offering through December 31, 2000. Funds received from stock subscriptions are held in an escrow account which is not available to the corporation, and as such they are not reflected as assets in the accompanying financial statements.

The Bank's market area will be south central Virginia.

(b.)           Cash and Cash Equivalents

For purposes of the cash flow statement, all Cash and Due From Banks are considered to be cash equivalents.

(c.)           Organizational Costs


The American Institute of CPA's has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." In general, the SOP requires that organizational and similar start-up costs be expensed. Examples of such costs that have been incurred by the Corporation are legal fees, consulting fees, and regulatory application fees. Prior to the effective date of the SOP, generally accepted accounting principles permitted such costs to be capitalized and amortized to expense. The Corporation adopted the requirements of the SOP from its inception and has accordingly expensed all organizational costs.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999


(d.) Deferred Stock Issuance Costs

Costs totaling approximately $114,400 incurred through December 31, 1999 related to registering and issuing the securities being offered are included in the balance sheet under "deferred stock issuance costs." Such costs are comprised primarily of professional fees and securities registration fees, and will be charged against paid-in-capital upon the successful completion of the stock offering. It is anticipated that additional deferred stock issuance costs will be incurred.

(e.) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation was negligible for the period ended December 31, 1999 because of the fact that assets representing most of the total cost had not yet been placed in operation.

(f.) Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred during the development stage. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(g.) Loss Per Share

The Corporation follows Statement of Financial Accounting Standards No. 128 in presenting loss per share. This Statement requires that both basic and, in some cases, fully diluted earnings per share be shown on the income statement along with a reconciliation of the numerator and denominator. For the inception to date period ending December 31, 1999, total average shares outstanding for basic and fully diluted was 12.


(h.) Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Advances from Related Parties

At December 31, 1999, the Corporation had advances payable to related parties of $515,000. These advances were for costs associated with the organization of the Corporation and the Bank such as regulatory expenses, accounting fees, legal fees, salaries, rent, consulting fees, etc. that are being borne by the LLC. The organizers of the LLC are also the directors of the Corporation. It is the intent of the LLC that the Organizers will advance all costs before the successful completion of the offering. Upon the successful completion of the offering, the Corporation will reimburse the LLC for these expenses. If the offering should be unsuccessful or if the Bank should not receive the appropriate regulatory approvals, the Corporation would be unable to reimburse the LLC for the expenses. In this case, the LLC whose members are the Organizers, would bear the costs.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999


Note 3 - Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31, 1999 was $31,482. Of this total, $9,308 consisted primarily of furniture for the administrative and executive offices and $22,174 consisted of downpayments on software for the operating systems.


Note 4 - Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The primary items resulting in deferred taxes are unamortized organizational costs and net operating losses approximating $89,000 and $207,800, respectively. However, the resulting deferred tax assets have been fully offset by a valuation allowance to reflect the high degree of uncertainty regarding the ultimate realization of the related tax benefits. If the stock offering is not successful, or if required regulatory approvals are not obtained, or if operations are not ultimately profitable, the tax benefits will not be realized.


Note 5 - Leases

The Corporation has certain operating leases for buildings and equipment expiring over periods of up to five years. Total rent for 1999 totaled $26,960. Future minimum payments by year under non-cancelable leases are as follows:

2000                            $ 60,634
2001                              85,240
2002                              66,514
2003                              38,337
2004                               4,675
                                --------

Total Minimum Lease Payments    $255,400
                                ========


Note 6 - Contingencies and Other Matters

The Corporation has entered into an employment agreement with its President and Chief Executive Officer. The agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary date. It provides for a base annual salary of $90,000. Additionally, after operations begin, 30,000 stock options will be granted to the officer. One-third of the options will become exercisable in each of the three years following the inception of operations. The exercise price for all such options will be the fair market value of the stock on the date of grant. Under the terms of the agreement, the individual will continue in a consulting capacity after the end of the period of employment. After the stock options are issued, the Corporation will be subject to the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Management does not believe the Standard will have a significant impact on the financial statements of the Corporation.

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                December 31, 1999


Note 7 - Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. At December 31, 1999 the only financial instruments of Smith River Bankshares, Inc. were cash and due from banks, accounts payable and accrued expenses, and advances from related parties. The carrying values of each approximate their fair values.



Note 8 - Concentration of Credit Risk

The Corporation maintains its cash accounts in commercial banks located in Martinsville and Roanoke, Virginia. Accounts in each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. At December 31, 1999, the Corporation had uninsured cash balances approximating $63,500. The Corporation has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk to cash.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


                           Directors of the Registrant

The current members of our Board of Directors are the twelve organizers. They are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2002, the term of the Class B Directors expires in 2001, and the term of the Class C Directors expires in 2000. The following tables set forth material information about the current executive officers and directors/organizers of Smith River Bankshares, Inc.

         Name (Age)           Offices and Positions Held
         ----------           --------------------------

             Class A Directors - Term Expires 2002

         J. E. Bassett, Jr. (67)      Director/Organizer

         Mervyn R. King, MD. (66)     Director/Chairman of the Board/Organizer

         Morton W. Lester (66)        Director/Organizer

         Cecil R. McCullar (63)       Director/Organizer
                                      President and CEO

            Class B Directors - Term Expires 2001

         P. H. Brammer (67)           Director/Organizer

         George R. Nelson, Jr. (64)   Director/Organizer

         Douglas E. Riddle (55)       Director/Organizer

         Milford A. Weaver (74)       Director/Organizer

            Class C Directors - Term Expires 2000

         Jesse D. Cahill, Sr. (69)    Director/Organizer

         Roxann B. Miller (66)        Director/Organizer

         Jimmie R. Mills (63)         Director/Organizer

         Joe C. Philpott (68)         Director/Organizer

J. E. Bassett, Jr., retired, was employed for almost 43 years by Bassett Furniture Industries. He was a director of the company, a plant manager, and later a Vice President - Quality Control. Mr. Bassett is a brother to Roxann B. Miller, another director.

Mervyn R. King, MD, retired anesthesiologist, was founder and President of M. R. King and Associates, Inc., a company that provided anesthesia and related services to Memorial Hospital of Martinsville and Henry County for 29 years. He presently is co-owner and CEO of the following businesses: Countryside Manor, Inc. (a nursing home), Countryside Village Retirement Community, Inc., Countryside Properties LP (a real estate holding company), Martinsville Nissan, Inc., Peaksview Buick, Pontiac, and GMC Trucks, Inc., and Inside Track Co. (an antique business and a design and manufacturing company of toy train display cases).

Morton W. Lester is President of The Lester Corporation, a real estate investment and property management company, and Vice President of Motor Imports, Inc. Currently, Mr. Lester serves on the Blue Ridge Airport Authority, and served as its chairman for 23 years.

Cecil R. McCullar has worked for several banks. Most recently he was the President and CEO of First American FSB, a $450 million thrift which is a wholly owned subsidiary of First American Corporation from 1995 to 1998, and Charter Federal Savings Bank, which was a $750 million thrift with 28 branches throughout southwest Virginia and Knoxville, Tennessee from 1993 to 1995.

P. H. Brammer is a retired realtor.

George R. Nelson, Jr. became owner and operator of Nelson Ford, Inc. in 1975. He is also owner and operator of G R Chevrolet, Inc. and Nelson Mazda Subaru, Nelson Pontiac, Buick, GMC, Inc. He also owns Homes by Nelson.

Douglas E. Riddle has been in the automotive business for over 35 years. He is the owner of Riddle Chrysler, Plymouth, Dodge, Honda.

Milford A. Weaver is presently owner and co-founder of Virginia Blower Company in Collinsville and Galax, Virginia, and is currently serving as Chairman of the Board.

Jesse D. Cahill, Sr. has been a real estate broker and general contractor since 1959.

Roxann B. Miller is a principal stockholder in Dillon Insurance Agency. She is a retired school teacher. Ms. Miller is the sister of J. E. Bassett, Jr., another director.

Jimmie R. Mills is currently president of Jim Mills Lincoln-Mercury-Jeep, a new vehicle franchise dealer since 1985.

Joe C. Philpott, retired, worked for Bassett Furniture Industries for 42 years, retiring as Executive Vice President of Manufacturing and a board director.


                        Executive Officers Not a Director


                                                              First Elected
  Name (Age)              Offices and Positions Held          As an Officer
  ----------              --------------------------          -------------


Brenda H. Smith (40)      Senior Vice President and               8/99
                             Chief Financial Officer

Brenda C. Gibson (43)     Senior Vice President and              11/99
                          Senior Credit Officer

Brenda H. Smith joined the Corporation in August 1999. From 1995 to 1999, she was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation.

Brenda C. Gibson joined the Corporation in November 1999. From 1997 to 1999, she was Vice President/ Area Manager in Collinsville, Virginia of American National Bank and Trust Company headquartered in Danville, Virginia. Prior to that she was a Commercial Account Manager for Crestar Bank in Martinsville, Virginia from 1991 to 1997. Ms. Gibson is a 50% partner in B & S Properties, LLC, since February 1998, a corporation organized for real estate investment.


Item 10. Executive Compensation

The following table presents information relating to total compensation of the Chief Executive Officer and the two other most highly compensated Executive Officers of Bankshares for the fiscal year ended December 31, 1999.


                           SUMMARY COMPENSATION TABLE

                              Annual Compensation
                           -------------------------

Name and
Principal
Position                            Year                Salary
---------                           ----                ------
C. R. McCullar                      1999               $90,000
President/CEO/
Director

Brenda H. Smith                     1999               $17,904
Senior Vice President/
Chief Financial Officer

Brenda C. Gibson                    1999               $ 5,462
Senior Vice President/
Senior Credit Officer


(1) Upon successful completion of the offering and receipt of regulatory approvals, Mr. McCullar will receive on the day the bank opens for business the option to purchase 30,000 shares of common stock, 10,000 shares of which become exercisable in each of the first three years of operations. Each of the options will have a ten-year term from the date they become exercisable and will expire 30 days after employment is terminated under certain circumstances.

Directors Compensation
----------------------

The directors, other than the President/CEO C. R. McCullar, have not received and will not receive fees or other compensation in connection with the organization of Smith River Bankshares, Inc. They will not be paid fees for their service on or at meetings of the Board of Directors or committees during the initial years of operations.

Employment Contracts
--------------------

Smith River Bankshares, Inc. and C. R. McCullar have entered into an employment agreement dated June 1, 1999. The agreement sets forth the terms for Mr. McCullar to be employed as President and Chief Executive Officer of Smith River Bankshares, Inc. and when it is organized, Smith River Community Bank, N.A.

   o The agreement will have a rolling three year term (that is, unless terminated at least 90 days prior to each anniversary date, the contract term will be extended automatically for an additional year so that it will have a three- year remaining term as of the anniversary date). Smith River Bankshares may terminate the agreement without further liability if we don't raise the minimum capital.

   o After commencement of operations, if Mr. McCullar's employment is terminated by Smith River Bankshares, Inc./Smith River Community Bank, N.A. without cause or by Mr. McCullar for good reason, the Corporation will pay a lump sum equal to the total base salary through the remainder of the three year term. Otherwise, Mr. McCullar would be paid only through the date of termination.

   o If Mr. McCullar's employment is terminated by Smith River Bankshares, Inc./Smith River Community Bank, N.A. with cause or by Mr. McCullar without good reason, Mr. McCullar may not engage in the banking business within a 100 mile radius of the City of Martinsville, Virginia for a period of three years.

   o Mr. McCullar will continue to be paid a $90,000 base annual salary and, on the date Smith River Bank Community Bank, N.A. opens for business, will be granted options to purchase 30,000 shares of Smith River Bankshares' stock, 10,000 of which will be exercisable at the end of each of the first three years thereafter at the fair market value of the stock at the time of the grant.


The employment agreement also enables Mr. McCullar to become a consultant to Smith River Bankshares, Inc. and Smith River Community Bank, N.A. after retirement until he reaches the age of 70. Mr. McCullar would continue to receive a mutually agreed compensation as consultant. During the period of his employment and consultancy, he would also receive company paid health insurance. The employment and consultancy arrangements would terminate upon Mr. McCullar's death or disability.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 31, 2000, concerning the beneficial ownership of Common Stock by Directors and Executive Officers.


                                Sole Voting &  Aggregate
                                 Investment    Percentage
Name                                Power        Owned
----                            -----------    ----------

J. E. Bassett, Jr.                     1         8.3

P. H. Brammer                          1         8.3

Jesse D. Cahill, Sr.                   1         8.3

Mervyn R. King, MD                     1         8.3

Morton W. Lester                       1         8.3

Cecil R. McCullar                      1         8.3

Roxann B. Miller                       1         8.3

Jimmie R. Mills                        1         8.3

George R. Nelson, Jr.                  1         8.3

Douglas E. Riddle                      1         8.3

Joe C. Philpott                        1         8.3

Milford A. Weaver                      1         8.3

Brenda H. Smith                       ---        ---

Brenda C. Gibson                      ---        ---

Directors and Executive
     As a Group (14 persons)          12       100.0


These shares are merely for the purpose of organizing the Corporation and will be redeemed upon successful completion of the offering.

Item 12. Certain Relationships and Related Transactions

At December 31, 1999, the Corporation had advances payable to related parties of $515,000. These advances were for costs associated with the organization of the Corporation and the Bank such as regulatory expenses, accounting fees, legal fees, salaries, rent, consulting fees, etc. that are being borne by the LLC. The organizers of the LLC are also the directors of the Corporation. It is the intent of the LLC that the Organizers will advance all costs before the successful completion of the offering. Upon the successful completion of the offering, the Corporation will reimburse the LLC for these expenses. If the offering should be unsuccessful or if the Bank should not receive the appropriate regulatory approvals, the Corporation would be unable to reimburse the LLC, for the expenses. In this case, the LLC, whose members are the Organizers, would bear the costs.

Consistent with the Organizer's Contribution Agreement dated December 8, 1998, the organizers/directors have subscriptions for 87,500 units each including one share and one warrant. The organizers/directors may, but are not obligated to, purchase additional shares if it is necessary to complete the minimum offering. Shares purchased in this offering by organizers/directors are being purchased for investment purposes and not for resale.

In recognition of the risk of loss to the organizers/directors of their equity investment, for the purpose of paying for certain organizational and other preopening expenses before proceeds are released from escrow if the offering is not successful, as well as an incentive for them to serve as directors, each organizer/director will receive a warrant. The warrant will be added to each share purchased by each organizer/director to create the unit. Each warrant will entitle the organizer/director to purchase, at any time within ten years from the date Smith River Community Bank, N.A. opens for business, an additional share at $10.00 per share.

The warrants are not immediately exercisable. The right to exercise the warrants will vest for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Community Bank, N.A. opens for business, so long as the organizer/director has served continuously as a director of Smith River Bankshares, Inc. and Smith River Community Bank, N.A. from its opening until the particular anniversary and has attended a minimum of 75% of the Board of Directors meetings during the period. However, all the warrants will become vested upon a change in control of Smith River Bankshares, Inc. or a sale by the company of all or substantially all of its assets. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. Bankshares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into Smith River Community Bank, N.A.

The organizers/directors will have received the warrants as consideration for taking financial risks and for serving as directors without compensation until Smith River Community Bank, N.A. is profitable. The number of warrants due to each organizer/director will not be based on the number of shares sold by the organizer/director in the offering. Accordingly, the warrants should not be construed as compensation to the organizers/directors for purposes of Rule 3a4-1 under the Securities Exchange Act.

To complete the organization of Smith River Bankshares, Inc., the organizers/directors have subscribed for 12 shares at a price of $1.00 per share. Upon release of the offering proceeds from escrow, we intend to repurchase all of these organizational shares at their original purchase price.

See Item No. 10, Executive Compensation, for information related to stock options to be issued to Mr. C. R. McCullar, President and Chief Executive Officer.

Item 13. Exhibits and Reports on Form 8-K


    a)  See Index to Exhibits.

    b)  Reports on Form 8-K.

        None.

                                   SIGNATURES



   In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH RIVER BANKSHARES, INC.

By:  /s/ Cecil R. McCullar
     ---------------------
     Cecil R. McCullar, President and Chief Executive Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      NAME                              TITLE                                DATE
      ----                              -----                                ----
/s/Cecil R. McCullar                  President and Chief Executive          3-24-00
--------------------------            Officer, Director                   -------------
Cecil R. McCullar                                                             Date

/s/Brenda H. Smith                    Senior Vice President/                 3-24-00
--------------------------            Chief Financial Officer             -------------
Brenda H. Smith                                                               Date

/s/Mervyn R. King, MD                 Director, Chairman of the              3-24-00
--------------------------            Board of Directors                  -------------
Mervyn R. King, MD                                                            Date

/s/J. E. Bassett, Jr.                 Director                               3-24-00
--------------------------                                                -------------
J. E. Bassett, Jr.                                                            Date

/s/P. H.Brammer                       Director                               3-24-00
--------------------------                                                -------------
Patricia H. Brammer                                                           Date

/s/Jesse D. Cahill, Sr                Director                               3-24-00
--------------------------                                                -------------
Jesse D. Cahill                                                               Date

/s/Morton W. Lester                   Director                               3-24-00
--------------------------                                                -------------
Morton W. Lester                                                              Date

/s/Roxann B. Miller                   Director                               3-24-00
--------------------------                                                -------------
Roxann B. Miller                                                              Date

/s/Jimmie R. Mills                    Director                               3-24-00
--------------------------                                                -------------
Jimmie R. Mills                                                               Date

/s/George R. Nelson, Jr.              Director                               3-24-00
--------------------------                                                -------------
George R. Nelson, Jr.                                                         Date

/s/Joe C. Philpott                    Director                               3-24-00
--------------------------                                                -------------
Joe C. Philpott                                                               Date

/s/Douglas E. Riddle                  Director                               3-24-00
--------------------------                                                -------------
Douglas E. Riddle                                                             Date

/s/Milford A. Weaver                  Director                               3-24-00
--------------------------                                                -------------
Milford A. Weaver                                                             Date


                                Index to Exhibits

Number     Description of Exhibit
------     ----------------------
  3(i)*    Restated Articles of Incorporation of the Corporation, dated July 8,
           1999.

 3(ii)*    By-laws of the Corporation, dated August 5, 1999.

   4.1*    Warrant Plan and Certificates as adopted July 27, 1999 and amended
           August 26, 1999.

   4.2 Provision in Registrant's Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant's common stock (included in Exhibits 3.1 and 3.2, respectively).

   4.3*    Form of Shares Subscription Agreement.

   4.4*    Form of Units Subscription Agreement.

 10.1**    Contribution Agreement among the Organizers, dated as of December 8,
           1998.

 10.2* Lease dated April 6, 1999, with respect to the proposed executive office of the Corporation.

 10.3* Lease dated April 6, 1999, with respect to the proposed main banking office.

 10.4* Lease dated May 6, 1999, with respect to the possible branch office of Smith River Community Bank, N.A.

 10.5* Employment Agreement between the Corporation and Cecil R. McCullar, dated as of
           June 1, 1999.

 10.6* Consulting Agreement between the Corporation and Bank Resources, Inc., dated December 8, 1998.

 10.7*     Escrow Agreement between First Citizens Bank & Trust Company and the
           Corporation dated September 8, 1999.

 10.8**    Software license and service agreement between FISERV Solutions, Inc.
           and the Corporation dated September 1999.

 10.9**    Software license and maintenance agreement between Concentrex, Inc./CFI
           Pro Services, Inc. and the Corporation, dated September 27, 1999.

 10.10*** Contract to purchase hardware and software license and service agreement between Unisys and the Registrant dated October 25, 1999.

 10.11*** Related contracts to purchase equipment and software between Information Technology, Inc. and the Registrant dated October 25, 1999.

 10.12     Consulting agreement between Southeast Financial Holdings, Inc. and the
           Corporation dated 2/21/00.

 27        Financial Data Schedule.

-------------------------------
* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)

** (Incorporated by reference to Registration Statement #333-86993 on Form SB-
   2/A filed October 22, 1999.)

***(Incorporated by reference to Quarterly Report on Form 10-QSB filed December
   20, 1999.)