Form 10QSB
period 2000-03-31
SMITH RIVER BANKSHARES INC
filed 2000-05-10
CIK 1094742

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 333-86993

                          Smith River Bankshares, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Virginia                                 54-1956616
-----------------------------------       --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

             Suite 12, Patrick Henry Mall
    730 East Church Street, Martinsville, Virginia                24112
------------------------------------------------------         ------------
        (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (540) 632-8092
                          ------------------------------------------------------

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes     X               No
                        -------                 -------



                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12 shares as of April 30, 2000.
                                           ------------------------------


Transitional Small Business Disclosure Format:  (Check one):  Yes      No   X
                                                                 -----    -----

                          SMITH RIVER BANKSHARES, INC.

                                   Form 10-QSB

                                      Index



                          PART I FINANCIAL INFORMATION
                          ----------------------------

                                                                  Page No.
                                                                  -------

Item 1   Financial Statements                                       3 - 10

Item 2   Management's Plan of Operation                            10 - 12




                            PART II OTHER INFORMATION
                            -------------------------

Item 2   Changes in Securities and Use of Proceeds                  12


Item 6   Exhibits and Reports on Form 8-K                           12

             Signatures                                             13

             Index to Exhibits                                      14

                         SMITH RIVER BANKSHARES, INC.

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

    1.   Balance Sheet as of March 31, 2000 (unaudited)

    2. Statements of Loss for the quarter and inception-to-date periods ended March 31, 2000 and for the quarter ended March 31, 1999 (unaudited)

    3. Statement of Shareholders' Deficit for the inception-to-date period ended March 31, 2000 (unaudited)

    4. Statements of Cash Flows for the quarter and inception-to-date periods ended March 31, 2000 and for the quarter ended March 31, 1999 (unaudited)

                          SMITH RIVER BANKSHARES, INC.
                        (a Development Stage Enterprise)

                                  Balance Sheet

                                   (Unaudited)

                                 March 31, 2000



ASSETS
------

Cash and due from banks                                          $   119,992

Deferred stock issuance costs                                        157,630
                                                                 -----------

        Total current assets                                         277,622

Furniture, fixtures and equipment                                     49,261

Other assets                                                           6,653
                                                                 -----------

        Total Assets                                             $   333,536
                                                                 ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Accounts payable and accrued expenses                            $   124,150

Advances from related parties                                        686,120
                                                                 -----------

        Total Liabilities                                            810,270
                                                                 -----------

Shareholders' equity:

        Preferred stock, no par value, authorized                       ---
          10,000,000 shares; none issued

        Common stock, no par value, authorized
          10,000,000 shares; issued and outstanding 12 shares             12

        Deficit accumulated during the development stage            (476,746)
                                                                 -----------

            Total Shareholders' Deficit                             (476,734)
                                                                 -----------

            Total Liabilities and Shareholders' Deficit          $   333,536
                                                                 ===========



See accompanying notes to financial statements.

                         SMITH RIVER BANKSHARES, INC.

                       (A Development Stage Enterprise)

                              Statements of Loss

                                  (Unaudited)

                                                                   December 15, 1998
                                                 Three Months     (Date of Inception)   Three Months
                                                     Ended              Through           Ended
                                                March 31, 2000       March 31, 2000    March 31, 1999
                                                --------------    -------------------  --------------
REVENUES
--------
    Interest income                                   $  14,057         $  19,497       $   1,079

    Noninterest income                                    7,650             7,650              --
                                                      ---------        ----------       ---------

                       Total income                      21,707            27,147           1,079
                                                      ---------        ----------       ---------

EXPENSES
--------
    Salaries and employee benefits                       91,835           246,534          24,477

    Occupancy expense, supplies and other                39,467           100,727           4,303

    Professional fees                                    28,612           130,477          28,371

    Regulatory application fees                             880            26,155           2,525
                                                      ---------        ----------       ---------

                       Total expenses                   160,794           503,893          59,676
                                                      ---------        ----------       ---------

                       Net Loss                       $(139,087)        $(476,746)      $ (58,597)
                                                      =========         =========       =========
                  Per Share:

                       Basic:

                       Net Loss Per Share             $ (11,591)        $ (39,729)      $  (4,883)
                                                      =========         =========       =========
                       Average Shares
                            Outstanding                      12                12              12


                       Fully Diluted:

                       Net Loss Per Share             $ (11,591)        $ (39,729)      $  (4,883)
                                                      =========         =========       =========
                       Average Shares
                            Outstanding                      12                12              12

See accompanying notes to financial statements.

                         SMITH RIVER BANKSHARES, INC.

                        (A Development Stage Enterprise)

                       Statement of Shareholders' Deficit

                                  (Unaudited)

                       For the Period December 15, 1998
                              (Date of Inception)
                            Through March 31, 2000







                                                       Deficit
                              Number                 Accumulated
                                Of                    During the     Total
                              Common      Common      Development  Shareholders'
                              Shares       Stock         Stage       Deficit
                              ------       -----         -----       -------


Issuance of common stock        12         $  12      $    ---      $     12

Net loss since inception       ---           ---      (476,746)     (476,746)
                             -----         -----      --------      --------

Balances at
        March 31, 2000          12         $  12     $(476,746)    $(476,734)
                             =====         =====     =========     =========


See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                                   (Unaudited)

                                                                       December 15, 1998
                                                                           (Date of
                                                       Three Months         Inception)         Three Months
                                                          Ended              Through              Ended
                                                     March 31, 2000      March 31, 2000      March 31, 1999
                                                     --------------      --------------      --------------
Cash Flows From Operating Activities

    Net loss                                             $(139,087)          $(476,746)          $ (58,597)

    Depreciation                                               576                 576                 ---
    (Increase) decrease in other assets                        143              (6,653)                (12)
    Increase (decrease) in accounts payable
     and accrued expenses                                   (2,987)            124,150              10,178
                                                         ---------           ---------           ---------

      Net cash used by operating activities               (141,355)           (358,673)            (48,431)
                                                         ---------           ---------           ---------

Cash Flows from Investing Activities

    Purchase of fixed assets                               (18,355)            (49,837)                ---
                                                         ---------           ---------           ---------

      Net cash used by investing activities                (18,355)            (49,837)                ---
                                                         ---------           ---------           ---------
Cash Flows From Financing Activities

    Proceeds from advances from related parties            171,120             686,120              40,000
    Proceeds from issuance of common stock                     ---                  12                  12
    Costs of stock issuance                                (43,208)           (157,630)             (2,855)
                                                         ---------           ---------           ---------

      Net cash provided by financing activities            127,912             528,502              37,157
                                                         ---------           ---------           ---------

      Net increase (decrease) in cash                      (31,798)            119,992             (11,274)

Cash at beginning of period                                151,790                 ---             110,040
                                                         ---------           ---------           ---------

Cash at end of period                                    $ 119,992           $ 119,992           $  98,766
                                                         ---------           ---------           ---------

See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial statements
                                   (Unaudited)

                                 March 31, 2000


Note 1 - Summary of Accounting Policies

(a) General

The accompanying financial statements of Smith River Bankshares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein.

Smith River Bankshares, Inc. (the "Corporation" or "Bankshares") is a development stage enterprise, incorporated as a Virginia corporation effective January 14, 1999. The Corporation was primarily organized to serve as a bank holding company for the proposed Smith River Community Bank, N.A. (the "Bank"). Prior to the organization of the Corporation, the Corporation's shareholders, who are also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs. The financial statements reflect the operations of the Corporation and the LLC since the date of formation, which was December 15, 1998. The Corporation has received preliminary approvals form the FDIC and the OCC. It has also received approval from the State Corporation Commission and the Federal Reserve Bank of Richmond to acquire the proposed Smith River Community Bank, N.A., pending success of the offering.

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

(b)  Organization Costs

The American Institute of CPA's has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." In general, the SOP requires that organizational and similar start-up costs be expensed. Examples of such costs that have been incurred by the Corporation are legal fees, consulting fees, and regulatory application fees. Prior to the effective date of the SOP, generally accepted accounting principles permitted such costs to be capitalized and amortized to expense. The Corporation adopted the requirements of the SOP from its inception and has accordingly expensed all organization costs.

                         SMITH RIVER BANKSHARES, INC.
                       (A Development Stage Enterprise)

                         Notes to Financial statements
                                  (Unaudited)

                                March 31, 2000


(c)  Deferred Stock Issuance Costs

Costs totaling approximately $157,630 incurred through March 31, 2000 related to registering and issuing the securities being offered are included in the balance sheet under "deferred stock issuance costs." Such costs are comprised primarily of professional fees and securities registration fees, and will be charged against paid-in-capital upon the successful completion of the stock offering. It is anticipated that additional deferred stock issuance costs will be incurred.

(d)  Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred during the development stage. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(e)  Use of Estimates

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


Note 2 - Advances From Related Parties

At March 31, 2000, the corporation had advances payable to related parties of $686,120. These advances were for costs associated with the organization of the Corporation and the Bank such as regulatory expenses, accounting fees, legal fees, salaries, rent, consulting fees, etc. that are being borne by the LLC. The Organizers of the LLC are also the directors of the Corporation. It is the intent of the LLC that the Organizers will advance all costs before the successful completion of the offering. Upon the successful completion of the offering, the Corporation will reimburse the LLC for these expenses. If the offering should be unsuccessful or if the bank should not receive the appropriate regulatory approvals, the Corporation would be unable to reimburse the LLC for the expenses. In this case the LLC, whose members are the Organizers, would bear the costs.


Note 3 - Leases and Commitments

The Corporation has entered into a lease for administrative office space with a term beginning May 1, 1999 and expiring in 39 months. Rent paid for the first three months was $750 per month, and thereafter increased to $1,000 per month. The Corporation may cancel the lease with 90 days notice.

The Corporation has also entered into separate leases for property to be used as bank branches. One lease has a term of 36 months commencing August 1, 1999, and requires a monthly rental of $2,500. The other lease has a term of 36 months beginning when the branch begins operations. At that point, the monthly rental will be $2,500. Prior to that date, interim monthly rent of $500 is being paid beginning June 1999.

Both leases are cancelable by the Corporation if it is unable to organize and commence operations as planned.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial statements
                                   (Unaudited)

                                 March 31, 2000



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


Item 2. Management's Plan of Operations

General
-------

Smith River Bankshares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for the proposed Smith River Community Bank, N.A., ( in Organization). The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. Smith River Bankshares, Inc. anticipates raising between $6,250,000 and $10,000,000 through its initial public offering. Subject to the formation of Smith River Community Bank, N.A., the Corporation anticipates buying all the stock of the Bank from the proceeds of the offering. The business of the Corporation will be conducted through the Bank. Smith River Bankshares, Inc. has received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A.

Smith River Community Bank is currently being organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999. The Bank will be capitalized from the proceeds of the offering by Bankshares. Once the bank is capitalized and receives all regulatory approvals, it will accept deposits and make commercial, real estate, and consumer loans. For the initial years, the Bank anticipates that it will rely on local advertising and personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. The Bank plans to operate as a locally owned and operated commercial bank emphasizing personal customer service and other advantages of banking with a locally owned community bank.

The Corporation is totally dependent on the success of the offering and then on the operations of the Bank. It believes that the minimum offering raised will allow for the operations of Smith River Community Bank, N.A. for approximately the next twelve months. If the $6,250,000 is not raised by June 30, 2000, the Organizers have the option to terminate the offering or extend it through December 31, 2000. As of April 30, 2000, stock subscriptions received totaled approximately $4,370,000.

The primary source of funds for the Corporation has come from the Organizers who are also the Corporation's directors. The Organizers formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and to provide for financing of organization, pre-opening, and offering expenses. It is anticipated that the Organizers will continue to make advances for expenses until the completion of the offering. The Corporation will use the proceeds from the offering also to repay the LLC for the advances. If the offering should be unsuccessful, the advance expenses will be borne by the organizers. Stock subscribers would have their investments in the Corporation returned to them without interest.

For the period ending March 31, 2000 from inception-to-date, the net loss for the Corporation was $476,746 which equated to a net loss per share of $39,729. Total expenses were $503,893 which was offset slightly by total income of $27,147, which consisted primarily of interest income on money market accounts in correspondent banks. Of the total expenses, salaries and employee benefits were 48.9%; professional fees were 25.9%; occupancy expense, supplies, and other expenses were 20.0%; and regulatory application fees were 5.2%. The professional fees consisted of accounting fees, legal fees, and fees associated with a corporation engaged to aid in the regulatory process. Total assets at March 31, 2000 were $333,536. Cash and due from banks were $119,992 and deferred stock issuance costs were $157,630. Furniture, fixtures, and equipment purchased from inception was $49,261 consisting primarily of a down payment on software and furniture for the administrative offices. Accounts payable at March 31, 2000 was $124,150 and advances from the Organizers were $686,120.

For the quarter ended March 31, 2000, the Corporation had a net loss of $139,087. Total expenses were $160,794 of which salaries and employee benefits were 57.1%; professional fees were 17.8%; occupancy expense, supplies and other expenses were 24.5%; and regulatory fees were .6%. Income for the quarter was $21,707 which was comprised primarily of interest from time balances with correspondent banks. For the quarter ended March 31, 1999, the Corporation experienced a net loss of $58,597. Total expenses were $59,676 of which salaries and employee benefits were 41.0%; professional fees were 47.5%; occupancy expense, supplies and other expenses were 7.3%; and regulatory fees were 4.2%.

The Corporation has entered into three leases for space, one of which is for the executive offices, and the other two are for the main banking branch and a second branch. The Corporation is currently paying monthly lease payments on all three locations. Approximately $400,000 will be spent on the executive offices and the main banking office which consists primarily of computers and software, an ATM, proof machine, cabling and security equipment. It is estimated that approximately $220,000 will be needed to renovate the second branch and purchase an ATM and equipment.

The Corporation has also entered into an agreement with Unisys and four license agreements with Information Technology, Inc. The agreements provide Bankshares with data processing equipment, software, PC's, and file servers. The Corporation has agreed to pay Unisys approximately $232,500 and Information Technology, Inc. approximately $92,000. The Corporation has also entered into an agreement with FiServ, Inc. to perform the daily application processing of the Bank.

The Corporation currently employs eight individuals including the Chief Executive Officer, the Chief Financial Officer, and the Chief Lending Officer. It is anticipated that the Bank, upon opening, will employ approximately 14 individuals of whom six will be officers.

Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, will be subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the offering is not successful, if required regulatory approvals are not received, or the Bank should not become profitable, then it is unlikely that these tax benefits will be realized. Therefore, no tax benefit or provision has been recorded for the inception-to-date period ended March 31, 2000.

Year 2000 Readiness
-------------------

The Year 2000 issue was not a problem for the Corporation. All equipment purchased was Year 2000 compliant. Contracts have been signed with outside vendors for software and data processing. These vendors experienced minimal problems with the onset of the Year 2000. Management will continue to have conversations with its vendors and service providers concerning this issue. Also, with the opening of the Bank, management will have dialogue with customers for assurances of their Year 2000 issues. The Corporation does not believe that the Year 2000 will have any material impact on the current operation or operations of the Bank once it is capitalized, receives its regulatory approvals, and opens for business.


                            PART II Other Information

Item 2.   Changes in Securities and Use of Proceeds

The Corporation filed a registration statement on Form SB-2 to register the stock in conjunction with its initial public offering. The registration statement was declared effective by the Commission on November 4, 1999. Smith River Bankshares, Inc. began to accept subscriptions for investments in its stock after the effective date of the registration statement. The subscription dollars are being held in an escrow account until the successful completion of the offering pursuant to the escrow agreement. The Corporation is still accepting subscriptions for stock. Consequently, none of the stock subscriptions have been used. The Corporation continues to incur expenses for organizational, pre-opening, and offering expenses that are being funded by advances from the Organizers. These expenditures are disclosed in the accompanying financial statements and the notes thereto and in Management's Plan of Operations in this Form 10-QSB.


Item 6.  Exhibits and Reports on Form 8-K


         a)       Exhibits

                  See Index to Exhibits.

         b)       Reports on Form 8-K.

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SMITH RIVER BANKSHARES, INC.


Date   May 10, 2000                  By         /s/ Cecil R. McCullar
       ----------------------           -----------------------------
                                                Cecil R. McCullar
                                                President and Executive Officer

Date   May 10, 2000                  By         /s/ Brenda H. Smith
       ----------------------            --------------------------
                                                Brenda H. Smith
                                                Senior Vice President and
                                                Chief Financial Officer

                                Index to Exhibits

Number    Description of Exhibit
------    ----------------------

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

 4.3*     Form of Shares Subscription Agreement.

 4.4*     Form of Units Subscription Agreement.

 27       Financial Data Schedule.



-------------------------
* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)