Form 10QSB
period 2000-06-30
SMITH RIVER BANKSHARES INC
filed 2000-08-11
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended         June 30, 2000
                                             ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from____________to____________


Commission file number       333-86993
                      -----------------------

                          Smith River Bankshares, Inc.
        (Exact name of small business issuer as specified in its charter)

           Virginia                                       54-1956616
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     Suite 12, Patrick Henry Mall
     730 East Church Street, Martinsville, Virginia                  24112
------------------------------------------------------------    ----------------
       (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number      (540) 632-8092
                          -------------------



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X       No
                                       ---        ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 689,368 shares as of July 31, 2000.
                                          --------------------------------------


Transitional Small Business Disclosure Format:  (Check one):  Yes       No   X
                                                                  -----     ---

                          SMITH RIVER BANKSHARES, INC.

                                   Form 10-QSB

                                      Index



                          PART I FINANCIAL INFORMATION


                                                                      Page No.
                                                                      -------

Item 1        Financial Statements                                     4 - 11
Item 2        Management's Plan of Operation                          11 - 13




                            PART II OTHER INFORMATION


Item 2        Changes in Securities and Use of Proceeds               13 - 14


Item 4        Submission of Matters to a Vote of Security Holders         14

Item 5        Other Information                                           15

Item 6        Exhibits and Reports on Form 8-K                            15

                  Signatures                                              16

                  Index to Exhibits                                       17

                          SMITH RIVER BANKSHARES, INC.



                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements


The financial statements filed as part of Item 1 of Part I are as follows:


1.        Balance Sheet as of June 30, 2000 (unaudited)

2.        Statements    of   Loss   for   the   quarter,    year-to-date,    and
          inception-to-date periods ended June 30, 2000 and for the quarter and year-to-date periods ended June 30, 1999 (unaudited)

3. Statement of Shareholders' Deficit for the inception-to-date period ended June 30, 2000 (unaudited)

4. Statements of Cash Flows for the year-to-date and inception-to-date periods ended June 30, 2000 and for the year-to-date period ended June 30, 1999 (unaudited)

                          SMITH RIVER BANKSHARES, INC.
                        (a Development Stage Enterprise)

                                  Balance Sheet

                                   (Unaudited)

                                  June 30, 2000




ASSETS

Cash and due from banks                                             $144,119

Deferred stock issuance costs                                        180,383
                                                                    --------

              Total current assets                                   324,502

Furniture, fixtures and equipment                                     74,402

Other assets                                                           4,455
                                                                    --------


              Total Assets                                          $403,359
                                                                    ========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable and accrued expenses                               $ 92,720

Advances from related parties                                        903,791
                                                                    --------

              Total Liabilities                                      996,511

Shareholders' equity:

     Preferred stock, no par value, authorized                           ---
         10,000,000 shares; none issued

     Common stock, no par value, authorized
         10,000,000 shares; issued and outstanding 12 shares              12

     Deficit accumulated during the development stage               (593,164)
                                                                    --------



              Total Shareholders' Deficit                           (593,152)
                                                                    --------

              Total Liabilities and Shareholders' Deficit           $403,359
                                                                    ========




See accompanying notes to financial statements.

                                       SMITH RIVER BANKSHARES, INC.

                                     (A Development Stage Enterprise)

                                            Statements of Loss

                                                (Unaudited)


                                                                                    December 15, 1998
                                                Three Months        Six Months     (Date of Inception)
                                                   Ended                Ended            Through
                                               June 30, 2000       June 30, 2000       June 30, 2000
                                               -------------       --------------     --------------
REVENUES

       Interest income                           $  44,259           $   58,316         $   63,756

       Noninterest income                              ---                7,650              7,650
                                                 ---------           ----------         ----------

                           Total income             44,259               65,966             71,406
                                                 ---------           ----------         ----------


EXPENSES

       Salaries and employee benefits              103,331              195,166            349,865

       Occupancy expense, supplies and other        41,840               81,307            142,567

       Professional fees                            15,506               44,118            145,983

       Regulatory application fees                     ---                  880             26,155
                                                 ---------           ----------         ----------


                           Total expenses          160,677              321,471            664,570
                                                 ---------           ----------         ----------


                           Net Loss              $(116,418)          $ (255,505)        $ (593,164)
                                                 =========           ==========         ==========

                    Per Share:

                           Basic:

                           Net Loss Per Share    $  (9,702)          $  (21,292)        $  (49,430)
                                                 =========           ==========         ==========

                           Average Shares
                                 Outstanding            12                   12                 12

                           Fully Diluted:

                           Net Loss Per Share    $  (9,702)          $  (21,292)        $  (49,430)
                                                 =========           ==========         ==========

                           Average Shares
                                 Outstanding            12                   12                 12


See accompanying notes to financial statements.

                                    SMITH RIVER BANKSHARES, INC.

                                  (A Development Stage Enterprise)

                                         Statements of Loss

                                            (Unaudited)



                                                        Three Months                  Six Months
                                                            Ended                        Ended
                                                        June 30, 1999                 June 30, 1999
                                                        -------------                 -------------
REVENUES

       Interest income                                    $     507                     $    1,586

       Noninterest income                                       ---                            ---
                                                          ---------                     ----------

                           Total income                         507                          1,586
                                                          ---------                     ----------


EXPENSES

       Salaries and employee benefits                        28,729                         53,206

       Occupancy expense, supplies and other                  4,289                          8,592

       Professional fees                                     33,749                         62,120

       Regulatory application fees                           15,000                         17,525
                                                          ---------                     ----------


                           Total expenses                    81,767                        141,443
                                                          ---------                     ----------


                           Net Loss                       $ (81,260)                    $ (139,857)
                                                          =========                     ==========

                    Per Share:

                           Basic:

                           Net Loss Per Share             $  (6,772)                    $  (11,655)
                                                          =========                     ==========

                           Average Shares
                                 Outstanding                     12                             12

                           Fully Diluted:

                           Net Loss Per Share             $  (6,772)                    $  (11,655)
                                                          =========                     ==========

                           Average Shares
                                 Outstanding                     12                             12


See accompanying notes to financial statements.

                                 SMITH RIVER BANKSHARES, INC.

                               (A Development Stage Enterprise)

                              Statement of Shareholders' Deficit

                                          (Unaudited)

                               For the Period December 15, 1998
                                      (Date of Inception)
                                     Through June 30, 2000






                                     Deficit
                                      Number                        Accumulated
                                        Of                          During the      Total
                                      Common        Common          Development  Shareholders'
                                      Shares        Stock              Stage        Deficit
                                      ------        -----              -----        -------

Issuance of common stock                12           $  12           $     ---     $      12

Net loss since inception               ---             ---            (593,164)     (593,164)
                                      ----           -----            --------     ---------

Balances at
       June 30, 2000                    12           $  12           $(593,164)    $(593,152)
                                     =====           =====           =========     =========




See accompanying notes to financial statements.


                                    SMITH RIVER BANKSHARES, INC.
                                  (A Development Stage Enterprise)

                                      Statements of Cash Flows

                                             (Unaudited)


                                                                    December 15, 1998
                                                                       (Date of
                                                  Six Months           Inception)      Six Months
                                                     Ended              Through           Ended
                                                 June 30, 2000       June 30, 2000    June 30, 1999
                                                 -------------       -------------    -------------
Cash Flows From Operating Activities
     Net loss                                      $(255,505)          $(593,164)       $ (139,857)
     Depreciation                                      1,275               1,275               ---
     (Increase) decrease in other assets               2,341              (4,455)             (602)
     Increase (decrease) in accounts payable
        and accrued expenses                         (34,417)             92,720            34,357
                                                   ---------           ---------        ----------

         Net cash used by operating activities      (286,306)           (503,624)         (106,102)
                                                   ---------           ---------        ----------


Cash Flows from Investing Activities

     Purchase of fixed assets                        (44,195)            (75,677)           (1,907)
                                                   ---------           ---------        ----------

         Net cash used by investing activities       (44,195)            (75,677)           (1,907)
                                                   ---------           ---------        ----------

Cash Flows From Financing Activities

     Proceeds from advances from related parties     388,791             903,791            40,000
     Proceeds from issuance of common stock              ---                  12                12
     Costs of stock issuance                         (65,961)           (180,383)          (11,200)
                                                   ---------           ---------        ----------
         Net cash provided by financing activities   322,830             723,420            28,812
                                                   ---------           ---------        ----------
         Net increase (decrease) in cash              (7,671)            144,119           (79,197)

Cash and due from banks at beginning of period       151,790                ---            110,040
                                                   ---------           --------         ----------


Cash and due from banks at end of period           $ 144,119           $ 144,119        $   30,843
                                                   =========           =========        ==========



See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial statements
                                   (Unaudited)

                                  June 30, 2000


Note 1 - Summary of Accounting Policies

(a)      General

The accompanying financial statements of Smith River Bankshares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein.

Smith River Bankshares, Inc. (the "Corporation" or "Bankshares") is a development stage enterprise, incorporated as a Virginia corporation effective January 14, 1999. The Corporation was primarily organized to serve as a bank holding company for the proposed Smith River Community Bank, N.A. (the "Bank"). Prior to the organization of the Corporation, the Corporation's shareholders, who are also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs. The financial statements reflect the operations of the Corporation and the LLC since the date of formation, which was December 15, 1998. The Corporation has received final approvals form the FDIC and the OCC. It has also received approval from the State Corporation Commission and the Federal Reserve Bank of Richmond to acquire the proposed Smith River Community Bank, N.A. The Bank opened July 24, 2000 and began its operations as a full service commercial bank.

The Corporation raised $6,893,680 through a sale of its common stock and units. The Corporation filed a registration statement on Form SB-2 to register the stock, which was declared effective by the Securities and Exchange Commission on November 4, 1999. Proceeds from the sale of the stock were primarily used to acquire all of the stock of the Bank on July 24, 2000. Since the opening of the Bank, the Corporation's operations have been conducted through the Bank.

In conjunction with the offering the Organizers purchased units instead of shares only. Each unit contained one share of common stock and one common stock warrant attached. The warrants will vest over a three-year period. Each warrant entitles the holder to purchase one share of common stock for $10.

Based on current facts and circumstances, the Organizers believe that the proceeds received from the offering, $6,893,680 will permit the Bank to conduct its initial operations to invest in loans, securities, and other earning assets. It could also provide for additional branch openings. Funds received from stock subscriptions were held in an escrow account which was not available to the Corporation as of June 30, 2000, and as such they are not reflected as assets in the accompanying financial statements.

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

                          SMITH RIVER BANKSHARES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial statements
                                   (Unaudited)

                                  June 30, 2000


(c)      Deferred Stock Issuance Costs

Costs totaling approximately $180,383 incurred through June 30, 2000 related to registering and issuing the securities that were sold are included in the balance sheet under "deferred stock issuance costs." Such costs are comprised primarily of professional fees and securities registration fees, and will be charged against paid-in-capital upon the successful completion of the stock offering in the third quarter of 2000.

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


Note 2 - Advances From Related Parties

At June 30, 2000, the corporation had advances payable to related parties of $903,791. These advances were for costs associated with the organization of the Corporation and the Bank such as regulatory expenses, accounting fees, legal fees, salaries, rent, consulting fees, etc. that are being borne by the LLC. The Organizers of the LLC are also the directors of the Corporation. The Organizers advanced all necessary costs before the successful completion of the offering. The Corporation will reimburse the LLC for these expenses in the third quarter of 2000.


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

                                  June 30, 2000





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


Item 2.       Management's Plan of Operations

General
-------

Smith River Bankshares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for the proposed Smith River Community Bank, N.A., ( in Organization). The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. Smith River Bankshares, Inc. anticipated raising between $6,250,000 and $10,000,000 through its initial public offering. Subject to the formation of Smith River Community Bank, N.A., the Corporation anticipated buying all the stock of the Bank from the proceeds of the offering. The business of the Corporation will be conducted through the Bank. Smith River Bankshares, Inc. received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A. Smith River Bankshares, Inc. successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A. The Bank received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

Smith River Community Bank was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999. As previously mentioned, the Bank received final approvals from the Comptroller of the Currency and the Federal Deposit Insurance Corporation on July 21, 2000 with permission to open on July 24, 2000. The Bank has begun to accept deposits and make commercial, real estate, and consumer loans. For the initial years, the Bank anticipates that it will rely on local advertising and personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. The Bank plans to operate as a locally owned and operated commercial bank emphasizing personal customer service and other advantages of banking with a locally owned community bank.

The primary source of funds for the Corporation has come from the Organizers who are also the Corporation's directors. The Organizers formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and to provide for financing of organization, pre-opening, and offering expenses. The Organizers continued to make advances for expenses until the completion of the offering. The Corporation will use the proceeds from the offering also to repay the LLC for the advances. Management believes that after reimbursing the LLC for such expenses, the remaining funds will be sufficient to provide for the planned capital expenditures and operating costs.

For the period ending June 30, 2000 from inception-to-date, the net loss for the Corporation was $593,164 which equated to a net loss per share of $49,430. Total expenses were $664,570 which was offset slightly by total income of $71,406, which consisted primarily of interest income on money market accounts in correspondent banks and interest earned on the subscription dollars held in escrow. Of the total expenses, salaries and employee benefits were 52.6%; professional fees were 22.0%; occupancy expense, supplies, and other expenses were 21.5%; and regulatory application fees were 3.9%. The professional fees consisted of accounting fees, legal fees, and fees associated with a corporation engaged to aid in the regulatory process. Total assets at June 30, 2000 were $403,359. Cash and due from banks were $144,119 and deferred stock issuance costs were $180,383. Furniture, fixtures, and equipment purchased from inception was $75,677 consisting primarily of a down payment on software and furniture for the administrative offices. Accounts payable at June 30, 2000 was $92,720 and advances from the Organizers were $903,791.

For the six months ended June 30, 2000, the Corporation had a net loss of $255,505. Total expenses were $321,471 of which salaries and employee benefits were 60.7%; professional fees were 13.7%, occupancy expense, supplies and other expenses were 25.3%; and regulatory fees were 0.3%. Income for the six months was $65,966 which was comprised primarily of interest from time balances with correspondent banks and interest earned on the subscription dollars held in escrow. For the six months ended June 30, 1999, the Corporation experienced a net loss of $139,857. Total expenses were $141,443 of which salaries and employee benefits were 37.6%; professional fees were 43.9%; occupancy expenses, supplies and other expenses were 6.1%; and regulatory fees were 12.4%.

For the quarter ended June 30, 2000, the Corporation had a net loss of $116,418. Total expenses were $160,677 of which salaries and employee benefits were 64.3%; professional fees were 9.7%; and occupancy expense, supplies and other expenses were 26.0%. Income for the quarter was $44,259 which was comprised primarily of interest from time balances with correspondent banks and interest earned on the subscription dollars held in escrow. For the quarter ended June 30, 1999, the Corporation experienced a net loss of $81,260. Total expenses were $81,767 of which salaries and employee benefits were 35.1%; professional fees were 41.3%; occupancy expense, supplies and other expenses were 5.3%; and regulatory fees were 18.3%.

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

The Corporation currently employs fourteen individuals including the Chief Executive Officer, the Chief Financial Officer, the Chief Lending Officer, and three additional officers. Upon the opening of a planned second branch later in 2000, the number of employees will increase by approximately five.

Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, will be subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the inception-to-date period ended June 30, 2000.


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


                            PART II Other Information

Item 2.   Changes in Securities and Use of Proceeds

The Corporation filed a registration statement on Form SB-2 to register the stock in conjunction with its initial public offering. The registration statement was declared effective by the Commission on November 4, 1999. Smith River Bankshares, Inc. began to accept subscriptions for investments in its stock after the effective date of the registration statement. The subscription dollars were being held in an escrow account until the successful completion of the offering pursuant to the escrow agreement. The Corporation accepted subscriptions for stock through July 31, 2000. The Corporation continued to incur expenses for organizational, pre-opening, and offering expenses that were being funded by advances from the Organizers until the successful completion of the offering. These expenditures are disclosed in the accompanying financial statements and the notes thereto and in Management's Plan of Operations in this Form 10-QSB.

Upon the completion of the offering of its common stock shares on July 31, 2000, Smith River Bankshares, Inc. sold 689,368 shares of common stock for total proceeds of $6,893,680. The use of proceeds as of July 31, 2000 are as follows:

Offering Proceeds                                                    $6,893,680
                                                                     ==========

Use of Proceeds by Smith River Bankshares, Inc.:
         Offering expenses                                              180,383

         Organizational expenses                                        241,188
         Working capital                                                150,269
         Capitalization of Smith River Community
               Bank, N.A. through purchase of 100% of
              the common stock of the Bank                            6,321,840
                                                                     ----------

Total                                                                $6,893,680
                                                                     ==========


Use of Capital by Smith River Community Bank, N.A.:
         Organizational and pre-opening expenses                     $  461,959
         Furniture, fixtures and equipment                               76,966
         Anticipated purchase of furniture, fixtures and equipment      553,000
         Working capital                                              5,229,915
                                                                     ----------

Total                                                                $6,321,840
                                                                     ==========


Offering, organizational and pre-opening expenses exceeded original amounts estimated primarily because the length of time taken to complete the offering was longer than anticipated.


Item 4.  Submission of Matters to a Vote of Security Holders

The Corporation held its annual meeting on Friday, the 16th of June, 2000. All twelve shareholders and organizers as of that date were present at the meeting. The following directors were re-elected and became the Class of 2003:

         Jesse D. Cahill            Elected As Director       Unanimous Vote
         Roxanne B. Miller          Elected As Director       Unanimous Vote
         Jimmie R. Mills            Elected As Director       Unanimous Vote
         Joe C. Philpott            Elected As Director       Unanimous Vote

The following directors' terms of office continued as follows:

         J. E. Bassett              Class of 2002
         Mervyn R. King             Class of 2002
         Morton W. Lester           Class of 2002
         Cecil R. McCullar          Class of 2002

         Patricia H. Brammer        Class of 2001
         George R. Nelson           Class of 2001
         Douglas E. Riddle          Class of 2001
         Milford A. Weaver          Class of 2001

Item 5.  Other Information

Smith River Bankshares, Inc. completed its offering of its shares of common stock to the public on July 31, 2000. Total shares and units sold as of July 31, 2000 were 689,368 for total proceeds of $6,893,680. Prior to July 31, 2000, the Corporation reached its minimum number of shares sold and was able to capitalize the Bank. Smith River Community Bank, N.A. received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation on July 21, 2000 granting an opening date of July 24, 2000. The Bank opened for business on July 24, 2000 and began accepting deposits and making loans.


Item 6.  Exhibits and Reports on Form 8-K


          a)        Exhibits

                    See Index to Exhibits.

          b)        Reports on Form 8-K.

                    (1)       Form  8-K  filed  July  14,  2000   regarding  the
                              extension of Smith River Bankshares, Inc. public offering of its common stock.

                    (2) Form 8-K filed July 24, 2000 regarding the receipt of final approvals for the charter of Smith River Community Bank, N.A.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SMITH RIVER BANKSHARES, INC.


Date          August 11, 2000                 By      /s/ Cecil R. McCullar
       ----------------------                    -----------------------------
                                                     Cecil R. McCullar
                                                     President and Chief
                                                     Executive Officer

Date          August 11, 2000                 By      /s/ Brenda H. Smith
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

3(i)*          Restated Articles of Incorporation of the Corporation, dated July
               8, 1999.

3(ii)*         By-laws of the Corporation, dated August 5, 1999.

4.1* Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999.

4.2 Provision in Registrant's Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant's common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3*           Form of Shares Subscription Agreement.

4.4*           Form of Units Subscription Agreement.

27             Financial Data Schedule.

---------------------------
* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)