Form 10QSB
period 2000-09-30
SMITH RIVER BANKSHARES INC
filed 2000-11-13
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



(Mark One)
[ X ]    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934
              For the quarterly period ended     September 30, 2000
                                             ----------------------------------



[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
          AND EXCHANGE ACT OF 1934
              For the transition period from                to
                                             --------------    ----------------


Commission file number              333-86993
                      ---------------------------------------------------------

                          Smith River Bankshares, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Virginia                                     54-1956616
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  Suite 12, Patrick Henry Mall
  730 East Church Street, Martinsville, Virginia               24112
--------------------------------------------------   --------------------------
       (Address of principal executive offices)              (Zip Code)

Issuer's telephone number      (540) 632-8092
                          -----------------------------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:689,368 shares as of October 31, 2000.
                                          --------------------------------------




Transitional Small Business Disclosure Format:  (Check one):  Yes        No  X
                                                                 -----     -----

                          SMITH RIVER BANKSHARES, INC.

                                   Form 10-QSB

                                      Index



                          PART I FINANCIAL INFORMATION


                                                                        Page No.
                                                                        -------

Item 1        Financial Statements                                       3 - 17
Item 2        Management's Plan of Operation                            17 - 21




                            PART II OTHER INFORMATION


Item 2        Changes in Securities and Use of Proceeds                   22

Item 5        Other Information                                           22

Item 6        Signatures                                                  23

              Index to Exhibits                                           24

                          SMITH RIVER BANKSHARES, INC.



                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements


The financial statements filed as part of Item 1 of Part I are as follows:


1.       Balance Sheet as of September 30, 2000 (unaudited)

2. Statements of Loss for the quarter and year-to-date periods ended September 30, 2000 and for the quarter and year-to-date periods ended September 30, 1999 (unaudited)

3. Statements of Cash Flows for the year-to-date period ended September 30, 2000 and for the year-to-date period ended September 30, 1999 (unaudited)

                          SMITH RIVER BANKSHARES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 2000

ASSETS

Cash and due from banks                                            $   319,567
Interest-bearing deposits in other banks                               223,687
Federal funds sold                                                   3,705,000
Securities available for sale                                        1,460,853

Loans:
     Commercial loans                                                2,326,115
     Residential real estate loans                                   1,440,274
     Consumer loans                                                    798,356
                                                                   -----------
              Total Gross Loans                                      4,564,745
     Less:  Allowance for loan losses                                  (54,800)
                                                                   -----------
              Net Loans                                              4,509,945

Furniture, fixtures and equipment                                      386,595
Accrued interest receivable                                             30,581
Other assets                                                            21,323
                                                                   -----------

              Total Assets                                         $10,657,551
                                                                   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing demand deposits                          $   376,150
     Interest checking deposits                                        276,468
     Money market deposits                                             482,006
     Savings deposits                                                   77,574
     Certificate of deposits > $100,000                              1,742,958
     Other time deposits                                             1,753,989
                                                                   -----------
              Total Deposits                                         4,709,145

Accrued interest payable and other liabilities                          32,717
                                                                   -----------

              Total Liabilities                                      4,741,862
                                                                   -----------

Shareholders' Equity:

     Preferred stock, no par value, authorized                            ---
         10,000,000 shares; none issued
     Common stock, no par value, authorized 10,000,000
         shares; issued and outstanding 689,368 shares               6,708,162
     Accumulated deficit                                              (792,456)
     Accumulated other comprehensive loss                                  (17)
                                                                   -----------

              Total Shareholders' Equity                             5,915,689
                                                                   -----------

              Total Liabilities and Shareholders' Equity           $10,657,551
                                                                   ===========


See accompanying notes to financial statements.


                                   SMITH RIVER BANKSHARES, INC.
                                        Statements of Loss
                                            (Unaudited)

                                                            Three Months                Three Months
                                                                Ended                        Ended
                                                          September 30, 2000          September 30, 1999
                                                          ------------------          ------------------
Interest Income:
       Interest and fees on loans                         $  61,513                     $     ---
       Interest on interest-bearing deposits                 17,487                           562
       Interest on federal funds sold                        61,822                           ---
       Interest on securities available for sale              3,420                           ---
                                                          ---------                     ---------

                    Total Interest Income                   144,242                           562
                                                          ---------                     ---------

Interest Expense:
Interest on certificates of deposit
               > $100,000                                    12,590                           ---
Interest on other deposits                                   15,949                           ---
                                                          ---------                     ---------

                    Total Interest Expense                   28,539                           ---
                                                          ---------                     ---------

                    Net Interest Income                     115,703                           562
Provision for loan losses                                    54,800                           ---
                    Net Interest Income After Provision
                             for Loan Losses                 60,903                           562

Noninterest Income:
       Service charges on deposit accounts                      640                           ---
       Other fee income and miscellaneous
            income                                            2,234                           ---
                                                          ---------                     ---------

                    Total Noninterest Income                  2,874                           ---

Noninterest Expense:
       Salaries and employee benefits                       149,801                        37,818
       Occupancy and equipment expense                       29,931                        14,643
       Professional fees                                     23,383                         6,475
       Other expenses                                        59,954                         3,238
                                                          ---------                     ---------

                    Total Noninterest Expense               263,069                        62,174
                                                          ---------                     ---------

                           Net Loss                       $(199,292)                    $ (61,612)
                                                          =========                     =========

                    Per Share:
                           Basic:
                           Net Loss Per Share             $   ( .39)                    $  (5,134)
                                                          =========                     =========
                           Average Shares
                                 Outstanding                517,029                            12
                           Fully Diluted:
                           Net Loss Per Share             $    (.39)                    $  (5,134)
                                                          =========                     =========
                           Average Shares
                                 Outstanding                517,029                            12

See accompanying notes to financial statements.


                                   SMITH RIVER BANKSHARES, INC.
                                        Statements of Loss
                                            (Unaudited)

                                                             Nine Months                 Nine Months
                                                                Ended                       Ended
                                                          September 30, 2000          September 30, 1999
                                                          ------------------          ------------------
Interest Income:
       Interest and fees on loans                         $  61,513                     $      ---
       Interest on interest-bearing deposits                 75,803                          2,148
       Interest on federal funds sold                        61,822                            ---
       Interest on securities available for sale              3,420                            ---
                                                          ---------                     ----------

                    Total Interest Income                   202,558                          2,148
                                                          ---------                     ----------

Interest Expense:
       Interest on certificates of deposit
               > $100,000                                    12,590                            ---
       Interest on other deposits                            15,949                            ---
                                                          ---------                     ----------

                    Total Interest Expense                   28,539                            ---
                                                          ---------                     ----------

                    Net Interest Income                     174,019                          2,148
Provision for loan losses                                    54,800                            ---
                    Net Interest Income After Provision
                             for Loan Losses                119,219                          2,148

Noninterest Income:
       Service charges on deposit accounts                      640                            ---
       Other fee income and miscellaneous
            income                                            9,884                            ---
                                                          ---------                     ----------

                    Total Noninterest Income                 10,524                            ---

Noninterest Expense:
       Salaries and employee benefits                       344,966                         91,024
       Occupancy and equipment expense                       60,511                         17,592
       Professional fees                                     67,501                         68,595
       Other expenses                                       111,562                         26,406
                                                          ---------                     ----------

                    Total Noninterest Expense               584,540                        203,617
                                                          ---------                     ----------

                           Net Loss                       $(454,797)                    $ (201,469)
                                                          =========                     ==========

                    Per Share:
                           Basic:
                           Net Loss Per Share             $   (2.62)                    $ (16,789)
                                                          =========                     =========
                           Average Shares
                                 Outstanding                173,609                            12
                           Fully Diluted:
                           Net Loss Per Share             $   (2.62)                    $ (16,789)
                                                          =========                     =========
                           Average Shares
                                 Outstanding                173,609                            12

See accompanying notes to financial statements.

                                   SMITH RIVER BANKSHARES, INC.
                                     Statements of Cash Flows
                                            (Unaudited)

                                                              Nine Months                Nine Months
                                                                  Ended                      Ended
                                                            September 30, 2000        September 30, 1999
                                                            ------------------        ------------------

Cash Flows From Operating Activities
     Net loss                                             $   (454,797)                 $ (201,469)
     Provision for loan losses                                  54,800                         ---
     Depreciation                                               10,000                         ---
     Amortization (accretion) of premiums and discounts            (17)                        ---
     Increase in accrued interest receivable                   (30,581)                        ---
     Increase in other assets                                  (14,527)                     (2,187)
     Increase (decrease) in accrued interest payable
        and other liabilities                                  (94,420)                     37,000
                                                          ------------                  ----------
         Net cash used by operating activities                (529,542)                   (166,656)
                                                          ------------                  ----------

Cash Flows From Investing Activities

     (Increase) decrease in interest-bearing deposits          (74,480)                     14,876
     Increase in federal funds sold                         (3,705,000)                        ---
     Purchase of furniture, fixtures, and equipment           (365,113)                     (3,375)
     Purchases of securities available for sale             (1,460,853)                        ---
     Increase in loans                                      (4,564,745)                        ---
                                                          ------------                  ----------

         Net cash used by investing activities             (10,170,191)                     11,501
                                                          ------------                  ----------
Cash Flows From Financing Activities

     Increase in time deposits greater than $100,000         1,742,958                         ---
     Increase in other time deposits                         1,753,989                         ---
     Proceeds payments on advances from related parties       (515,000)                    225,000
     Proceeds from issuance of common stock                  6,708,150                          12
     Costs of stock issuance                                   114,422                     (62,868)
     Increase in other deposits                              1,212,198                         ---
                                                          ------------                  ----------

         Net cash provided by financing activities          11,016,717                     162,144
                                                          ------------                  ----------

         Net increase (decrease) in cash                       316,984                       6,989
Cash and due from banks at beginning of period            $      2,583                  $      ---
                                                          ------------                  ----------

Cash and due from banks at end of period                  $    319,567                  $    6,989
                                                          ============                  ==========
Supplemental disclosure of cash flow information:
         Cash paid during the period for interest         $     28,231                  $     ---
                                                          ============                  ==========

See accompanying notes to financial statements.

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000



Note 1 - Summary of Accounting Policies


(a)      General

The accompanying consolidated financial statements of Smith River Bankshares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices.

Smith River Bankshares, Inc. (the "Corporation" or "Bankshares") was a development stage enterprise until July 24, 2000, incorporated as a Virginia corporation effective January 14, 1999. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (the "Bank"). The Bank opened for business on July 24, 2000 and began its operations as a full service commercial bank. Prior to the organization of the Corporation, the Corporation's directors, who were also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs. The corporation's year-end is December 31.

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

In conjunction with the offering, the Organizers purchased units instead of shares only. Each unit contained one share of common stock and one common stock warrant attached. The warrants will vest over a three-year period. Each warrant entitles the holder to purchase one share of common stock for $10.

Based on current facts and circumstances, the Organizers believe that the proceeds received from the offering, $6,893,680, will permit the Bank to conduct its initial operations to invest in loans, securities, and other earning assets. It could also provide for additional branch openings.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

(b)      Principles of Consolidation

The consolidated financial statements include the accounts of Smith River Bankshares, Inc. and its subsidiary, Smith River Community Bank, N.A. All significant intercompany accounts and transactions have been eliminated.

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000




(c)      Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

(d)      Securities

Bankshares classifies and accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities are classified at purchase date under the specific identification method. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities.

(e)      Loans

Loans are stated at the amount of loans disbursed. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding.

(f)      Loan Fees and Cost

Bankshares  adopted  Statement  of  Financial   Accounting   Standards  No.  91,
"Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases". Currently, there is no substantial difference between fees and costs. A regular review will be conducted as experience with our lending processes increases.

(g)      Allowance for Loan Losses

An allowance for loan losses is maintained in order to provide for losses in collection of loans that can be currently estimated. The level of the allowance of loan losses is based upon the quality of the loan portfolio as determined by management after consideration of diversification as to the type of loans in the portfolios, the amount of collateralized as compared to uncollateralized loans, banking industry standards and averages, and general economic conditions.

(h)      Furniture, Fixtures and Equipment

Furniture,   fixtures  and  equipment  are  stated  at  cost  less   accumulated
depreciation and amortization. Depreciation and amortization are charged to expense on a straight-line basis over the estimated us

(i)      Organizational Costs

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

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000




(j)      Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred during the development stage included as pre-opening and organizational costs. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(k)      Income Per Share

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Shares" which required dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Stock
options  and  warrants   outstanding   have  been  considered  as  common  stock
equivalents.

(l)      Use of Estimates

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


Note 2 - Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2000 are shown in the table below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

                                                           Gross        Gross
                                         Amortized      Unrealized    Unrealized      Approximate
                                           Cost            Gains        Losses        Market Value
                                           ----            ----         ------        ------------
U.S. Government Agencies                $1,277,270         $---         $ (17)         $1,277,253

Federal Reserve Stock                      183,600          ---           ---             183,600
                                        ----------         ----         -----          ----------

Total Securities Available for Sale     $1,460,870         $---         $ (17)         $1,460,853
                                        ==========         ====         =====          ==========

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000



Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

         Balance at January 1, 2000         $    ---
         Provision for loan losses            54,800
         Recoveries                              ---
         Charge-offs                             ---
                                            --------
Balance at September 30, 2000               $ 54,800
                                            ========


Note 4 - Income Per Share

                                                   Nine Months Ended September 30, 2000
                                                   ------------------------------------

                                                   Income           Shares       Per Share
                                                  Numerator      Denominator       Amount
                                                  ---------      -----------       ------

Basic EPS
       Income available to common shareholders    $(454,797)        173,609       $(2.62)

Diluted EPS

       Income available to common shareholders    $(454,797)        173,609       $(2.62)

                                                    Nine Months Ended September 30, 1999
                                                    ------------------------------------

                                                   Income           Shares       Per Share
                                                  Numerator      Denominator       Amount
                                                  ---------      -----------       ------

Basic EPS

       Income available to common shareholders    $(201,469)            12      $(16,789)

Diluted EPS

       Income available to common shareholders    $(201,469)            12      $(16,789)

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000




Note 5 - Comprehensive Income

Upon opening of the Bank on July 24, 2000, certain investments were purchased during this first quarter of business. Bankshares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for sale that are included in accumulated other comprehensive loss on the balance sheet as of September 30, 2000.

Net unrealized losses on securities available for sale:

           Net unrealized holding losses during the year                 $ (17)
           Less reclassification adjustments for gains (losses)
                  included in net income                                   ---
           Income Tax Benefit                                              ---
                                                                         -----

                         Accumulated Other Comprehensive Loss            $ (17)
                                                                         =====


Note 6 -  Employee Benefit Plans

Smith River Bankshares, Inc. funds certain costs for medical benefits in amounts determined at the discretion of management. There are no post retirement benefits at this time. Bankshares has a 401-k plan which provides for contributions by employees. Bankshares currently does not have a matching contribution.


Note 7 - Leases and Commitments

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

The Corporation has entered into an employment agreement with its President and Chief Executive Officer. The agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary date. Additionally, after operations began, 30,000 stock options were granted to the officer. Under the terms of the agreement, the individual will continue in a consulting capacity after the end of the period of employment.

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000





Note 8 - Stock Options and Warrants

On the opening date of Smith River Community Bank, N.A., July 24, 2000, C. R. McCullar (President and CEO) was granted 30,000 options at the then fair market value of $10.00. The options will be exercisable by Mr. McCullar if he is employed as President and CEO of Smith River Bankshares, Inc. and the bank on the first anniversary of the day the bank opened for business (the first 10,000 options) and on each of the next two anniversaries (for each of the next two 10,000 option grants). Each of the options will have a ten-year term from the date they become exercisable and will expire 30 days after employment is terminated.

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 87,500 warrants. Each warrant will entitle the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $10.00 per share. The warrants are not immediately exercisable. The right to exercise the warrants will vest for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date the Bank opened for business, so long as the organizer/director has served continuously as a director of Smith River Bankshares, Inc. and Smith River Community Bank, N.A. from its opening until the particular anniversary and has attended a minimum of 75% of the Board of Directors meetings during the period. However, all the warrants will become vested upon the change in control of Smith River Bankshares, Inc. or a sale by the company of all or substantially all its assets. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. Bankshares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank.


 Note 9 - Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. Bankshares will not be paying dividends until they become profitable and it is deemed appropriate by management.

The Bank is a member of the Federal Reserve System; however, it processes daily through a correspondent bank, Community Bankers Bank. Smith River Community Bank, N.A. must currently maintain a reserve balance of $50,000 with the correspondent bank.

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000



Bankshares and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require Bankshares and the Bank to maintain minimum capital ratios. At September 30, 2000, Bankshares and the Bank are well above capital adequacy requirements to which they are subject. Actual capital amounts and ratios as of September 30, 2000 are presented in the following table:

                                                                                   To Be Well Capitalized
                                                                  For Capital      Under Prompt Corrective
                                               Actual              Adequacy           Action Provisions
                                        Amount        Ratio     Amount     Ratio      Amount     Ratio
                                        ------        -----     ------     -----      ------     -----
Total Capital (to Risk Weighted Assts)   $5,970,489   101.69%    $452,000   8.0%       $565,000   10.0%

Tier I Capital (to Risk Weighted Assts)   5,915,689   100.72      226,000   4.0        $339,000    6.0

Tier I Capital (Leverage)                 5,915,689    53.38      429,000   4.0        $536,000    5.0


Note 10 - Parent Company Financials


                                                      Condensed Balance Sheet
                                                      -----------------------

                                                        September 30, 2000
                                                        ------------------
Assets:

Cash                                                        $     2,690
Interest-bearing deposits in other banks                        223,687
Investments in subsidiary bank                                5,689,312
                                                            -----------


Total Assets                                                $ 5,915,689
                                                            ===========


Liabilities and Shareholders' Equity

Common shareholders' equity                                   5,915,689
                                                            -----------

Total Liabilities and Shareholders' Equity                  $ 5,915,689
                                                            ===========

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000

                          CONDENSED STATEMENT OF INCOME
                          -----------------------------
                                                                       Period Ended
                                                                     September 30, 2000
                                                                     ------------------
Revenue:
Equity in undistributed income of subsidiary bank                      $  (447,316)
Interest income                                                             75,803
                                                                       -----------
                                                                          (371,513)
Expenses:
Salaries and employee benefits                                             (61,691)
Professional fees                                                          (21,593)
                                                                       -----------

Income (Loss) Before Income Tax Benefit                                   (454,797)
                                                                       -----------

Income Tax Benefit                                                             ---
                                                                       -----------

Net Income                                                             $  (454,797)
                                                                       ===========


                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------

                                                                         Period Ended
                                                                     September 30, 2000
                                                                     ------------------
Cash Flows From Operating Activities:
Net Income                                                               $  (454,797)
Adjustments to reconcile net income to net cash
   Amortization (accretion) of premiums (discounts)                              (17)
   Equity in undistributed income of subsidiary bank                         447,316
   Net decrease in other assets                                                6,796
   Net decrease in other liabilities                                         127,137)
                                                                          ----------
       Net Cash Provided by Operating Activities                            (127,839)

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits                                    (74,480)
Purchases of furniture and equipment                                         (44,209)
Capital contributed to subsidiary bank                                     (6,321,840)
Sale of furniture, fixtures, and equipment                                    75,691
Proceeds from reimbursement from bank                                        185,212
                                                                         -----------
       Net Cash Used in Investing Activities                              (6,179,626)

Cash Flows from Financing Activities:
Proceeds payments on advances from related parties                          (515,000)
Proceeds from issuance of common stock                                     6,708,150
Costs of stock issuance                                                      114,422
                                                                         -----------
       Net Cash Provided By (Used in) Financing Activities                 6,307,572

       Net Increase in Cash                                                      107
       Cash at Beginning of Year                                               2,583
                                                                         -----------
       Cash at End of Year                                               $     2,690
                                                                         ===========

                                       16

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000

Note 11 - Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, Bankshares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2000, outstanding commitments to extend credit were $1,018,841.

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without ever being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash outlays for the Corporation.


Note 12 - Concentrations of Credit Risk

All of the Corporation's activity is with customers located in the southwestern region of Virginia. Accordingly, operation results are closely correlated with the economic trends within this region and influenced by the significant industries within the region including furniture, pre-built housing, textile, and others. At September 30, 2000, the commercial portfolio is diversified with no significant concentration of credit.


Note 13 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

(a.)   Short-Term Financial Instruments
       --------------------------------
       The carrying values of short-term financial instruments including cash and cash equivalents, federal funds sold, interest-bearing deposits in domestic banks and short-terms borrowings approximate the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturity or have an average maturity of 30-45 days and carry interest rates which approximate market value.

(b.)   Securities Available for Sale
       -----------------------------
       The fair value of investment is estimated based on bid prices published in financial newspaper or bid quotations received from securities dealers.

(c.)   Loans
       -----
       Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate - commercial, real estate - construction, real- estate - mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000


       The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as well as estimates for operating expenses and prepayments. The estimate of maturity is based on management's assumptions with repayment for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

(d.)   Deposits
       --------
       The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.


At September 30, 2000 management believes the estimated fair values of the Corporation's financial instruments are substantially the same as the recorded values due to the same rates being in effect for the period the Bank has been open.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.


Note 14 - Contingenies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.


Item 2.       Management's Plan of Operations

General

Smith River Bankshares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. Smith River Bankshares, Inc. raised $6,893,680 through its initial public offering. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of the Bank from the proceeds of the offering. The business of the Corporation is being conducted through the Bank. Smith River Bankshares, Inc. received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A. Smith River

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000


Bankshares, Inc. successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A. The Bank received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

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

The primary source of funds for the Corporation, prior to the opening of the Bank, came from the Organizers who are also the Corporation's directors. The Organizers formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and to provide for financing of organization, pre-opening, and offering expenses. The Organizers continued to make advances for expenses until the completion of the offering. The Corporation repaid the LLC for the advances with funds received from the offering. Management believes the remaining funds will be sufficient to provide for the planned capital expenditures and operating costs.


Overview
--------

Total assets at September 30, 2000 were $10,657,551. The main components of these assets were net loans a $4,509,945, federal funds sold at $3,705,000 and securities available-for-sale at $1,460,853.

Total shareholders' equity at September 30, 2000 was $5,915,689. This increase of $6,253,336 over year-end equity, was from the proceeds of the stock offering, net of pre-opening/organizational costs and offering expenses.

The Corporation's net loss for the nine months ended September 30, 2000 was $(454,797) compared to $(201,469) for the comparable period ended September 30, 1999. The net loss for the three months ended September 30, 2000 was $(199,292) compared to $(61,612) for the same three months in 1999. The increases in 2000 are attributed to the opening of the Bank. Additional employees were hired along with the purchase of additional supplies, services, etc.


Results of Operation
--------------------

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured by the net interest margin.

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000


Net interest income was $174,019 for the nine months ended September 30, 2000 and $115,703 for the three months ended September 30, 2000. The net interest margin at September 30, 2000 was 6.52% and 7.65% for the year-to-date and quarter-to-date periods, respectively. In 1999, the Corporation only had interest income on interest-bearing deposits and no interest expense. Total interest earned was $2,148 and $562 for the year ending September 30, 1999 and for the quarter ending September 30, 1999, respectively.


Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year-to-date and quarter-to-date periods, the provision for loan losses was $54,800. This reserve is 1.20% of gross loans. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.


Noninterest Income
------------------

Noninterest income for the nine months and three months ending September 30, 2000 was $10,524 and $2,874, respectively. This income was primarily income related to checkbook charges and credit life insurance. There was no noninterest income for the comparable periods in 1999.


Noninterest Expense
-------------------

Total noninterest expense for the period ending September 30, 2000 and September 30, 1999 were $584,540 and $203,617, respectively. The increase in noninterest expense is attributed to the opening of the Bank on July 24, 2000 which incurred additional expenses along with the hiring of additional personnel. Salaries and employee benefits increased $253,942 or 278.98%, for the period ending September 30, 2000 in comparison to the same period in 1999. Occupancy and equipment expense was $60,511 and $17,592 at September 30, 2000 and September 30, 1999, respectively, an increase of 243.97%. Other expenses increased $85,156 in September 30, 2000 over the comparable period in 1999. This increase was primarily due to date processing fees, supplies, advertising, and insurance.

Total noninterest expense for the quarter-to-date periods ending September 30, 2000 and September 30, 1999 were $263,069 and $62,174, respectively. The increases in the expenses were due to the opening of the Bank in the third quarter of 2000.


Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the year-to-date or quarter-to-date periods ended September 30, 2000.

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000


Year 2000 Readiness
-------------------

The Year 2000 issue was not a problem for the Corporation. All equipment purchased was Year 2000 compliant. Contracts have been signed with outside vendors for software and data processing. These vendors experienced minimal problems with the onset of the Year 2000. Management will continue to have conversations with its vendors and service providers concerning this issue. Also, with the opening of the Bank, management is having dialogue with customers for assurances of their Year 2000 issues. The Corporation does not believe that the Year 2000 will have any material impact on current operation.


BALANCE SHEET
-------------


Investment Portfolio
--------------------

The Corporation's investment portfolio is used for several purposes as follows:

1) To maintain sufficient liquidity to cover deposit fluctuations and loan demand.
2)       To use securities to fulfill pledging collateral requirements.
3) To utilize the maturity/repricing mix of portfolio securities to help balance the overall interest rate risk position of the balance sheet.
4)       To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain equity securities. Currently, the Corporation has invested in U.S. Agencies and Federal Reserve Bank Stock. The Corporation's policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio is categorized as available-for-sale at September 30, 2000.


Loan Portfolio
--------------

Bankshares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At September 30, 2000 the loan portfolio was as follows:

         Commercial                          $2,326,115     50.96%
         Residential real estate              1,440,274     31.55
         Consumer                               798,356     17.49
                                             ----------    ------

                         Total               $4,564,745    100.00%
                                             ==========    ======

                          SMITH RIVER BANKSHARES, INC.

                          Notes to Financial statements
                                   (Unaudited)

                               September 30, 2000



Deposits
--------

Total deposits at September 30, 2000 were $4,709,145. The deposit mix was as follows:

         Demand                              $  376,150      7.99%
         Interest checking                      276,468      5.87
         Money markets                          482,006     10.23
         Savings                                 77,574      1.65
         Certificates of deposit > $100,000   1,742,958     37.01
         Other time deposits                  1,753,989     37.25
                                             ----------    ------

                         Total               $4,709,145    100.00%
                                             ==========    =======


The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix.


Shareholders' Equity
--------------------

Total shareholders equity was $5,915,689 at September 30, 2000. The stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses have been netted against equity. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. See footnote No. 10 for capital ratios.


Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to deposits at September 30, 2000 was 121.23%


Impact of Inflation
-------------------

Most of the Corporation's assets are monetary in nature and therefore are sensitive to interest rate fluctuations. Management will seek to manage the relationship between interest-sensitive assets and liabilities.

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

Upon the completion of the offering of its common stock shares on July 31, 2000, Smith River Bankshares, Inc. sold 689,368 shares of common stock for total proceeds of $6,893,680. The use of proceeds as of September 30, 2000 were as follows:

Offering Proceeds                                             $6,893,680
                                                              ==========

Use of Proceeds by Smith River Bankshares, Inc.:
         Offering expenses                                       185,518

         Organizational expenses                                 241,188
         Working capital                                         145,134
         Capitalization of Smith River Community
               Bank, N.A. through purchase of 100% of
              the common stock of the Bank                     6,321,840
                                                             -----------

Total                                                         $6,893,680
                                                              ==========


Use of Capital by Smith River Community Bank, N.A.:
         Organizational and pre-opening expenses              $  461,969
         Furniture, fixtures and equipment                        76,966
         Anticipated purchase of furniture,
           fixtures and equipment                                553,000
         Working capital                                       5,229,905
                                                              ----------

Total                                                         $6,321,840
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


                          SMITH RIVER BANKSHARES, INC.


Date   November 13, 2000                     By  /s/ Cecil R. McCullar
       ----------------------                    ------------------------------
                                                 Cecil R. McCullar
                                                 President and Chief Executive
                                                 Officer

Date   November 13, 2000                     By  /s/ Brenda H. Smith
       ----------------------                    ------------------------------
                                                 Brenda H. Smith
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                Index to Exhibits

Number          Description of Exhibit
------          ----------------------

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

    4.3*        Form of Shares Subscription Agreement.

    4.4*        Form of Units Subscription Agreement.

   27           Financial Data Schedule.

------------------------------
* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)