Form 10KSB40
period 2000-12-31
MAINSTREET BANKSHARES INC
filed 2001-03-16
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

   X     Annual report under section 13 or 15(d) of the Securities  Exchange Act
 -----   of 1934 for the fiscal year ended December 31, 2000.

         Transition  report  under  section  13 or 15(d) of the  Securities  and
 -----   Exchange Act of 1934 for the transition  period

Commission file number                  333-86993
                      ----------------------------------------------------------

  MainStreet BankShares, Inc. (Formerly Known as Smith River Bankshares, Inc.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Virginia                                           54-1956616
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Suite 12, Patrick Henry Mall
     730 East Church Street, Martinsville, Virginia                  24112
------------------------------------------------------------    ----------------
       (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number                  (540) 632-8092
                          ------------------------------------------------------

Securities registered under Section 12(b)
                of the Act:
             (Title of class)              Name of exchange on which registered
                                      None
--------------------------------------------------------------------------------

Securities registered under Section 12(g)
              of the Act:

         Common Stock, No Par Value                       None
-----------------------------------------  -------------------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year       $486,869
                                                        ------------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,597,837 based on $10.75 per share
                                           -------------------------------------
last time priced on February 20, 2001
-------------------------------------

(Applicable  only  to  corporate   registrants)   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date 689,368 shares outstanding as of February 28, 2001.
                 ---------------------------------------------------

Documents incorporated by reference.  Portions of the Corporation's 2001 Proxy
                                      ----------------------------------------
Statement have been incorporated by reference into Part III
-----------------------------------------------------------



Transitional Small Business Disclosure Format:   Yes          No   X
                                                     -----       -----

                           MainStreet BankShares, Inc.
                (Formerly Known as Smith River Bankshares, Inc.)

                                   Form 10-KSB

                                      Index



                                     PART I
                                     ------



Item 1        Description of Business                                      1 - 2

Item 2        Description of Property                                          6

Item 3        Legal Proceedings                                                6

Item 4        Submission of Matters to a Vote of Security Holders              6



                                     PART II
                                     -------

Item 5        Market for Common Equity and Related Shareholder Matters         7

Item 6        Management's Plan of Operation                              7 - 11

Item 7        Financial Statements                                       12 - 28

Item 8        Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        29


                                    PART III
                                    --------

Item 9        Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act          29 - 31

Item 10       Executive Compensation                                          31

Item 11       Security Ownership of Certain Beneficial Owners and Management  31

Item 12       Certain Relationships and Related Transactions                  31

Item 13       Exhibits and Reports on Form 8-K                                31

                                     PART I

Item 1.       Description of Business

General
-------

MainStreet BankShares, Inc., (the "Corporation", "Bankshares", or "Registrant"), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. On July 8, 1999, Restated
Articles of Incorporation became effective changing the Corporation name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the Corporation name to MainStreet BankShares, Inc. The Corporation was primarily formed to serve as a holding company for Smith River Community Bank, N.A., (the "Bank"), a national bank. Prior to the formation of the Corporation, the Corporation's shareholders (the "Organizers") formed FCNB LLC (the "LLC"), a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational and other costs. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. Bankshares raised $6,893,680 through its public offering of its common stock which was completed in July 2000. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of the Bank from the proceeds of the offering. The business of the Corporation is being conducted through the Bank.

Approval was received on December 16, 1999 from the State Corporation Commission approving the acquisition of Smith River Community Bank by Bankshares. Approval from the Federal Reserve Bank of Richmond was received on December 10, 1999. MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) is authorized to engage in any activity available by law to a corporation, as permitted under Federal and state regulatory restrictions applicable to the activities of bank holding companies. The holding company structure will provide greater flexibility than Smith River Community Bank, N.A. standing alone would have to expand and diversify business activities through newly formed subsidiaries or through acquisitions. While there are no present plans to engage actively in any other business activities, the Corporation will study the feasibility of establishing or acquiring subsidiaries to engage in other business activities permitted by law.


Smith River Community Bank, N.A.
--------------------------------

Smith River Community Bank, N.A. was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary deposit insurance approval was received from the FDIC on September 14, 1999. The Bank received final approvals from the Office of the Comptroller of the Currency and the FDIC on July 21, 2000 with permission to open on July 24, 2000. The Bank's initial capitalization, as mentioned previously, was provided by Bankshares purchasing $6,321,840 of its common stock.

The Bank is accepting deposits from the general public and making commercial, consumer, and real estate loans. It is anticipated that in the initial years of operations, the Bank will rely mainly on local advertising and promotional activities and on personal contacts by its directors, officers, and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to serve each customer's banking needs. Smith River Community Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-managed and headquartered commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The Bank will continue to evaluate all banking services as to their profitability.

Smith River Community Bank, N.A. opened its second branch at 380 Riverside Drive, Bassett, Virginia on December 4, 2000 and began to accept deposits and make loans at that location.

Primary Service Area
--------------------

The primary service area of Smith River Community Bank, N.A. is Martinsville and Henry County, Virginia which is located in south central Virginia with its southern border on the North Carolina state line. The city of Martinsville is geographically located in the center of the county. The market has a population of approximately 71,000 and its economy is not in pace with the growth experienced in other areas of Virginia.

Smith River  Community  Bank,  N.A. has received  regulatory  approval to open a branch in Stuart, Virginia which is located in Patrick County. The bank anticipates opening the branch in late spring or early summer of 2001. The branch will serve the Patrick County area which has a population of approximately 18,000.


Competition
-----------

Smith River Community Bank, N.A. experiences competition in attracting and retaining business and personal checking and savings accounts, and making commercial, consumer, and real estate loans and providing other services in the primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Smith River Community Bank, N.A. anticipates that it will be able to take advantage of the consolidation in the banking industry in the market area by providing personalized banking services that will be desirable to large segments of bank customers which will enable the Bank to compete satisfactorily.


Employees
---------

Smith River Community Bank, N.A. currently employs eighteen individuals, among whom are its Chief Executive Officer, Chief Financial Officer, and its Chief Operating Officer.

                          Selected Statistical Information of MainStreet BankShares, Inc.
                          (Formerly Known as Smith River Bankshares, Inc. ) and Subsidiary

                     The following statistical information is based on daily average balances.


     Distribution of Assets, Liabilities, and Shareholders' Equity: Interest Rates and Interest Differentials

                                                           2000                                   1999
                                            ---------------------------------       ------------------------------
                                             Average                   Yield/        Average                Yield/
                                             Balance       Interest     Rate         Balance    Interest     Rate
                                             -------       --------     ----         -------    --------     ----

Loans, net of unearned income               $2,140,188     $226,240    10.57%       $    ---    $    ---     ---%
Securities available for sale                  784,169       56,461     7.20             ---         ---     ---
Interest-bearing deposits in banks*            165,925       85,280    51.40          93,495       5,440    5.82
Federal funds sold                           1,495,672      101,087     6.76             ---         ---     ---
                                            ----------     --------    -----        --------    --------    ----
   Total Interest Earning Assets             4,585,954      469,068    10.23%         93,495       5,440    5.82%
Cash and due from banks                        180,357                                 2,393
Other assets                                   296,262                                59,428
Reserve for loan losses                        (20,583)                                  ---
                                            ----------                              --------
   Total Assets                             $5,041,990                              $155,316
                                            ==========                              ========

Interest checking deposits                     116,274     $  2,409     2.07%       $    ---    $    ---     ---%
Money market deposits                          232,483       12,585     5.41             ---         ---     ---
Savings deposits                                45,853        1,302     2.84             ---         ---     ---
Certificates of deposit over $100,000          827,201       57,451     6.95             ---         ---     ---
Other time deposits                            762,041       51,431     6.75             ---         ---     ---
                                            ----------     --------     ----         --------    -------    ----
Total interest-bearing liabilities           1,983,852      125,178     6.31%            ---         ---    0.00%
Demand deposits                                249,486                                   ---         ---
Other liabilities                              469,284                               339,669
                                            ----------                              --------
   Total Liabilities                         2,702,622                               339,669
Shareholders' equity                         2,339,368                              (184,353)
                                            ----------                              --------

Total Liabilities and Shareholders' Equity  $5,041,990                              $155,316
                                            ==========                              ========



Net Interest Earnings/Margin                               $343,890     3.92%                   $  5,440    5.82%
                                                           ========     ====                    ========    ====

Net Yield on Interest Earning Assets                                    7.50%                               5.82%
                                                                        ====                                ====


*Interest income received on funds in escrow for the offering are included in interest income. There was no corresponding average balance due to the account being with the escrow agent.

The following table sets forth for the period indicated a summary of the change in interest earned and interest paid resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                              2000 Compared to 1999 Increase         1999 Compared to 1998 Increase
                                               (Decrease) Due to Change In            (Decrease) Due to Change In
                                             --------------------------------       --------------------------------
                                                                     Total                                  Total
                                              Average   Average     Increase         Average   Average     Increase
                                              Volume      Rate     (Decrease)        Volume      Rate     (Decrease)
                                             --------   -------    ----------       --------   -------    ----------
Interest Income:
     Loans, net of unearned income           $226,240   $   ---     $226,240        $   ---    $  ---     $   ---
     Securities available for sale             56,461       ---       56,461            ---       ---         ---
     Interest-bearing deposits in banks         7,135    72,705       79,840          5,159       281       5,440
     Federal funds sold                       101,087       ---      101,087            ---       ---         ---
                                             --------   -------     --------        -------    ------     -------

           Total Interest Income              390,923    72,705      463,628          5,159       281       5,440


Interest Expense:
     Interest checking deposits                 2,409       ---        2,409           ---       ---         ---
     Money market deposits                     12,585       ---       12,585           ---       ---         ---
     Savings deposits                           1,302       ---        1,302           ---       ---         ---
     Certificates of deposit over $100,000     57,451       ---       57,451           ---       ---         ---
     Other time deposits                       51,431       ---       51,431           ---       ---         ---
                                             --------   -------     --------        ------      ----      ------

           Total Interest Expense             125,178      ---       125,178           ---       ---         ---

Net Interest Income                          $265,745   $72,705     $338,450        $5,159     $ 281      $5,440
                                             ========   =======     ========        ======     =====      ======


INVESTMENT PORTFOLIO


All securities at December 31, 2000 were classified as available for sale. The carrying and approximate market value and gross unrealized gains and losses of securities available for sale appear on page 19 of Part II, Item 7, Note 2.

                                     Due in One             Due in               Due in               Due After
                                    Year or Less          2 - 5 Years          5 - 10 Years            10 Years
                                  Amount    Yield      Amount      Yield     Amount     Yield      Amount     Yield         Total
                                  ------    -----      ------      -----     ------     -----      ------     -----        ------

Obligations of U. S Agencies    $1,596,401   6.19%   $1,283,426     6.68%  $1,401,357    7.52%    $    ---      ---%     $4,281,184

Other Securities                       ---                  ---                   ---              183,600     6.00         183,600
                                ----------           ----------            ----------             --------               ----------


Total                           $1,596,401           $1,283,426            $1,401,357             $183,600               $4,464,784
                                ==========           ==========            ==========             ========               ==========


There were no investments at December 31, 1999.

LOAN PORTFOLIO


The amounts of loans outstanding at December 31, 2000 are shown in the following table according to loan type:


Commercial, financial and agricultural      $4,576,423
Real estate - mortgage                       1,683,650
Consumer                                     1,496,842
                                            ----------

     Gross Loans                             7,756,915
     Less:  Reserve for loan losses            (93,100)
                                            -----------

   Loans, net of unearned income            $7,663,815
                                            ==========


The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2000 and their maturity distribution.

                                                           After One
                                               Within     But Within       After
                                             One Year     Five Years     Five Years       Total
                                             --------     ----------     ----------       -----

Commercial, financial and agricultural     $1,205,928     $1,364,030     $2,006,465    $4,576,423
Interest rates are floating or adjustable     901,977        337,196      1,927,371     3,166,544
Interest rates are fixed or predetermined     303,951      1,026,834         79,094     1,409,879


At December 31, 2000 there were no loans past due 90 days or more, no nonaccrual loans,  and no troubled  debt  restructurings.  There were no impaired  loans at
December 31, 2000. It is the Corporation's  policy to discontinue the accrual of
interest   on  loans   once   they   become   90  days  past  due  and  are  not
well-collateralized  or earlier when it becomes doubtful that the full principal and interest will be collected.  Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis.

The following table shows the Corporation's average loan balance along with the detail of the allowance for loan losses as of December 31, 2000:

Average amount of loans, net of unearned, outstanding during the year    $2,140,188
Balance of allowance for loan losses at beginning of year                       ---
Loans charges off                                                               ---
Recoveries of loans previously charged off                                      ---
Additions to the allowance for loan losses                                   93,100
                                                                         ----------
Balance at end of year                                                   $   93,100
                                                                         ==========


In analyzing the allowance for loan losses, the Corporation has reviewed the risk ratings of the loan portfolio. The Corporation has also taken into consideration the economy of its market area which has experienced certain deterioration over the last two years. There is no historical trend available from which to retrieve experience. The amount of the loan loss reserve by category and the percentage of each category to total loans at December 31, 2000 is as follows:

Commercial, financial and agricultural      $25,489        59.00%
Real estate - mortgage                        9,216        21.70
Consumer                                      8,978        19.30
Specific reserve                                ---          ---
Unallocated                                  49,417          ---
                                            -------       ------
   Total                                    $93,100       100.00%
                                            =======       ======


There were no loans outstanding as of December 31, 1999.

DEPOSITS

Total deposits at December 31, 2000 were $8,079,335. See Management's Plan of Operations for the major classifications of deposits along with their percentage to total deposits. Certificates of deposit over $100,000 and other time deposits were in excess of 10% of total deposits. The average balance for certificates of deposit over $100,000 was $827,201 with an average rate of 6.95%. Other time deposits had an average balance of $762,042 with an average rate of 6.75%. The maturities of certificates of deposits over $100,000 and other time deposits appear in Note 6 on page of this report.


RETURN ON EQUITY AND ASSETS


Certain ratios for equity and assets as of December 31, 2000 are presented as follows:

Return on average shareholders' equity               (29.13)%
Return on average assets                             (13.52)
Dividend payout ratio                                   ---
Average shareholders' equity to average assets        46.40



Item 2.       Description of Property

On April 6, 1999, the Corporation entered into two leases. One lease is for the Corporation's executive offices and the other lease is for the main banking office of Smith River Community Bank, N.A. The executive office lease is for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. The Bank's main office lease covers nearly 2,486 additional square feet and is located at 730 East Church Street and Booker Road in Martinsville, Virginia. The executive office lease began on May 1, 1999 and the main office lease began on August 1, 1999. Both leases expire on July 31, 2002. Neither lease has a renewal option, but the lessor and the lessee have agreed to discuss renewal options.

The Corporation also has a lease for a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999 and expires 36 months from the opening of the branch, December 4, 2000. A third branch has been approved by the Office of the Comptroller of the Currency and is anticipated for opening in late spring or early summer 2001 in Stuart, Virginia. Presently, modular facilities are being looked at for possible facilities.

Neither the Corporation or the Bank own any real property.

The Bank's hours of operation are from 9:00 a.m. to 5:00 p.m. on Monday through Friday. Drive through banking hours are 8:30 a.m. through 5:00 p.m. Monday through Friday and 8:30 a.m. through 1:00 p.m. on Saturdays.


Item 3.       Legal Proceedings


The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.



Item 4.       Submission of Matters To A Vote of Shareholders

None

                                     PART II

Item 5.       Market for Common Equity and Related Shareholder Matters

MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) filed a registration statement on Form SB-2 with the Securities and Exchange Commission that was effective November 4, 1999, registering the shares for the public offering. The registration statement covered the issuance of a maximum of 912,500 shares for common stock to the general public and 87,500 units to be issued to the organizers. Each unit consists of one share of stock and one warrant to buy one share of stock in the future at a price of $10.00 per share. The common stock and the units were sold at a price of $10.00 per share or unit. Following the effective date of the registration statement, the Corporation began accepting subscriptions for stock which were deposited with an escrow agent. The offering was completed in July 2000 with total proceeds of $6,893,680.

We do not anticipate that our common stock will be traded actively for some time. At some point in the future, we may investigate trading on the over-the-counter market or on an established exchange. Before we can do that we will have to find licensed investment banking firms willing to make a market in our stock.

There are approximately 1,035 shareholders of common stock as of December 31, 2000.

In order to preserve capital to facilitate growth and expansion, MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to the Corporation by Smith River Community Bank, N.A. The Bank similarly does not anticipate paying any dividends to Bankshares in the foreseeable future because of the need to facilitate growth and expansion. The Bank is also limited in the amount of dividend payments by the Office of the Comptroller of the Currency ("OCC") which regulates the Bank. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval. In addition, Smith River Community Bank, N.A. may not pay dividends at all until its surplus equals its stated capital. Lastly, it is expected that the Bank will not be profitable for at least three years. Consequently, it is not anticipated that dividends will be paid for at least four years.


Item 6.       Management's Plan of Operations

General
-------

MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the name to MainStreet BankShares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) raised $6,893,680 through its initial public offering. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of the Bank from the proceeds of the offering. The business of the Corporation is being conducted through the Bank. MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A. MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A. The Bank received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

Smith River Community Bank, N.A. was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999. As previously mentioned, the Bank received final approvals from the Comptroller of the Currency and the Federal Deposit Insurance Corporation on July 21, 2000 with permission to open on July 24, 2000. The Bank has begun to accept deposits and make commercial, real estate, and consumer loans. For the initial years, the Bank anticipates that it will rely on local advertising and personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. The Bank plans to operate as a locally owned and operated commercial bank emphasizing personal customer service and other advantages of banking with a locally owned community bank.

The primary source of funds for the Corporation, prior to the opening of the Bank, came from the Organizers who are also the Corporation's directors. The Organizers formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and to provide for financing of organization, pre-opening, and offering expenses. The Organizers continued to make advances for expenses until the completion of the offering. The Corporation repaid the LLC for the advances with funds received from the offering. Management believes the remaining funds will be sufficient to provide for the planned capital expenditures, operating costs, and additional branch openings.

Smith River Community Bank, N.A. opened an additional branch at 380 Riverside Drive, Bassett, Virginia on December 4, 2000. Also, the Bank has received approval from the Office of the Comptroller of the Currency to open a branch in Stuart, Virginia which is located in Patrick County. The Bank anticipates opening this branch in late spring or early summer.


Overview
--------

Total assets at December 31, 2000 were $13,922,749. The primary components of these assets were net loans at $7,663,815, securities available-for-sale at $4,464,784, federal funds sold at $472,000 and furniture and fixtures at $511,678.

Total shareholders' equity at December 31, 2000 was $5,703,421. This increase of $6,041,068 over year-end 1999 equity, was from the proceeds of the stock offering, net of pre-opening/organizational costs, offering expenses and deferred costs.

The Corporation's net loss for the twelve months ended December 31, 2000 was $(681,505) compared to $(337,659) for the comparable period ended December 31, 1999. The increases in 2000 are attributed to the opening of the Bank along with a second branch. Additional employees were hired along with the purchase of additional supplies, data processing services, equipment, advertising, etc.


Results of Operation
--------------------

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured by the net interest margin. MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) principal source of income is from the net interest margin. The distribuion of assets, liabilities and equity long with the related interest income and interest expense is presented on page 3 of this report. The general level of interest rates remained stable over the period from the time the Bank opened on July 24, 2000 through year end. The prime rate remained unchanged during this time period.

Net interest income was $343,890 for the twelve months ended December 31, 2000 which produced a net interest margin of 7.50% for the year-to-date. In 1999, the Corporation only had interest income on interest-bearing deposits and no interest expense. Total interest earned was $5,440 for the year ending December 31, 1999.


Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year-to-date period, the provision for loan losses was $93,100. This reserve of $93,100 at year-end is 1.20% of gross loans outstanding. The amount is established based on a continual review of the overall quality of the loan portfolio taking into effect any nonperforming loans, problem loans, the mix of the portfolio, and current economic conditions. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income
------------------

Noninterest income for the twelve months ending December 31, 2000 was $17,801. This income was primarily income related to checkbook charges, credit life insurance, and service charges on deposit accounts. There was no noninterest income for the comparable periods in 1999.


Noninterest Expense
-------------------

Total noninterest expense for the period ending December 31, 2000 and December 31, 1999 were $950,096 and $343,099, respectively. The increase in noninterest expense is attributed to the opening of the Bank on July 24, 2000 which incurred additional expenses along with the hiring of additional personnel. Salaries and employee benefits increased $346,075 or 223.71%, for the period ending December 31, 2000 in comparison to the same period in 1999. Occupancy and equipment expense was $115,363 and $34,378 at December 31, 2000 and December 31, 1999, respectively, an increase of 235.57%. Other expenses increased $166,951 at December 31, 2000 over the comparable period in 1999. This increase was primarily due to date processing fees, supplies, advertising, and insurance.


Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the year-to-date and period ended December 31, 2000 and 1999.


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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain equity securities. Currently, the Corporation has invested in U.S. Agencies and Federal Reserve Bank Stock. The Corporation's policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio is categorized as available-for-sale at December 31, 2000.

Loan Portfolio
--------------

Bankshares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2000 the loan portfolio was as follows:

         Commercial                          $4,576,423     59.00%
         Residential real estate              1,683,650     21.70
         Consumer                             1,496,842     19.30
                                             ----------    ------

                         Total               $7,756,915    100.00%
                                             ==========    ======


Deposits
--------

Total deposits at December 31, 2000 were $8,079,335. The deposit mix was as follows:

         Demand deposits                     $  625,799      7.75%
         Interest checking deposits             397,400      4.92
         Money market deposits                  756,821      9.37
         Savings deposits                       195,258      2.42
         Certificates of deposit
              over $100,000                   3,084,314     38.17
         Other time deposits                  3,019,743     37.37
                                             ----------    ------

                         Total               $8,079,335    100.00%
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


Shareholders' Equity
--------------------

Total shareholders equity was $5,703,421 at December 31, 2000. The stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 have been netted against equity. All capital levels are well in excess of required regulatory minimums for a well-capitalized institution. See footnote No. 12 to the financial statements for capital ratios.


Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to total liabilities at December 31, 2000 was 68.51%. For the year 2000, deposits provided the basic core for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques for management of interest rate risk.

Impact of Inflation
-------------------

Most of the Corporation's assets are monetary in nature and therefore are sensitive to interest rate fluctuations. Management will seek to manage the relationship between interest-sensitive assets and liabilities.

Item 7.       Financial Statements






                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
MainStreet BankShares, Inc.
(Formerly Known as Smith River Bankshares, Inc.)


We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of loss, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2000 and for the period December 15, 1998 (date of inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the period December 15, 1998 (date of inception) through December 31, 1999, in conformity with generally accepted accounting principles.



McLeod & Company


Roanoke, Virginia
February 23, 2001


                                       MAINSTREET BANKSHARES, INC.
                            (Formerly Known as Smith River Bankshares, Inc.)
                                       Consolidated Balance Sheets

ASSETS
                                                              December 31, 2000       December 31, 1999
                                                              -----------------       -----------------

Cash and due from banks                                       $   467,528                 $  2,583
Interest-bearing deposits in other banks                          226,744                  149,207
Federal funds sold                                                472,000                      ---
Securities available for sale                                   4,464,784                      ---

Loans:
     Commercial loans                                           4,576,423                      ---
     Residential real estate loans                              1,683,650                      ---
     Consumer loans                                             1,496,842                      ---
                                                              -----------                 --------
              Total Gross Loans                                 7,756,915                      ---
     Less:  Allowance for loan losses                             (93,100)                     ---
                                                              -----------                 --------
              Net Loans                                         7,663,815                      ---

Deferred stock issuance costs                                         ---                  114,422
Furniture, fixtures and equipment                                 511,678                   31,482
Accrued interest receivable                                        94,912                      ---
Other assets                                                       21,288                    6,796
                                                              -----------                 --------

              Total Assets                                    $13,922,749                 $304,490
                                                              ===========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Deposits:
     Non-interest bearing demand deposits                     $   625,799                 $    ---
     Interest checking deposits                                   397,400                      ---
     Money market deposits                                        756,821                      ---
     Savings deposits                                             195,258                      ---
     Certificate of deposits over $100,000                      3,084,314                      ---
     Other time deposits                                        3,019,743                      ---
                                                              -----------                 --------
              Total Deposits                                    8,079,335                      ---

Accrued interest payable and other liabilities                    139,993                  127,137
Advances from related parties                                         ---                  515,000
                                                              -----------                 --------

              Total Liabilities                                 8,219,328                  642,137
                                                              -----------                 --------

Shareholders' Equity (Deficit):

     Preferred stock, no par value, authorized                       ---                       ---
         10,000,000 shares; none issued
     Common stock, no par value, authorized 10,000,000
         shares; issued and outstanding 689,368 and
               and 12 shares in 2000 and 1999, respectively     6,708,162                       12
     Accumulated deficit                                       (1,019,164)                (337,659)
     Accumulated other comprehensive income                        14,423                      ---
                                                              -----------                 --------

         Total Shareholders' Equity (Deficit)                   5,703,421                 (337,647)
                                                              -----------                 --------

              Total Liabilities and Shareholders'
                    Equity (Deficit)                          $13,922,749                 $304,490
                                                              ===========                 ========

See accompanying notes to consolidated financial statements.

                                       MAINSTREET BANKSHARES, INC.
                            (Formerly Known as Smith River Bankshares, Inc.)
                                     Consolidated Statements of Loss
                                                            Twelve  Months                  Period
                                                                Ended                       Ended
                                                          December 31, 2000           December 31, 1999
                                                          -----------------           -----------------
Interest Income:
       Interest and fees on loans                         $ 226,240                     $     ---
       Interest on interest-bearing deposits                 85,280                         5,440
                                                                                              ---
       Interest on federal funds sold                       101,087                           ---
       Interest on securities available for sale             56,461                           ---
                                                          ---------                     ---------

                    Total Interest Income                   469,068                         5,440
                                                          ---------                     ---------
Interest Expense:
       Interest on certificates of deposit
               over $100,000                                 57,451                           ---
       Interest on other deposits                            67,727                           ---
                                                          ---------                     ---------

                    Total Interest Expense                  125,178                           ---
                                                          ---------                     ---------

                    Net Interest Income                     343,890                         5,440
Provision for loan losses                                    93,100                           ---
Net Interest Income After Provision
       for Loan Losses                                      250,790                         5,440
                                                          ---------                     ---------

Noninterest Income:
       Service charges on deposit accounts                    3,598                           ---
       Other fee income and miscellaneous
            income                                           14,203                           ---
                                                          ---------                     ---------

                    Total Noninterest Income                 17,801                           ---
                                                          ---------                     ---------

Noninterest Expense:
       Salaries and employee benefits                       500,774                       154,699
       Occupancy and equipment expense                      115,363                        34,378
       Professional fees                                    114,851                       101 865
       Other expenses                                       219,108                        52,157
                                                          ---------                     ---------

                    Total Noninterest Expense               950,096                       343,099
                                                          ---------                     ---------

                           Net Loss                       $(681,505)                    $(337,659)
                                                          =========                      ========

                    Per Share:
                           Basic:
                           Net Loss Per Share             $   (2.25)                    $ (28,138)
                                                          =========                      ========
                           Average Shares
                                 Outstanding                303,253                            12

                           Fully Diluted:
                           Net Loss Per Share             $   (2.25)                    $ (28,138)
                                                          =========                      ========
                           Average Shares
                                 Outstanding                303,253                            12

See accompanying notes to consolidated financial statements.

                                           MAINSTREET BANKSHARES, INC.
                                 (Formerly Known as Smith River Bankshares, Inc.)
                       Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                                                    Accumulated       Total
                                       Number                                          Other       Shareholders'
                                     Of Common       Common        Accumulated     Comprehensive      Equity
                                       Shares         Stock          Deficit          Income        (Deficit)
                                       ------         -----          -------          ------        ---------
Balance at December 15, 1998
(Date of inception)                      ---       $     ---     $       ---       $   ---        $      ---

Net Loss                                 ---             ---        (337,659)          ---          (337,659)

Issuance of common stock                  12              12             ---           ---                12
                                    --------       ----------    -----------       -------        ----------

Balance at December 31, 1999              12              12        (337,659)          ---          (337,647)

Comprehensive Income (Loss)

       Net Loss                          ---             ---        (681,505)          ---          (681,505)

       Other comprehensive income:

             Change in unrealized
               gains on available
               -for-sale securities      ---             ---             ---        14,423            14,423
                                    --------      ----------     -----------       -------        ----------

   Total Comprehensive Income (Loss)     ---             ---        (681,505)       14,423          (667,082)

Issuance of common stock             689,368       6,893,680             ---           ---         6,893,680

Redemption of common stock               (12)            (12)            ---           ---               (12)

Deferred stock issuance costs            ---        (185,518)            ---           ---          (185,518)
                                     -------      ----------     -----------       ------------   ----------


Balance at December 31, 2000         689,368      $6,708,162     $(1,019,164)      $14,423        $5,703,421
                                     =======      ==========     ===========       =======        ==========


See accompanying notes to consolidated financial statements.

                                     MAINSTREET BANKSHARES, INC.
                          (Formerly Known as Smith River Bankshares, Inc.)
                                Consolidated Statements of Cash Flows

                                                           Twelve Months                 Period
                                                              Ended                       Ended
                                                        December 31, 2000           December 31, 1999
                                                        -----------------           -----------------
Cash Flows From Operating Activities

     Net loss                                             $   (681,505)                 $ (337,659)
     Provision for loan losses                                  93,100                         ---
     Depreciation                                               33,593                         ---
     Accretion of discounts on securities                         (684)                        ---
     Increase in accrued interest receivable                   (94,912)                        ---
     Increase in other assets                                  (14,492)                     (6,796)
     Increase in accrued interest payable
        and other liabilities                                   12,856                     127,137
                                                          ------------                  ----------
         Net cash used by operating activities                (652,044)                   (217,318)
                                                          ------------                  ----------

Cash Flows From Investing Activities

     Increase in interest-bearing deposits in other banks      (77,537)                   (149,207)
     Increase in federal funds sold                           (472,000)                        ---
     Purchase of furniture, fixtures, and equipment           (513,789)                    (31,482)
     Purchases of securities available for sale             (5,499,677)                        ---
     Proceeds from calls of securities
         available for sale                                  1,050,000                         ---
     Increase in loans                                      (7,756,915)                        ---
                                                          ------------                  ----------

         Net cash used by investing activities             (13,269,918)                   (180,689)
                                                          ------------                  ----------

Cash Flows From Financing Activities

     Increase in time deposits greater than $100,000         3,084,314                         ---
     Increase in other time deposits                         3,019,743                         ---
     Proceeds (payments) on advances from related parties     (515,000)                    515,000
     Proceeds from issuance of common stock                  6,893,668                          12
     Costs of stock issuance                                   (71,096)                   (114,422)
     Increase in other deposits                              1,975,278                         ---
                                                          ------------                  ----------

         Net cash provided by financing activities          14,386,907                     400,590
                                                          ------------                  ----------

         Net increase in cash and cash equivalents             464,945                       2,583
Cash and cash equivalents at beginning of period          $      2,583                  $      ---
                                                          ------------                  ----------

Cash and cash equivalents at end of period                $    467,528                  $    2,583
                                                          ============                  ==========
Supplemental disclosure of cash flow information:
         Cash paid during the period for interest         $     38,647                  $      ---
                                                          ============                  ==========



See accompanying notes to consolidated financial statements.

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000


Note 1 - Summary of Accounting Policies

(c)      General

MainStreet BankShares, Inc. (Formerly known as Smith River Bankshares, Inc.) (the "Corporation" or "Bankshares"), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (the "Bank"). The Bank opened for business on July 24, 2000 and began its operations as a full service commercial bank. Prior to the organization of the Corporation, the Corporation's directors, who were also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs.

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

Based on current facts and circumstances, management believes that the proceeds received from the offering, $6,893,680, will permit the Bank to conduct its initial operations to invest in loans, securities, and other earning assets. It will also provide for the operations of an additional branch that opened in December 2000 along with an anticipated branch in late spring or early summer 2001.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

(b)      Principles of Consolidation

The  consolidated  financial  statements  include  the  accounts  of  MainStreet
BankShares, Inc. (Formerly known as Smith River Bankshares, Inc.) and its wholly-owned subsidiary, Smith River Community Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The financial statements for 1999 include the period from December 15, 1998 (date of inception) through December 31, 1999.

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

(e)      Loans

Loans are stated at the amount of funds disbursed. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding.

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000




(f)      Loan Fees and Costs

Bankshares  adopted  Statement  of  Financial   Accounting   Standards  No.  91,
"Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases". Currently, there is no substantial difference between fees and costs. A regular review will be conducted as experience with our lending processes increases.

(g)      Allowance for Loan Losses

An allowance for loan losses is maintained in order to provide for losses in collection of loans that can be currently estimated. The level of the allowance of loan losses is based upon the quality of the loan portfolio as determined by management after consideration of diversification as to the type of loans in the portfolios, the amount of collateralized as compared to uncollateralized loans, banking industry standards and averages, and general economic conditions. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

(h)      Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense on a straight-line basis over the estimated useful lives. Maintenance, repairs and minor improvements are charged to expense as incurred. Significant improvements are capitalized.

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

(j)      Stock Options and Warrants

As permitted by Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Corporation accounts for its stock options and warrants using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires compensation expense to be recorded on the date of grant only if the current market value price of the underlying stock exceeds the exercise price. Proforma information is presented as if net income had been determined under the fair value based method as prescribed by SFAS No. 123.

(k)      Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

(l)      Loss Per Share

Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Shares" requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the year ending December 31, 2000 the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

(m)      Use of Estimates

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

(n)      Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform to the presentation used in 2000.


Note 2 - Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2000 are shown in the table below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

                                                            Gross         Gross
                                          Amortized       Unrealized   Unrealized      Approximate
                                            Cost            Gains        Losses        Market Value
                                            ----            ----         ------        ------------

U.S. government agencies                $4,266,761        $14,423          ---          $4,281,184

Federal reserve stock                      183,600            ---          ---             183,600
                                        ----------        -------        -----          ----------

Total securities available for sale     $4,450,361        $14,423        $ ---          $4,464,784
                                        ==========        =======        =====          ==========


The amortized costs and market values of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

                                                      Amortized     Approximate
                                                        Cost        Market Value
                                                        ----        ------------
       Due in one year or less                       $1,596,401      $1,596,401
       Due after one year but within five years       1,276,611       1,283,426
       Due after five years but within ten years      1,393,749       1,401,357
       Due after ten years                              183,600         183,600
                                                     ----------      ----------

                                                     $4,450,361      $4,464,784
                                                     ==========      ==========


There were no pledged securities at year-end December 31, 2000. There were no sales of securities during the year 2000.


Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

         Balance at January 1, 2000                  $    ---
         Provision for loan losses                     93,100
         Recoveries                                       ---
         Charge-offs                                      ---
                                                     --------
         Balance at December 31, 2000                $ 93,100
                                                     ========


There were no non-performing loans, troubled debt restructurings, or impaired loans at December 31, 2000.


Note 4 - Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31:

                                                          2000             1999
                                                        --------         -------

         Furniture and equipment                        $361,582         $31,482
         Computer software                               158,463             ---
         Leasehold improvements                           25,226             ---
                                                        --------         -------
                                                         545,271          31,482

         Accumulated depreciation and amortization       (33,593)            ---
                                                        --------         -------

         Total furniture, fixtures and equipment        $511,678         $31,482
                                                        ========         =======

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000



Note 5 - Deposits

The maturities of certificates of deposit over $100,000 and other time deposits at December 31, 2000 are as follows:

                               Certificates of Deposit
                                   Over $100,000           Other Time Deposits
                                   -------------           -------------------

Three months or less                 $1,120,000                $  822,533
Over 3 through 6 months               1,864,314                 1,254,057
Over 6 through 12 months                100,000                   843,978
Over 12 months                              ---                    99,175
                                     ----------                ----------

         Total                       $3,084,314                $3,019,743
                                     ==========                ==========


Total deposit dollars from officers, directors, and their related interests at December 31, 2000 were $1,049,985.


Note 6 - Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The primary items resulting in deferred tax assets at December 31, 2000 are unamortized organizational costs and net operating losses of $71,000 and $609,000, respectively. The primary item resulting in a deferred tax liability at December 31, 2000 is depreciation of $64,000. However, the resulting net deferred tax assets have been fully offset by a valuation allowance to reflect the high degree of uncertainty regarding the ultimate realization of the related tax benefits. If the operations are not ultimately profitable, the tax benefits will not be realized.

The Corporation's net operating loss of $609,000 is available to offset future taxable income, if any, through 2020.


Note 7 - Loss Per Share

                                                          Twelve Months Ended December 31, 2000
                                                          -------------------------------------

                                                      Income                Shares         Per Share
                                                     Numerator           Denominator         Amount
                                                     ---------           -----------         ------

Basic EPS
   Income (loss) available to common shareholders    $(681,505)             303,253          $(2.25)

Diluted EPS

   Income (loss) available to common shareholders    $(681,505)             303,253          $(2.25)





                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

                                                                Period Ended December 31, 1999
                                                                ------------------------------

                                                         Income              Shares          Per Share
                                                       Numerator           Denominator         Amount
                                                       ---------           -----------         ------

Basic EPS

       Income (loss) available to common shareholders  $(337,659)               12            $(28,138)

Diluted EPS

       Income (loss) available to common shareholders  $(337,659)               12            $(28,138)


Note 8 - Comprehensive Income

Bankshares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" upon the opening of the Bank. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for sale that are included in accumulated other comprehensive income on the balance sheet as of December 31, 2000.


Net unrealized gains on securities available for sale:

           Net unrealized holding gains during the year                $14,423
           Less reclassification adjustments for gains (losses)
                  included in net income                                   ---
           Income tax benefit                                              ---
                                                                       -------

                         Accumulated Other Comprehensive Income        $14,423
                                                                       =======


Note 9 -  Employee Benefit Plans

Smith River Bankshares, Inc. funds certain costs for medical benefits in amounts determined at the discretion of management. There are no postretirement benefits at this time. Bankshares has a 401-k plan which provides for contributions by employees. Bankshares currently does not have a matching contribution.


Note 10 - Leases and Commitments

The Corporation has entered into a lease for administrative office space with a term beginning May 1, 1999 and expiring in 39 months. Rent paid for the first three months was $750 per month, and thereafter increased to $1,000 per month. The Corporation may cancel the lease with 90 days notice.

The Corporation has also entered into separate leases for property to be used as bank branches. One lease has a term of 36 months commencing August 1, 1999, and requires a monthly rental of $2,500. The other lease has a term of 36 months beginning December 4, 2000, and requires a monthly rental of $2,500. Prior to that date, interim monthly rent of $500 was being paid beginning June 1999.

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000



The Corporation has entered into an employment agreement with its President and Chief Executive Officer. The agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary date. Under the terms of the agreement, the individual will continue in a consulting capacity after the end of the period of employment.


Note 11 - Stock Options and Warrants

On the opening date of Smith River Community Bank, N.A., July 24, 2000, the President and CEO was granted 30,000 stock options at the then fair market value of $10.00. The stock options will be exercisable if he is employed as President and CEO of MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) and the Bank on the first anniversary of the day the bank opened for business (the first 10,000 options) and on each of the next two anniversaries (for each of the next two 10,000 option grants). Each of the options will have a ten-year term from the date of grant and will expire 30 days after employment is terminated.

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 87,500 warrants. Each warrant will entitle the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $10.00 per share. The warrants are not immediately exercisable. The right to exercise the warrants will vest for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date the Bank opened for business, so long as the organizer/director has served continuously as a director of MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) and Smith River Community Bank, N.A. from its opening until the particular anniversary and has attended a minimum of 75% of the Board of Directors meetings during the period. However, all the warrants will become vested upon the change in control of MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) or a sale by the company of all or substantially all its assets. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. Bankshares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank.

The Corporation has reserved 117,500 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The per share weighted average fair value of stock options and warrants granted during 2000 was $5.02 on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

Risk-free  interest rate of 6.217%.
Expected life of options and warrants of 10 years.
Expected volatility of stock price of 20%.
Expected dividend yield of 0%.

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000


The Corporation applies APB Opinion No. 25 in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options or warrants in the consolidated financial statements. Had the Corporation determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Corporation's net loss would have increased to the proforma amounts indicated below:

Net loss:
         As reported                  $681,505
         Proforma                     $763,365

Basic net loss per shares:
         As reported                  $  (2.25)
         Proforma                     $  (2.52)

Diluted net loss per shares:
         As reported                  $  (2.25)
         Proforma                     $  (2.52)


At December 31, 2000, the weighted average exercise price and weighted average remaining contractual life of the 117,500 outstanding options and warrants were $10 and 9.6 years, respectively. There were no options or warrants exercised during 2000 and there were no options or warrants exercisable at December 31, 2000.


 Note 12 - Regulatory Requirements and Restrictions

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

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000


Bankshares and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require Bankshares and the Bank to maintain minimum capital ratios. At December 31, 2000, Bankshares and the Bank are above capital adequacy requirements to which they are subject. Actual capital amounts and ratios as of December 31, 2000 are presented in the following table:

                                                                                  To Be Well Capitalized
                                                                  For Capital     Under Prompt Corrective
                                               Actual              Adequacy           Action Provisions
                                               ------              --------           -----------------
                                          Amount      Ratio     Amount     Ratio      Amount     Ratio
                                          ------      -----     ------     -----      ------     -----

Total capital (to risk weighted assets) $5,796,521    67.16%    $609,400   8.0%       $863,000   10.0%

Tier I capital (to risk weighted assets) 5,703,421    66.08      345,200   4.0         517,800    6.0

Tier I capital (to average assets)       5,703,421    45.14      505,400   4.0         631,750    5.0



Note 13 - Parent Company Financial Information
                                                        Condensed Balance Sheet
                                                        -----------------------

                                                           December  31, 2000
                                                           ------------------
Assets

Cash                                                          $     3,670
Interest-bearing deposits in other banks                          226,744
Investments in subsidiary bank                                  5,473,007
                                                              -----------


Total Assets                                                  $ 5,703,421
                                                              ===========

Liabilities and Shareholders' Equity

Common shareholders' equity                                     5,703,421
                                                              -----------

Total Liabilities and Shareholders' Equity                    $ 5,703,421
                                                              ===========

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000



                          CONDENSED STATEMENT OF INCOME

                                                                         Year Ended
                                                                     December 31, 2000
                                                                     -----------------
Revenue:
Equity in undistributed loss of subsidiary bank                        $  (863,256)
Interest income                                                             85,280
Other income                                                                96,471
                                                                       -----------

Loss Before Income Tax Benefit                                            (681,505)
                                                                       -----------

Income tax benefit                                                             ---
                                                                       -----------

Net Income                                                             $  (681,505)
                                                                       ===========



                        CONDENSED STATEMENT OF CASH FLOWS

                                                                         Year Ended
                                                                     December 31, 2000
                                                                     -----------------
Cash Flows From Operating Activities:
Net loss                                                                 $  (681,505)
Adjustments to reconcile net income to net cash from operations
Equity in undistributed loss of subsidiary bank                              863,256
Net decrease in other assets                                                   6,796
Net decrease in other liabilities                                           (127,137)
                                                                         -----------
       Net Cash Provided by Operating Activities                              61,410
                                                                         -----------

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits                                    (77,537)
Purchases of furniture and equipment                                         (44,209)
Capital contributed to subsidiary bank                                    (6,321,840)
Transfer of furniture, fixtures, and equipment to subsidiary bank             75,691
                                                                         -----------
       Net Cash Used in Investing Activities                              (6,367,895)
                                                                         -----------

Cash Flows from Financing Activities:
Payments on advances from related parties                                   (515,000)
Proceeds from issuance of common stock                                     6,893,668
Costs of stock issuance                                                      (71,096)
                                                                         -----------
       Net Cash Provided By Financing Activities                           6,307,572
                                                                         -----------

       Net Increase in Cash                                                    1,087
       Cash at Beginning of Year                                               2,583
                                                                         -----------
       Cash at End of Year                                               $     3,670
                                                                         ===========

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000


Note 14 - Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, Bankshares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2000, outstanding commitments to extend credit were $1,552,585.

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


Note 15 - Concentrations of Credit Risk

All of the Corporation's activity is with customers located in the southwestern region of Virginia. Accordingly, operational results are closely correlated with the economic trends within this region and influenced by the significant industries within the region including furniture, pre-built housing, textile, and others. At December 31, 2000, the commercial portfolio is diversified with no significant concentrations of credit.


Note 16 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

(a.)   Short-Term Financial Instruments
       --------------------------------
       The carrying values of short-term financial instruments including cash and cash equivalents, federal funds sold, interest-bearing deposits in domestic banks and short-term borrowings approximate the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturity or have an average maturity of 30-45 days and carry interest rates which approximate market value.

(b.)   Securities Available for Sale
       -----------------------------
       The fair value of investments is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

(c.)   Loans
       -----
       Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate - commercial, real estate - construction, real estate - mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

                           MAINSTREET BANKSHARES, INC.
                (Formerly Known as Smith River Bankshares, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

(d.)   Deposits
       --------
       The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(e.)   Commitments  to Extend  Credit,  Standby  Letters of Credit and Financial
       -------------------------------------------------------------------------
       Guarantees  Written
       -------------------
       The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the fees arising from these unrecognized financial instruments.


The estimated fair values of financial instruments at December 31, 2000 are as follows:

                                               Carrying Value     Fair Value
                                               --------------     ----------

FINANCIAL ASSETS:

Cash and due from banks                         $   467,528      $    467,528
Interest-bearing deposits in other banks            226,744           226,744
Federal funds sold                                  472,000           472,000
Securities available for sale                     4,464,784         4,464,784
Loans, net of unearned income                     7,756,915         7,386,128
                                                -----------      ------------

        Total Financial Assets                  $13,387,971      $ 13,017,184
                                                ===========      ============

FINANCIAL LIABILITIES:

Deposits:
    Non-interest bearing demand deposits        $   625,799      $    625,799
    Interest checking deposits                      397,400           397,400
    Money market deposits                           756,821           756,821
    Savings deposits                                195,258           195,258
    Certificates of deposit over $100,000         3,084,314         3,076,394
    Other time deposits                           3,019,743         3,016,038
                                                -----------      ------------

        Total Financial Liabilities             $ 8,079,335      $  8,067,710
                                                ===========      ============


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


Note 17 - Contingenies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

              None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

                           Directors of the Registrant

The Board of Directors of MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.) are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2002, the term of the Class B Directors expires in 2003, and the term of the Class C Directors expires in 2001. The following tables set forth material information about the current executive officers and directors of MainStreet BankShares, Inc. (formerly known as Smith River Bankshares, Inc.)

    Name (Age)                                      Offices and Positions Held
    ----------                                      --------------------------

            Class A Directors - Term Expires 2002

    William S. Clark (47)                           Director
                                                    Executive Vice President

    Mervyn R. King, MD (67)                         Director

    Morton W. Lester (67)                           Director

    Cecil R. McCullar (64)                          Director
                                                    President and CEO

            Class B Directors - Term Expires 2003

    Jesse D. Cahill, Sr. (70)                       Director

    Roxanne B. Miller (67)                          Director

    Jim R. Mills (64)                               Director

    Joe C. Philpott (69)                            Director


           Class C Directors - Terms Expires 2001

    P. H. Brammer (68)                              Director

    George R. Nelson, Jr. (65)                      Director

    Douglas E. Riddle (56)                          Director

    Milford A. Weaver (75)                          Director

William S. Clark joined the Corporation in July 2000. From July 1999 to April 2000, he was a City Executive for BB&T of Virginia. Prior to the acquisition of BB&T of MainStreet Financial Corporation, Mr. Clark was President and CEO of the First Bank of Stuart (a subsidiary of MainStreet Financial Corporation) from January 1996 to July 1999. Prior to that he was Vice President of Southwest Virginia Savings Bank where he was employed from June 1978 to January 1996. Mr. Clark was elected to the Board of Directors on February 20, 2001.

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

Jim R. Mills is currently president of Jim Mills Lincoln-Mercury-Chrysler-Jeep, a new vehicle franchise dealer since 1985.

George R. Nelson, Jr. became owner and operator of Nelson Ford, Inc. in 1975. He is also owner and operator of G R Chevrolet, Inc. and Nelson Mazda Subaru, Nelson Pontiac, Buick, GMC, Inc. He also owns Homes by Nelson.

Joe C. Philpott, retired, worked for Bassett Furniture Industries for 42 years, retiring as Executive Vice President of Manufacturing and a board director.

Douglas E. Riddle has been in the automotive business for over 35 years. He is the owner of Riddle Dodge Honda.

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




                        Executive Officers Not a Director


                                                                First Elected
     Name (Age)                 Offices and Positions Held      As an Officer
     ----------                 --------------------------      -------------


Brenda H. Smith (41)            Senior Vice President and          8/99
                                Chief Financial Officer

Brenda H. Smith joined the Corporation in August 1999. From 1995 to 1999, she was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation.


Item 10.        Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 18 through 20 of the 2001 Corporation's Proxy Statement and is incorporated herein by reference.



Item 11.        Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 of Form 10-KSB appears on pages 9 through 10 of the 2001 Corporation's Proxy Statement and is incorporated herein by reference.


Item 12.        Certain Relationships and Related Transactions

BankShares' officers and directors, and other corporations, business organizations, and persons with which some of BankShares' officers and directors are associated customarily have banking transactions with the Bank. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

Prior to the organization of the Corporation, the Corporation's directors, who were also the organizers, formed FCNB LLC, a limited liability company, to
organize   the   Corporation   and  the  Bank  and  provide  for   financing  of
organizational, offering, and other pre-opening costs. At December 31, 1999, $515,000 was owed to the organizers/directors. All dollars were reimbursed in the year 2000 once the stock offering was completed.


Item 13.        Exhibits and Reports on Form 8-K


      a)        See Index to Exhibits.

      b)        Reports on Form 8-K.

                Report on Form 8-K was filed on 1/3/01 announcing the regulatory approval to open a branch in Stuart, Virginia.

                                   SIGNATURES


       In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET BANKSHARES, INC.
(Formerly Known as Smith River Bankshares, Inc.)


By:    /s/ Cecil R. McCullar
       --------------------------------------------------------
       Cecil R. McCullar, President and Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                     TITLE                                         DATE
           ----                                     -----                                         ----

/s/Cecil R. McCullar                             President and Chief Executive                 March 15, 2001
-----------------------------------              Officer, Director                             ---------------
Cecil R. McCullar                                                                                  Date

/s/Brenda H. Smith                               Senior Vice President/                        March 15, 2001
-----------------------------------              Chief Financial Officer                       ---------------
Brenda H. Smith                                                                                    Date

/s/P. H. Brammer                                 Director                                      March 15, 2001
-----------------------------------                                                            --------------
Patricia H. Brammer                                                                                Date

/s/Jesse D. Cahill, Sr                           Director                                      March 15, 2001
-----------------------------------                                                            --------------
Jesse D. Cahill                                                                                    Date

/s/William S. Clark.                             Director/                                     March 15, 2001
-----------------------------------              Executive Vice President                      ---------------
William S. Clark                                                                                   Date

/s/Mervyn R. King, MD                            Director                                      March 15, 2001
-----------------------------------                                                            ---------------
Mervyn R. King, MD                                                                                 Date

/s/Morton W. Lester                              Director                                      March 15, 2001
-----------------------------------                                                            --------------
Morton W. Lester                                                                                   Date

/s/Roxann B. Miller                              Director                                      March 15, 2001
-----------------------------------                                                            --------------
Roxann B. Miller                                                                                   Date

/s/Jim R. Mills                                  Director                                      March 15, 2001
-----------------------------------                                                            --------------
Jim R. Mills                                                                                       Date

/s/George R. Nelson, Jr.                         Director                                      March 15, 2001
-----------------------------------                                                            --------------
George R. Nelson, Jr.                                                                              Date

/s/Joe C. Philpott                               Director                                      March 15, 2001
-----------------------------------                                                            ---------------
Joe C. Philpott                                                                                    Date

/s/Douglas E. Riddle                             Director                                      March 15, 2001
-----------------------------------                                                            --------------
Douglas E. Riddle                                                                                  Date

/s/Milford A. Weaver                             Director                                      March 15, 2001
-----------------------------------                                                            ---------------
Milford A. Weaver                                                                                  Date

                                Index to Exhibits

Number          Description of Exhibit
------          ----------------------

    3(i)* Restated Articles of Incorporation of the Corporation, dated July 8, 1999 and Restated Articles of Incorporation dated March 6, 2001 attached as an exhibit.

    3(ii)* By-laws of the Corporation, dated August 5, 1999 and amended February 20, 2001 attached as an exhibit.

    4.1* Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 **** and amended December 19, 2000.

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

   10.12        Consulting agreement between Southeast Financial Holdings,  Inc.
                and the Corporation dated 2/21/00 filed with the Corporation's 10-KSB on March 24, 2000.

   21           Subsidiaries of the Registrant.
______________________

* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
** (Incorporated by reference to Registration Statement #333-86993 on Form SB-2/A filed October 22, 1999.)
*** (Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 filed November 13, 2000.)
**** (Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed December 20, 1999.)