Form 10QSB
period 2001-03-31
MAINSTREET BANKSHARES INC
filed 2001-04-27
CIK 1094742

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended     March 31, 2001
                                          --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For the transition period from          to
                                      --------    ---------

Commission file number    333-86993
                       ---------------------------------------------------------

                          MainStreet BankShares, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                        Virginia                                               54-1956616
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

               Suite 12, Patrick Henry Mall
       730 East Church Street, Martinsville, Virginia                             24112
--------------------------------------------------------------    ------------------------------------
          (Address of principal executive offices)                             (Zip Code)

Issuer's telephone number   (540) 632-8092
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
                                Yes   X    No
                                    -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 689,368 shares as of March 31, 2001
                                           -------------------------------------

Transitional Small Business Disclosure Format:  (Check one):  Yes       No   X
                                                                  -----    -----

                          MAINSTREET BANKSHARES, INC.

                                  Form 10-QSB

                                     Index



                        PART I   FINANCIAL INFORMATION
                        ------------------------------

                                                                        Page No.
                                                                        --------
Item 1    Financial Statements                                            4 - 12

Item 2    Management's Plan of Operation                                 12 - 16


                          PART II  OTHER INFORMATION
                          --------------------------

Item 4    Submission of Matters to a Vote of Security Holders            16 - 17

Item 6    Exhibits and Reports on Form 8-K                                  17

          Signatures                                                        18

          Index to Exhibits                                                 19

                          MAINSTREET BANKSHARES, INC.


                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

     1.  Consolidated Balance Sheet as of March 31, 2001 (unaudited).

     2. Consolidated Statements of Loss for the year to date period ended March 31, 2001 (unaudited) and for the year to date period ended March 31, 2000 (unaudited).

     3. Consolidated Statements of Cash Flows for the year-to-date period ended March 31, 2001 (unaudited) and for the year-to-date period ended
         March 31, 2000 (unaudited).

                          MAINSTREET BANKSHARES,  INC.
                           Consolidated Balance Sheet
                                  (Unaudited)
                                 March 31, 2001

ASSETS
-------
Cash and due from banks                                           $ 1,075,407
Federal funds sold                                                  1,038,000
Securities available for sale                                       7,441,908

Loans:

Commercial loans                                                    4,927,284
Residential real estate loans                                       1,651,392
Consumer loans                                                      1,729,527
                                                                  -----------
      Total Gross Loans                                             8,308,203
   Less:  Allowance for loan losses                                  (123,968)
                                                                  -----------
   Net Loans                                                        8,184,235

Furniture, fixtures and equipment                                     557,199
Accrued interest receivable                                           110,737
Other assets                                                           32,508
                                                                  -----------

         Total Assets                                             $18,439,994
                                                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing demand deposits                           $ 1,150,612
   Interest checking deposits                                         574,269
   Money market deposits                                            2,325,476
   Savings deposits                                                   265,631
   Certificate of deposits (greater than) $100,000                  4,847,536
   Other time deposits                                              3,578,263
                                                                  -----------
         Total Deposits                                            12,741,787

Accrued interest payable and other liabilities                        184,536
                                                                  -----------

         Total Liabilities                                         12,926,323

Shareholders' Equity:
   Preferred stock, no par value, authorized
     10,000,000 shares; none issued
   Common stock, no par value, authorized 10,000,000
     shares; issued and outstanding 689,368 shares                  6,708,162
   Accumulated deficit                                             (1,238,070)
   Accumulated other comprehensive gain                                43,579
                                                                  -----------

         Total Shareholders' Equity                                 5,513,671
                                                                  -----------
         Total Liabilities and Shareholders' Equity               $18,439,994
                                                                  ===========

See accompanying notes to consolidated financial statements.

                          MAINSTREET BANKSHARES, INC.
                        Consolidated Statements of Loss
                                  (Unaudited)

                                                                    Three Months       Three Months
                                                                        Ended             Ended
                                                                   March 31, 2001     March 31, 2000
                                                                   --------------     --------------

Interest Income:                                                     $ 186,328           $
  Interest and fees on loans                                               ---              14,057
  Interest on interest-bearing deposits                                 30,774                 ---
  Interest on federal funds sold                                        94,583                 ---
  Interest on securities available for sale                           ---------           ---------
                                                                       311,685              14,057
      Total Interest Income

Interest Expense:
  Interest on certificates of deposit
    (greater than) $100,000                                             73,774                 ---
  Interest on other deposits                                            77,108                 ---
                                                                     ---------           ---------
      Total Interest Expense                                           150,882                 ---
                                                                     ---------           ---------

      Net Interest Income                                              160,803              14,057
  Provision for loan losses                                             36,400                 ---
                                                                     ---------           ---------
  Net Interest Income After Provision
    for Loan Losses                                                    124,403              14,057

Noninterest Income:
  Service charges on deposit accounts                                    6,177                 ---
  Other fee income and miscellaneous
    income                                                               3,814               7,650

  Gain on sale of securities                                               235                 ---
                                                                     ---------           ---------
      Total Noninterest Income                                          10,226               7,650

Noninterest Expense:
  Salaries and employee benefits                                       174,161              91,835
  Occupancy and equipment expense                                       59,812              14,890
  Professional fees                                                     49,258              28,612
  Other expenses                                                        70,304              25,457
                                                                     ---------           ---------

      Total Noninterest Expense                                        353,535             160,794

      Net Loss                                                       $(218,906)          $(139,087)
                                                                     =========           =========

Per Share:
  Basic:
    Net Loss Per Share                                               $    (.32)          $ (11,591)
                                                                     =========           =========
    Average Shares Outstanding                                         689,368                  12

  Fully Diluted:
    Net Loss Per Share                                               $    (.32)          $ (11,591)
                                                                     =========           =========
    Average Shares Outstanding                                         689,368                  12

See accompanying notes to consolidated financial statements.

                          MAINSTREET BANKSHARES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              Three Months              Three Months
                                                                  Ended                     Ended
                                                             March 31, 2001            March 31, 2000
                                                          ---------------------     ---------------------
Cash Flows From Operating Activities
  Net Loss                                                     $  (218,906)                $(139,087)
  Provision for loan losses                                         36,400                       ---
  Depreciation                                                      24,622                       576
  Accretion of discounts on securities                             (12,042)                      ---
  Increase in accrued interest receivable                          (15,825)                      ---
  Increase (decrease) in other assets                              (11,220)                      143
  Increase (decrease) in accrued interest payable
     and other liabilities                                          44,543                    (2,987)
                                                               -----------                 ---------

     Net cash used by operating activities                        (152,428)                 (141,355)

Cash Flows From Investing Activities
  Decrease in interest-bearing deposits                            226,744                    32,362
  Increase in federal funds sold                                  (566,000)                      ---
  Purchase of furniture, fixtures, and equipment                   (70,143)                      ---
  Purchases of securities available for sale                    (2,935,926)                  (18,355)
  Increase in loans                                               (556,820)                      ---
                                                               -----------                 ---------

     Net cash used by investing activities                      (3,902,145)                   14,007

Cash Flows From Financing Activities
  Increase in time deposits greater than $100,000                1,763,222                       ---
  Increase in other time deposits                                  558,520                       ---
  Increase in other deposits                                     2,340,710                       ---
  Proceeds payments on advances from related parties                   ---                   (43,208)
  Costs of stock issuance                                              ---                   171,120
                                                               -----------                 ---------

     Net cash provided by financing activities                   4,662,452                   127,912

     Net increase in cash                                          607,879                       564

Cash and due from banks at beginning of period                 $   467,528                 $   2,583
                                                               -----------                 ---------

Cash and due from banks at end of period                       $ 1,075,407                 $   3,147
                                                               ===========                 =========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                       $    97,021                 $     ---
                                                               ===========                 =========

See accompanying notes to consolidated financial statements.

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial statements
                                  (Unaudited)

                                March 31,  2001



Note 1 - Summary of Accounting Policies


(a)  General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices.

MainStreet BankShares, Inc. (the "Corporation" or "Bankshares") was a development stage enterprise until July 24, 2000, incorporated as a Virginia corporation effective January 14, 1999. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (the "Bank"). The Bank opened for business on July 24, 2000 and began its operations as a full service commercial bank. Prior to the organization of the Corporation, the Corporation's directors, who were also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs. The corporation's year-end is December 31.

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

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 2001


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

MainStreet adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" upon opening of the Bank and acquiring loans. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent.

MainStreet collectively reviews for impairment all consumer loans and smaller homogeneous loans. MainStreet considers a loan to be impaired when, based upon current information and events, it believes it is probable that MainStreet will be unable to collect all amounts due according to the contractual terms of the loan agreement. MainStreet's impaired loans include nonaccrual loans, troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, MainStreet bases the measurement of these impaired loans on the fair value of the loan's collateral properties. For all other loans, MainStreet uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan's effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses.

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

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial statements
                                  (Unaudited)

                                 March 31, 2001

(h)  Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense on a straight-line basis over the estimated useful lives. Maintenance, repairs, and minor improvements are charged to expense as incurred. Significant improvements are capitalized.

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

(j)  Stock Options and Warrants

As permitted by Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Corporation accounts for its stock options and warrants using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". APB No. 25 requires compensation expense to be recorded on the date of the grant only if the current market value price of the underlying stock exceeds the exercise price.

(k)  Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(l)  Loss Per Share

The Financial Accounting Standards No. 128, "Accounting for Earnings Per Shares" requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending March 31, 2001, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

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

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial statements
                                  (Unaudited)

                                 March 31, 2001


Note 2 - Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2001 are shown in the table below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

                                                      Gross        Gross
                                      Amortized    Unrealized   Unrealized   Approximate
                                         Cost         Gains       Losses     Market Value
                                      ----------   ----------   ----------   ------------


U.S. government agencies              $5,911,495      $28,308    $    ---     $5,939,803

Corporate debt securities              1,303,234       15,271         ---      1,318,505

Federal reserve stock                    183,600          ---         ---        183,600
                                      ----------      -------    --------     ----------

Total securities available for sale   $7,398,329      $43,579    $    ---     $7,441,908
                                      ==========      =======    ========     ==========

Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

   Balance at January 1, 2001                                      $ 93,100
   Provision for loan losses                                         36,400
   Recoveries                                                           ---
   Charge-offs                                                       (5,532)
                                                                   --------
   Balance at March 31, 2001                                       $123,968
                                                                   ========

Charge-offs of $5,532 for the first quarter equates to .07% of average loans outstanding. The loan loss reserve at $123,968, was 1.49% of gross loans outstanding. There was one nonaccrual loan at March 31, 2001. This loan was $27,979 which was .34% of gross loan outstanding at quarter end. There were no other nonperforming loans. According to MainStreet's policy, this loan is considered to be an impaired loan. Lost interest was $1,610 as of March 31, 2001.

Note 4 - Loss Per Share

                                                      Three Months Ended March 31, 2001
                                                   ---------------------------------------
                                                     Income         Shares       Per Share
                                                    Numerator     Denominator     Amount
                                                   -----------    -----------    ---------
Basic EPS

  Income (loss) available to common shareholders    $(218,906)      689,368       $(.32)

Diluted EPS

  Income (loss) available to common shareholders    $(218,906)      689,368       $(.32)

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial statements
                                  (Unaudited)

                                 March 31, 2001

                                                      Three Months Ended March 31, 2001
                                                   ---------------------------------------
                                                     Income         Shares       Per Share
                                                    Numerator     Denominator     Amount
                                                   -----------    -----------    ---------
Basic EPS

  Income (loss) available to common shareholders    $(139,087)        12         $(11,591)

Diluted EPS

  Income (loss) available to common shareholders    $(139,087)        12         $(11,591)

Note 5 - Comprehensive Income

Upon opening of the Bank on July 24, 2000, certain investments were purchased during this first quarter of business. Bankshares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of March 31, 2001

Net unrealized gains on securities available for sale:

       Net unrealized holding gains during the year                $29,391
       Less reclassification adjustments for gains (losses)
          included in net income                                      (235)
       Income Tax Benefit                                              ---
                                                                   -------

             Accumulated Other Comprehensive Gain                  $29,156
                                                                   =======

Note 6 - Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, Bankshares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2001, outstanding commitments to extend credit were $2,444,750.

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

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial statements
                                  (Unaudited)

                                 March 31, 2001


Note 7 - Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.


Item 2.  Management's Plan of Operations

General
-------

MainStreet BankShares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the name to MainStreet BankShares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. MainStreet BankShares, Inc. raised $6,893,680 through its initial public offering. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of the Bank from the proceeds of the offering. The business of the Corporation is being conducted through the Bank. MainStreet BankShares, Inc. received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A. MainStreet BankShares, Inc. successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A. The Bank received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

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

                          MAINSTREET BANKSHARES, INC.

                                 March 31, 2001


Overview
--------

Total assets at March 31, 2001 were $18,439,994. The main components of these assets were net loans at $8,184,235, federal funds sold at $1,038,000 and securities available-for-sale at $7,441,908. Total shareholders' equity at March 31, 2001 was $5,513,671.

The Corporation's net loss for the three months ended March 31, 2001 was $(218,906) compared to $(139,087) for the comparable period ended March 31, 2000. The increases in 2001 are attributed to the Bank being open for business versus still in organization during the first quarter of 2000.

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

Net interest income was $160,803 for the three months ended March 31, 2001 and $14,057 for the three months ended March 31, 2000. The net interest margin for the first three quarters of 2001 was 4.10%. In 2000, the Corporation only had interest income on interest-bearing deposits and no interest expense. Total interest earned was $14,057 for the three months ending March 31, 2000.

Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the period ending March 31, 2001, the provision for loan losses was $36,400. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. The reserve for loans losses was $123,968, which was 1.49% of gross loans outstanding. There was one charge-off during the three month period in 2001 of $5,532.

Noninterest Income
------------------

Noninterest income for the three months ending March 31, 2001 and March 31, 2000, respectively, was $10,226 and $7,650, respectively. The income in 2001 was primarily income related to deposit account charges, checkbook charges and credit life insurance. The noninterest income for the three months ending
March 31, 2000 was due to a rebate on checkbook charges from the software vendor we had contracted.

                          MAINSTREET BANKSHARES, INC.

                                 March 31, 2001


Noninterest Expense
-------------------

Total noninterest expense for the period ending March 31, 2001 and March 31, 2000 were $353,535 and $160,794, respectively. The increase in noninterest expense is attributed to the Bank being open in 2001 versus being in organization in 2000. Salaries and employee benefits increased $82,326 or 89.65%, for the period ending March 31, 2001 in comparison to the same period in 2000. Occupancy and equipment expense was $59,812 and $14,890 at March 31, 2001 and March 31, 2000, respectively, an increase of 301.69%. Professional fees were $49,258 and $28,612 for the period ending March 31, 2001 and March 31, 2000, respectively, an increase of $20,646. Other expenses increased $44,847 in March 31, 2001 over the comparable period in 2000. This increase was primarily due to data processing fees, supplies, advertising, and insurance.

Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the quarter-to-date periods ended March 31, 2001 or March 31, 2000.


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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, the Corporation has invested in U.S. Agencies, Corporate Debt Securities and Federal Reserve Bank Stock. The Corporation's policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio is categorized as available-for-sale at March 31, 2001.

                          MAINSTREET BANKSHARES, INC.

                                 March 31, 2001


Loan Portfolio
--------------

Bankshares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At March 31, 2001 the loan portfolio was as follows:

   Commercial                            $4,927,284               59.30%
   Residential real estate                1,651,392               19.88
   Consumer                               1,729,527               20.82
                                         ----------              ------

           Total                         $8,308,203              100.00%
                                         ==========              ======

At March 31, 2001, the loan loss reserve was $123,968, or 1.49% of gross loans outstanding. There was one charge-off of $5,532 during the three month period ending March 31, 2001. Total charge-offs to average loans outstanding were
 .07%. Nonaccrual loans at March 31, 2001 were $27,979 which was .34% of total loans outstanding at quarter end. There were no other nonperforming loans.

Deposits
--------

Total deposits at March 31, 2001 were $12,741,787. The deposit mix was as follows:

   Demand                                $ 1,150,612                9.03%
   Interest checking                         574,269                4.51
   Money markets                           2,325,476               18.25
   Savings                                   265,631                2.09
   Certificates of deposit
     (greater than) $100,000               4,847,536               38.04
   Other time deposits                     3,578,263               28.08
                                         -----------              ------

            Total                        $12,741,787              100.00%
                                         ===========              ======

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

Shareholders' Equity
--------------------

Total shareholders equity was $5,513,671 at March 31, 2001. The stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses have been netted against equity. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. See footnote No. 10 for capital ratios. The following are the capital ratios at March 31, 2001.

      Tier I Leverage Ratio                                       32.26%
      Tier I Risk-Based Capital Ratio                             48.86
      Tier II Risk-Based Capital Ratio                            49.97

                          MAINSTREET BANKSHARES, INC.

                                 March 31, 2001



Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to total liabilities at March 31, 2001 was 72.79%


Impact of Inflation
-------------------

Most of the Corporation's assets are monetary in nature and therefore are sensitive to interest rate fluctuations. Management will seek to manage the relationship between interest-sensitive assets and liabilities.



                           PART II  Other Information



Item 4.  Submission of Matters to a Vote of Security Holders

MainStreet BankShares, Inc. held its second annual meeting of shareholders on April 19, 2001 at 2:00 p.m. at the Piedmont Arts Association in Martinsville, Virginia. There was one matter submitted to a vote of security holders which was the election of Class C Directors for another three year term. The directors standing for election and the votes cast for and against are as follows:

                                          For             Against
                                         -----            -------
Patricia H. Brammer                     483,218               500

G. R. Nelson, Jr.                       482,668             1,050

Douglas E. Riddle                       483,218               500

Milford A. Weaver                       483,218               500


The following classes of directors also continued after the meeting:

                     Class A Directors -  Term Expires 2002

           William S. Clark       Director/Executive Vice President
           Dr. Mervyn R. King     Director
           Morton W. Lester       Director
           C. R. McCullar         Director/ President & CEO

                          MAINSTREET BANKSHARES, INC.

                                 March 31, 2001



                     Class B Directors -  Term Expires 2003

           Jesse D. Cahill, Sr.   Director
           Roxann B. Dillon       Director
           Jim R. Mills           Director
           Joe C. Philpott        Director


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
                See index to exhibits.

         (b)    Reports on Form 8-K
                None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          MAINSTREET BANKSHARES, INC.


Date   April 27, 2001            By   /s/ Cecil R. McCullar
       --------------                 -------------------------------------
                                      Cecil R. McCullar
                                      President and Chief Executive Officer


Date  April 27, 2001             By   /s/ Brenda H. Smith
      --------------                  -------------------------------------
                                      Brenda H. Smith
                                      Senior Vice President and
                                      Chief Financial Officer

                               Index to Exhibits

Number   Description of Exhibit
------   ----------------------

 3(i)*    Restated Articles of Incorporation of the Corporation, dated
     ** July 8, 1999 and Restated Articles of Incorporation dated March 6, 2001 attached as an exhibit to the Corporation's Form 10-KSB.

 3(ii)*   By-laws of the Corporation, dated August 5, 1999; amended February 20,
      ** 2001 attached as an exhibit to the Corporation's Form 10-KSB; and amended March 20, 2001 attached as an exhibit.

 4.1* Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999.

 4.2 Provision in Registrant's Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant's common stock (included in Exhibits 3(i) and 3(ii), respectively).

 4.3*     Form of Shares Subscription Agreement.

 4.4*     Form of Units Subscription Agreement.

-----------
* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
** (Incorporated by reference to the Corporation's Annual Form 10-KSB filed
   March 16, 2001.)