Form 10QSB
period 2001-06-30
MAINSTREET BANKSHARES INC
filed 2001-08-02
CIK 1094742

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the quarterly period ended     June 30, 2001
                                          -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
       For the transition period from          to
                                      ---------   -----------

Commission file number    333-86993
                          ---------

                          MainStreet BankShares, Inc.
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

                       Virginia                                                            54-1956616
----------------------------------------------------------------             -----------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

   Suite 12, Patrick Henry Mall
   730 East Church Street, Martinsville, Virginia                                            24112
----------------------------------------------------------------             -----------------------------------
      (Address of principal executive offices)                                            (Zip Code)


Issuer's telephone number     (540) 632-8092
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




                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 689,368 shares as of July 31, 2001
                                              ----------------------------------



Transitional Small Business Disclosure Format:  (Check one):  Yes     No   X
                                                                  ---     ---

                          MAINSTREET BANKSHARES, INC.

                                  Form 10-QSB

                                     Index



                         PART I FINANCIAL INFORMATION
                         ----------------------------


                                                                      Page No.
                                                                      -------


Item 1        Financial Statements                                     4 - 13


Item 2        Management's Plan of Operation                          14 - 18




                          PART II  OTHER INFORMATION
                          --------------------------


Item 4        Submission of Matters to a Vote of Security Holders          18


Item 6        Exhibits and Reports on Form 8-K                             19


              Signatures                                                   20

              Index to Exhibits                                            21

                          MAINSTREET BANKSHARES, INC.



                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


The financial statements filed as part of Item 1 of Part I are as follows:


     1.  Consolidated Balance Sheet as of June 30, 2001 (unaudited).

     2. Consolidated Statements of Loss for the quarter ended June 30, 2001 (unaudited) and for the quarter ended June 30, 2000 (unaudited).

     3. Consolidated Statements of Loss for the year to date period ended June 30, 2001 (unaudited) and for the year to date period ended June 30, 2000 (unaudited).

     4. Consolidated Statements of Cash Flows for the year-to-date period ended June 30, 2001 (unaudited) and for the year-to-date period ended June 30, 2000 (unaudited).

                         MAINSTREET BANKSHARES, INC.
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 June 30, 2001


ASSETS
------

Cash and due from banks                                           $   808,810
Interest bearing deposits in banks                                     99,000
Securities available for sale                                       7,663,591

Loans:

Commercial loans                                                    7,640,904
Residential real estate loans                                       2,731,585
Consumer loans                                                      2,088,803
                                                                  -----------
       Total Gross Loans                                           12,461,292
  Less:  Allowance for loan losses                                   (149,997)
                                                                  -----------
  Net Loans                                                        12,311,295

Furniture, fixtures and equipment                                     648,638
Accrued interest receivable                                           180,561
Other assets                                                           58,392
                                                                  -----------

         Total Assets                                             $21,770,287
                                                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing demand deposits                           $ 2,005,713
   Interest checking deposits                                         627,659
   Money market deposits                                            2,932,260
   Savings deposits                                                   319,923
   Certificate of deposits > $100,000                               6,224,032
   Other time deposits                                              4,091,777
                                                                  -----------
         Total Deposits                                            16,201,364

Federal funds purchased                                               113,000
Accrued interest payable and other liabilities                        177,435
                                                                  -----------

         Total Liabilities                                         16,491,799

Shareholders' Equity:
     Preferred stock, no par value, authorized
        10,000,000 shares; none issued
   Common stock, no par value, authorized 10,000,000
   shares; issued and outstanding 689,368 shares
   Accumulated deficit                                              6,708,162
   Accumulated other comprehensive gain                            (1,500,454)
                                                                       70,780
                                                                  -----------
         Total Shareholders' Equity                                 5,278,488
         Total Liabilities and Shareholders' Equity               $21,770,287
                                                                  ===========

See accompanying notes to consolidated financial statements.

                          MAINSTREET BANKSHARES, INC.
                        Consolidated Statements of Loss
                                  (Unaudited)

                                                                        Three Months                Three Months
                                                                            Ended                      Ended
                                                                        June 30, 2001              June 30, 2000
                                                                    ---------------------       --------------------
Interest Income:
  Interest and fees on loans                                               $ 242,855                 $      ---
  Interest on interest-bearing deposits                                        1,122                     44,259
  Interest on federal funds sold                                              22,728                        ---
  Interest on securities available for sale                                   99,710                        ---
                                                                           ---------                  ---------
     Total Interest Income                                                   366,415                     44,259

Interest Expense:
  Interest on certificates of deposit
      > $100,000                                                              75,035                        ---
  Interest on other deposits                                                  86,724                        ---
                                                                           ---------                  ---------
     Total Interest Expense                                                  161,759                        ---
                                                                           ---------                  ---------

       Net Interest Income                                                   204,656                     44,259
  Provision for loan losses                                                   52,800                        ---
  Net Interest Income After Provision                                      ---------                  ---------
   for Loan Losses                                                           151,856                     44,259

Noninterest Income:
  Service charges on deposit accounts                                          7,804                        ---
  Other fee income and miscellaneous
    income                                                                     8,352                        ---
  Gain on sale of securities                                                     ---                        ---
                                                                           ---------                  ---------
     Total Noninterest Income                                                 16,156                        ---

Noninterest Expense:
  Salaries and employee benefits                                             205,252                    103,331
  Occupancy and equipment expense                                             75,371                     14,890
  Professional fees                                                           56,447                     15,506
  Other expenses                                                              93,326                     26,950
                                                                            --------                  ---------
     Total Noninterest Expense                                               430,396                    160,677

         Net Loss                                                          $(262,384)                 $(116,418)
                                                                           =========                  =========

       Per Share:
          Basic:
          Net Loss Per Share                                               $    (.38)                 $  (9,702)
                                                                           =========                  =========
          Average Shares Outstanding                                         689,368                         12
          Fully Diluted:
          Net Loss Per Share                                               $    (.38)                 $  (9,702)
                                                                           =========                  =========
          Average Shares Outstanding                                         689,368                         12


See accompanying notes to consolidated financial statements.

                          MAINSTREET BANKSHARES, INC.
                        Consolidated Statements of Loss
                                  (Unaudited)

                                                                         Six Months                  Six Months
                                                                            Ended                      Ended
                                                                        June 30, 2001              June 30, 2000
                                                                    ---------------------       --------------------
Interest Income:
  Interest and fees on loans                                               $ 429,183                 $      ---
  Interest on interest-bearing deposits                                        1,122                     58,316
  Interest on federal funds sold                                              53,502                        ---
  Interest on securities available for sale                                  194,293                        ---
                                                                           ---------                  ---------
     Total Interest Income                                                   678,100                     58,316

Interest Expense:
  Interest on certificates of deposit
      > $100,000                                                             148,809                        ---
  Interest on other deposits                                                 163,832                        ---
                                                                           ---------                  ---------
     Total Interest Expense                                                  312,641                        ---
                                                                           ---------                  ---------

       Net Interest Income                                                   365,459                     58,316
  Provision for loan losses                                                   89,200                        ---
  Net Interest Income After Provision                                      ---------                  ---------
   for Loan Losses                                                           276,259                     58,316

Noninterest Income:
  Service charges on deposit accounts                                         13,981                        ---
  Other fee income and miscellaneous
    income                                                                    12,166                      7,650
  Gain on sale of securities                                                     235                        ---
                                                                           ---------                  ---------
     Total Noninterest Income                                                 26,382                      7,650

Noninterest Expense:

  Salaries and employee benefits                                             379,413                    195,166
  Occupancy and equipment expense                                            135,183                     31,467
  Professional fees                                                          105,705                     44,118
  Other expenses                                                             163,630                     50,720
                                                                            --------                  ---------
     Total Noninterest Expense                                               783,931                    321,471

         Net Loss                                                          $(481,290)                 $(255,505)
                                                                           =========                  =========

       Per Share:
         Basic:
         Net Loss Per Share                                                $    (.70)                 $ (21,292)
                                                                           =========                  =========
         Average Shares Outstanding                                          689,368                         12

         Fully Diluted:
         Net Loss Per Share                                               $     (.70)                 $ (21,292)
                                                                          ==========                  =========
         Average Shares Outstanding                                          689,368                         12


See accompanying notes to consolidated financial statements.

                          MAINSTREET BANKSHARES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      Six Months                    Six Months
                                                                         Ended                         Ended
                                                                     June 30, 2001                 June 30, 2000
                                                                 ---------------------         ---------------------
Cash Flows From Operating Activities
  Net Loss                                                            $  (481,290)                    $(255,505)
  Provision for loan losses                                                89,200                           ---
  Depreciation                                                             51,462                         1,275
  Net accretion of discounts on securities                                (12,802)                          ---
  Increase in accrued interest receivable                                 (85,649)                          ---
  (Increase) decrease in other assets                                     (37,104)                        2,341
  Increase (decrease) in accrued interest payable
     and other liabilities                                                 37,442                       (34,417)
                                                                      -----------                     ---------

     Net cash used by operating activities                               (438,741)                     (286,306)

Cash Flows From Investing Activities

  (Increase) decrease in interest-bearing deposits                        127,744                      (144,119)
  Decrease in federal funds sold                                          472,000                           ---
  Purchase of furniture, fixtures, and equipment                         (188,422)                      (44,195)
  Purchases of securities available for sale                           (3,129,648)                          ---
  Increase in loans                                                    (4,736,680)                          ---
                                                                      -----------                     ---------

     Net cash used by investing activities                             (7,455,006)                     (188,314)

Cash Flows From Financing Activities

  Increase in time deposits greater than $100,000                       3,139,718                           ---
  Increase in other time deposits                                       1,072,034                           ---
  Increase in other deposits                                            3,910,277                           ---
  Increase in federal funds purchased                                     113,000                           ---
  Proceeds payments on advances from related parties                          ---                       388,791
  Costs of stock issuance                                                     ---                       (65,961)
                                                                      -----------                     ---------

     Net cash provided by financing activities                          8,235,029                       322,830

     Net increase in cash                                                 341,282                      (151,790)

Cash and due from banks at beginning of period                        $   467,528                     $ 151,790
                                                                      -----------                     ---------

Cash and due from banks at end of period                              $   808,810                     $     ---
                                                                      ===========                     =========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                              $   276,014                     $     ---
                                                                      ===========                     =========



See accompanying notes to consolidated financial statements.

                          MAINSTREET BANKSHARES, INC.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 2001



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

                                 June 30, 2001


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

BankShares adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" upon opening of the Bank and acquiring loans. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent.

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans. BankShares considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement. BankShares' impaired loans include nonaccrual loans, troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan's collateral properties. For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan's effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses.

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

                                 June 30, 2001



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

(l)  Loss Per Share

The Financial Accounting Standards No. 128, "Accounting for Earnings Per Shares" requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending June 30, 2001, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

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

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 2001


Note 2 - Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2001 are shown in the table below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

                                                                   Gross             Gross
                                              Amortized         Unrealized        Unrealized        Approximate
                                                Cost               Gains            Losses          Market Value
                                          -----------------  -----------------  ---------------  ------------------
U.S. government agencies                     $5,752,779            $36,549         $    ---          $5,789,328

Corporate debt securities                     1,656,432             34,231              ---           1,690,663

Federal reserve stock                           183,600                ---              ---             183,600
                                             ----------            -------         --------          ----------

Total securities available for sale          $7,592,811            $70,780         $    ---          $7,663,591
                                             ==========            =======         ========          ==========


Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

   Balance at January 1, 2001                                                                     $ 93,100
   Provision for loan losses                                                                        89,200
   Recoveries                                                                                          ---
   Charge-offs                                                                                     (32,303)
                                                                                                  --------
   Balance at June 30, 2001                                                                       $149,997
                                                                                                  ========

Charge-offs of $32,303 for the first six months of 2001 equates to .36% of average loans outstanding. The loan loss reserve at $149,997 was 1.20% of gross loans outstanding. There were no loans past due 90 days or on nonaccrual at June 30, 2001.


Note 4 - Loss Per Share


                                                                         Three Months Ended June 30, 2001
                                                                 Income                 Shares             Per Share
                                                                Numerator             Denominator           Amount
                                                            -----------------       ---------------      -------------
Basic EPS

 Income (loss) available to common shareholders                $(262,384)               689,368             $(.38)

Diluted EPS

 Income (loss) available to common shareholders                $(262,384)               689,368             $(.38)


                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 2001



                                                                          Six Months Ended June 30, 2001
                                                                 Income                 Shares             Per Share
                                                                Numerator             Denominator           Amount
                                                            -----------------       ---------------      -------------
Basic EPS

 Income (loss) available to common shareholders                $(481,290)               689,368             $   (.70)

Diluted EPS

 Income (loss) available to common shareholders                $(481,290)               689,368             $   (.70)




                                                                        Three Months Ended June 30, 2000
                                                                 Income                 Shares             Per Share
                                                                Numerator             Denominator           Amount
                                                            -----------------       ---------------      -------------
Basic EPS

 Income (loss) available to common shareholders                $(116,418)                    12             $ (9,702)


Diluted EPS

 Income (loss) available to common shareholders                $(116,418)                    12             $ (9,702)



                                                                            Six Months Ended June 30, 2000
                                                                 Income                 Shares             Per Share
                                                                Numerator             Denominator           Amount
                                                            -----------------       ---------------      -------------
Basic EPS

 Income (loss) available to common shareholders                $(255,505)                    12             $(21,292)


Diluted EPS

 Income (loss) available to common shareholders                $(255,505)                    12             $(21,292)

                          MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 2001



Note 5 - Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of June 30, 2001.

Net unrealized gains on securities available for sale:

   Net unrealized holding gains during the year                  $56,592
     Less reclassification adjustments for gains (losses)
          included in net income                                    (235)
     Income Tax Benefit                                              ---
                                                                 -------

           Accumulated Other Comprehensive Gain                  $56,357
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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2001, outstanding commitments to extend credit were $3,585,580.

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

                          MAINSTREET BANKSHARES, INC.

                                 June 30, 2001


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

Overview
--------

Total assets at June 30, 2001 were $21,770,287. The largest components of these assets were net loans at $12,311,295 and securities available-for-sale at $7,663,591. Total shareholders' equity at June 30, 2001 was $5,278,488.

The Corporation's net loss for the three months ending June 30, 2001 was $(262,384) compared to $(116,418) for the comparable period ending June 30, 2000. The increases in 2001 are attributed to the Bank being open for business
versus still in organization during the first quarter of 2000.   The net loss
for six months ending June 30, 2001 was $(481,290) compared to $(255,505) for the six months ending June 30, 2000.

                          MAINSTREET BANKSHARES, INC.

                                 June 30, 2001

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

Net interest income was $204,656 for the three months ending June 30, 2001 and $44,259 for the three months ending June 30, 2000. The net interest margin for the first three months of 2001 was 4.39%. In 2000, the Corporation only had interest income on interest-bearing deposits and no interest expense. The interest income was primarily produced from the escrow account where the dollars for investment in the Corporation were housed. Total interest earned was $44,259 for the three months ending June 30, 2000.

Net interest income for the six months ending June 30, 2001 and 2000 was $365,459 and $58,316, respectively. As for the quarter-to-date period, the same is for the year-to-date period for 2000; all interest income was from interest bearing deposits. The net interest margin for the six months ending June 30, 2001 was 4.27%.

Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the six month period ending June 30, 2001, the provision for loan losses was $89,200. The expense for the three months ended June 30, 2001 was $52,800. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. The reserve for loans losses was $149,997, which was 1.20% of gross loans outstanding. There was one charge-off during the three month period ended June 30, 2001 of $26,771. This brings the year-to-date charge-offs to $32,303. There were no nonperforming or nonaccrual loans at June 30, 2001.

Noninterest Income
------------------

Noninterest income for the three months ending June 30, 2001 was $16,156. This income was primarily from fees in deposit accounts, checkbook charges, and credit life insurance. We also received approximately $4,000 in the second quarter of 2001 for an enterprize zone tax credit. There was no noninterest income for the three months ending June 30, 2000.

Total noninterest income for the six months ending June 30, 2001 and June 30, 2000 was $26,382 and $7,650, respectively. The 2001 income is related to fees on deposit accounts, checkbook charges, and credit life insurance. As mentioned above, we also received approximately $4,000 for an enterprize zone tax credit. The income for 2000 was due to a rebate on checkbook charges from the vendor we had contracted with.

Noninterest Expense
-------------------

The increases in noninterest expense are attributed to the Bank being open in 2001 versus being in organization in 2000. Total noninterest expense for the three month period ending June 30, 2001 and June 30, 2000 were $430,396 and $160,677, respectively. Salaries and employee benefits increased $101,921 or 98.64%, for the three month period ending June 30, 2001 in comparison to the same period in 2000. Occupancy and equipment expense for the three month period was $75,371 and $14,890 at June 30, 2001 and June 30, 2000, respectively, an increase of 406.19%. Professional fees were $56,447 and $15,506 for the three month period ending June 30, 2001 and June 30, 2000, respectively, an increase of $40,941. Other expenses increased $66,376 in the second quarter ending June 30, 2001 over the comparable period in 2000. This increase was primarily due to data processing fees, supplies, advertising, and insurance.

                          MAINSTREET BANKSHARES, INC.

                                 June 30, 2001


Total noninterest expense for the year-to-date period ending June 30, 2001 and June 30, 2000 was $783,931 and $321,471, respectively. These dollars represent an increase of $462,460. The Bank opened for business July 24, 2000; therefore, the first six months of the year 2000 did not include an operational bank.
Also, we opened an additional branch in December 2000 and are preparing for our third branch to open in Stuart, Virginia in early August 2001. Total salaries and employee benefit expense increased $184,247, or 94.41%. This increase also includes some personnel expense for employees already hired for our Stuart, Virginia branch. Occupancy and equipment expense rose $103,716 for the six months ending June 30, 2001 over the same period in 2000. Professional fees were $105,705 and $44,118 for the periods ending June 30, 2001 and June 30, 2000, respectively. Other expenses were $112,910 greater for the period ending June 30, 2001 compared to the same period in 2000.

Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the quarter-to-date periods or the year-to-date periods ended June 30, 2001 or June 30, 2000.


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

Please see Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.


Loan Portfolio
--------------

BankShares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At June 30, 2001 the loan portfolio was as follows:

                          MAINSTREET BANKSHARES, INC.

                                 June 30, 2001


       Commercial                         $ 7,640,904     61.32%
       Residential real estate              2,731,585     21.92
       Consumer                             2,088,803     16.76
                                          -----------    ------

               Total                      $12,461,292    100.00%
                                          ===========    ======

At June 30, 2001, the loan loss reserve was $149,997, or 1.20% of gross loans outstanding. There was one charge-off of $26,771 during the three month period ending June 30, 2001 making year-to-date charge-offs $32,303. Total charge-offs to average loans outstanding were .27% and .36% for the quarter and year-to-date periods ending June 30, 2001, respectively. There were no nonperforming loans or nonaccrual loans at June 30, 2001.

Deposits
--------

Total deposits at June 30, 2001 were $16,201,364. The deposit mix was as follows:

     Demand                              $ 2,005,713       12.38%
     Interest checking                       627,659        3.87
     Money markets                         2,932,260       18.10
     Savings                                 319,923        1.97
     Certificates of deposit > $100,000    6,224,032       38.42
     Other time deposits                   4,091,777       25.26
                                         -----------      ------

              Total                      $16,201,364      100.00%
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

Shareholders' Equity
--------------------

Total shareholders equity was $5,278,488 at June 30, 2001. The stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses have been netted against equity. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at June 30, 2001.

Tier I Leverage Ratio (Actual)                 24.32%
Tier I Leverage Ratio (Quarterly Ave.)         26.71
Tier I Risk-Based Capital Ratio                34.50
Tier II Risk-Based Capital Ratio               35.48

Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to total liabilities at June 30, 2001 was 51.97%

                          MAINSTREET BANKSHARES, INC.

                                 June 30, 2001



Impact of Inflation
-------------------

Most of the Corporation's assets are monetary in nature and therefore are sensitive to interest rate fluctuations. Management seeks to manage the relationship between interest-sensitive assets and liabilities.



                          PART II  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

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


                    Class A Directors -  Term Expires 2002

           William S. Clark       Director/Executive Vice President
           Dr. Mervyn R. King     Director
           Morton W. Lester       Director
           C. R. McCullar         Director/ President & CEO



                    Class B Directors -  Term Expires 2003

           Jesse D. Cahill, Sr.   Director
           Roxann B. Dillon       Director
           Jim R. Mills           Director
           Joe C. Philpott        Director

                          MAINSTREET BANKSHARES, INC.

                                 June 30, 2001



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               See index to exhibits.

          (b)  Reports on Form 8-K
               None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          MAINSTREET BANKSHARES, INC.


Date   August 2, 2001            By    /s/  Cecil R. McCullar
       --------------                  ----------------------
                                       Cecil R. McCullar
                                       President and Chief Executive Officer

Date  August 2, 2001             By    /s/ Brenda H. Smith
      --------------                   ----------------------
                                       Brenda H. Smith
                                       Senior Vice President and
                                       Chief Financial Officer

                               Index to Exhibits

Number   Description of Exhibit
------   ----------------------

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

 4.3*    Form of Shares Subscription Agreement.

 4.4*    Form of Units Subscription Agreement.



--------------
* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
** (Incorporated by reference to the Corporation's Annual Form 10-KSB filed
   March 16, 2001.)