Form 10QSB
period 2001-09-30
MAINSTREET BANKSHARES INC
filed 2001-11-09
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



(Mark One)
-------
   X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
-------  EXCHANGE ACT OF 1934
              For the quarterly period ended        September 30, 2001
                                             -----------------------------------
-------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND ------- EXCHANGE ACT OF 1934
              For the transition period from                  to
                                             ----------------    ---------------


Commission file number              333-86993
                      ----------------------------------------------------------

                           MainStreet BankShares, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Virginia                                              54-1956616
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     Suite 12, Patrick Henry Mall
     730 East Church Street, Martinsville, Virginia              24112
-----------------------------------------------------    -----------------------
       (Address of principal executive offices)                (Zip Code)

Issuer's telephone number      (276) 632-8092
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 689,368 shares as of October 31, 2001
                                          --------------------------------------

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




                            PART II OTHER INFORMATION
                            -------------------------




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

                           MAINSTREET BANKSHARES, INC.



                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements


The financial statements filed as part of Item 1 of Part I are as follows:


      1.    Consolidated Balance Sheet as of September 30, 2001 (unaudited).

      2. Consolidated Statements of Loss for the quarter ended September 30, 2001 (unaudited) and for the quarter ended September 30, 2000 (unaudited).

      3. Consolidated Statements of Loss for the year-to-date period ended September 30, 2001 (unaudited) and for the year-to-date period ended September 30, 2000 (unaudited).

      4. Consolidated Statements of Cash Flows for the year-to-date period ended September 30, 2001 (unaudited) and for the year-to-date period ended September 30, 2000 (unaudited).

                                    MAINSTREET BANKSHARES, INC.
                                     Consolidated Balance Sheet
                                            (Unaudited)
                                         September 30, 2001
ASSETS
------
Cash and due from banks                                                                $ 1,230,151
Interest bearing deposits in banks                                                       4,002,562
Federal funds sold                                                                          93,000
Securities available for sale                                                            7,535,213

Loans:

Commercial loans                                                                        10,023,031
Residential real estate loans                                                            4,738,952
Consumer loans                                                                           2,335,045
                                                                                       -----------
              Total Gross Loans                                                         17,097,028
     Less:  Allowance for loan losses                                                     (205,100)
                                                                                       -----------
     Net Loans                                                                          16,891,928

Furniture, fixtures and equipment                                                          845,729
Accrued interest receivable                                                                154,493
Other assets                                                                               161,237
                                                                                       -----------

                Total Assets                                                           $30,914,313
                                                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
       Non-interest bearing demand deposits                                            $ 2,789,147
       Interest checking deposits                                                        1,363,040
       Money market deposits                                                             3,358,942
       Savings deposits                                                                    437,688
       Certificates of deposit $100,000 and over                                         9,520,622
       Other time deposits                                                               8,178,081
                                                                                       -----------
                Total Deposits                                                          25,647,520


Accrued interest payable and other liabilities                                             195,980
                                                                                       -----------

                Total Liabilities                                                       25,843,500

Shareholders' Equity:
     Preferred stock, no par value, authorized
        10,000,000 shares; none issued
     Common stock, no par value, authorized 10,000,000
        shares; issued and outstanding 689,368 shares                                    6,708,162
     Accumulated deficit                                                                (1,748,869)
     Accumulated other comprehensive gain                                                  111,520
                                                                                       -----------

                Total Shareholders' Equity                                               5,070,813
                                                                                       -----------

                Total  Liabilities  and  Shareholders'  Equity                         $30,914,313
                                                                                       ===========

See  accompanying notes to consolidated financial statements.

                                        MAINSTREET BANKSHARES, INC.
                                      Consolidated Statements of Loss
                                                (Unaudited)
                                                               Three Months                Three Months
                                                                   Ended                       Ended
                                                            September 30, 2001          September 30, 2000
                                                            ------------------          ------------------
Interest Income:
       Interest and fees on loans                              $ 331,068                  $   61,513
       Interest on interest-bearing deposits                       4,837                      17,487
       Interest on federal funds sold                             15,728                      61,822
       Interest on securities available for sale                  98,532                       3,420
                                                               ---------                  ----------
              Total Interest Income                              450,165                     144,242

Interest Expense:
       Interest on certificates of deposit
          $100,000 and over                                       97,163                      12,590
       Interest on other deposits                                101,478                      15,949
       Interest on federal funds purchased                           482                         ---
                                                               ---------                  ----------
              Total Interest Expense                             199,123                      28,539
                                                               ---------                  ----------

                    Net Interest Income                          251,042                     115,703
       Provision for loan losses                                  55,003                      54,800
                                                               ---------                  ----------
       Net Interest Income After Provision
         for Loan Losses                                         196,039                      60,903

Noninterest Income:
       Service charges on deposit accounts                        12,929                         640
       Other fee income and miscellaneous
            income                                                 5,472                       2,234
       Gain on sale of securities                                  6,253                         ---
                                                               ---------                  ----------
              Total Noninterest Income                            24,654                       2,874

Noninterest Expense:
       Salaries and employee benefits                            245,060                     149,801
       Occupancy and equipment expense                            86,636                      29,931
       Professional fees                                          36,479                      23,383
       Other expenses                                            100,933                      59,954
                                                               ---------                  ----------
              Total Noninterest Expense                          469,108                     263,069

                           Net Loss                            $(248,415)                 $ (199,292)
                                                               =========                  ==========
                    Per Share:
                           Basic:
                           Net Loss Per Share                  $    (.36)                 $   (  .39)
                                                               =========                  ==========
                           Average Shares
                                 Outstanding                     689,368                     517,029

                           Fully Diluted:
                           Net Loss Per Share                  $    (.36)                 $   (  .39)
                                                               =========                  ==========
                           Average Shares
                                 Outstanding                     689,368                     517,029

See accompanying notes to consolidated financial statements.

                                        MAINSTREET BANKSHARES, INC.
                                      Consolidated Statements of Loss
                                                (Unaudited)

                                                                Nine Months                Nine Months
                                                                   Ended                      Ended
                                                             September 30, 2001         September 30, 2000
                                                             ------------------         ------------------
Interest Income:
       Interest and fees on loans                               $ 760,251                 $   61,513
       Interest on interest-bearing deposits                        5,959                     75,803
       Interest on federal funds sold                              69,230                     61,822
       Interest on securities available for sale                  292,825                      3,420
                                                               ----------                 ----------
              Total Interest Income                             1,128,265                    202,558

Interest Expense:
       Interest on certificates of deposit
          $100,000 and over                                       245,972                     12,590
       Interest on other deposits                                 265,310                     15,949
       Interest on federal funds purchased                            482                        ---
                                                               ----------                 ----------
              Total Interest Expense                              511,764                     28,539

                    Net Interest Income                           616,501                    174,019
       Provision for loan losses                                  144,203                     54,800
                                                               ----------                 ----------
       Net Interest Income After Provision                        472,298                    119,219
         for Loan Losses

Noninterest Income:
       Service charges on deposit accounts                         26,910                        640
       Other fee income and miscellaneous
          income                                                   17,638                      9,884
       Gain on sale of securities                                   6,488                        ---
                                                               ----------                 ----------
              Total Noninterest Income                             51,036                     10,524


Noninterest Expense:
       Salaries and employee benefits                             624,473                    344,966
       Occupancy and equipment expense                            221,819                     60,511
       Professional fees                                          142,184                     67,501
       Other expenses                                             264,563                    111,562
                                                               ----------                 ----------
              Total Noninterest Expense                         1,253,039                    584,540

                           Net Loss                            $ (729,705)                $ (454,797)
                                                               ==========                 ==========

                    Per Share:
                           Basic:
                           Net Loss Per Share                   $   (1.06)                $    (2,62)
                                                                =========                 ==========
                           Average Shares
                                 Outstanding                      689,368                    173,609

                           Fully Diluted:
                           Net Loss Per Share                    $  (1.06)                $    (2,62)
                                                                 ========                 ==========
                           Average Shares                         689,368                    173,609
                                 Outstanding

See accompanying notes to consolidated financial statements.

                                        MAINSTREET BANKSHARES, INC.
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)
                                                               Nine Months               Nine Months
                                                                  Ended                     Ended
                                                           September 30, 2001        September 30, 2000
                                                           ------------------        ------------------
Cash Flows From Operating Activities

     Net Loss                                                $  (729,705)              $  (454,797)
     Provision for loan losses                                   144,203                    54,800
     Depreciation                                                 84,495                    10,000
     Net accretion of discounts on securities                    (11,878)                      (17)
     Increase in accrued interest receivable                     (59,581)                  (30,581)
     Increase in other assets                                   (139,949)                  (14,527)
     Increase (decrease) in accrued interest payable
         and other liabilities                                    55,987                   (94,420)
                                                             -----------               -----------

         Net cash used by operating activities                  (656,428)                 (529,542)

Cash Flows From Investing Activities

     Increase in interest-bearing deposits                    (3,775,818)                  (74,480)
     (Increase) decrease in federal funds sold                   379,000                (3,705,000)
     Purchase of furniture, fixtures, and equipment             (418,546)                 (365,113)
     Purchases of securities available for sale               (2,961,454)               (1,460,853)
     Increase in loans                                        (9,372,316)               (4,564,745)
                                                             -----------               -----------

         Net cash used by investing activities               (16,149,134)              (10,170,191)

Cash Flows From Financing Activities

     Increase in time deposits $100,000 and over               6,436,308                 1,742,958
     Increase in other time deposits                           5,158,338                 1,753,989
     Increase in other deposits                                5,973,539                 1,212,198
     Proceeds payments on advances from related parties              ---                  (515,000)
     Proceeds from issuance of common stock                          ---                 6,708,150
     Costs of stock issuance                                         ---                   114,422
                                                             -----------               -----------

         Net cash provided by financing activities            17,568,185                11,016,717

         Net increase in cash                                    762,623                   316,984

Cash and due from banks at beginning of period               $   467,528               $     2,583
                                                             -----------               -----------

Cash and due from banks at end of period                     $ 1,230,151               $   319,567
                                                             ===========               ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                     $   447,071               $    28,231
                                                             ===========               ===========

See accompanying notes to consolidated financial statements.

                                    MAINSTREET BANKSHARES, INC.

                             Notes to Consolidated Financial Statements
                                            (Unaudited)

                                         September 30, 2001



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

                               September 30, 2001


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

                               September 30, 2001



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

(l)      Loss Per Share

The Financial Accounting Standards No. 128, "Accounting for Earnings Per Shares" requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending September 30, 2001, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

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

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001


Note 2 - Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2001 are shown in the table below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

                                                             Gross           Gross
                                         Amortized        Unrealized       Unrealized      Approximate
                                            Cost             Gains           Losses        Market Value
                                            ----             -----           ------        ------------
U.S. government agencies                 $4,334,475        $ 49,558         $    ---        $4,384,033

Corporate debt securities                 2,905,618          61,962              ---         2,967,580

Federal reserve stock                       183,600             ---              ---           183,600
                                         ----------        --------         --------        ----------

Total securities available for sale      $7,423,693        $111,520         $    ---        $7,535,213
                                         ==========        ========         ========        ==========


Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

         Balance at January 1, 2001                           $ 93,100
         Provision for loan losses                             144,203
         Recoveries                                                100
         Charge-offs                                           (32,303)
                                                              --------
         Balance at September 30, 2001                        $205,100
                                                              ========

Net charge-offs of $32,203 for the first nine months of 2001 equated to .29% of average loans outstanding. The loan loss reserve at $205,100 was 1.20% of gross loans outstanding. There were no loans past due 90 days or on nonaccrual at September 30, 2001.


Note 4 - Loss Per Share

                                                               Three Months Ended September 30, 2001
                                                            Income              Shares         Per Share
                                                           Numerator         Denominator         Amount
                                                           ---------         -----------         ------
Basic EPS

         Income (loss) available to common                 $(248,415)          689,368            $(.36)
                shareholders

Diluted EPS

         Income (loss) available to common                 $(248,415)          689,368            $(.36)
                Shareholders




                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001

                                                                Nine Months Ended September 30, 2001
                                                            Income              Shares         Per Share
                                                           Numerator         Denominator         Amount
                                                           ---------         -----------         ------

Basic EPS

         Income (loss) available to common                 $(729,705)          689,368            $(1.06)
                shareholders

Diluted EPS

         Income (loss) available to common                 $(729,705)          689,368            $(1.06)
                          shareholders


                                                               Three Months Ended September 30, 2000
                                                            Income              Shares         Per Share
                                                           Numerator         Denominator         Amount
                                                           ---------         -----------         ------
Basic EPS

        Income (loss) available to common shareholders     $(199,292)          517,029             $(.39)

Diluted EPS

     Income (loss) available to common shareholders        $(199,292)          517,029             $(.39)


                                                                Nine Months Ended September 30, 2000
                                                            Income              Shares         Per Share
                                                           Numerator         Denominator         Amount
                                                           ---------         -----------         ------
Basic EPS

        Income (loss) available to common shareholders     $(454,797)          173,609            $(2.62)

Diluted EPS

     Income (loss) available to common shareholders        $(454,797)          173,609            $(2.62)


                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001



Note 5 - Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of September 30, 2001.

Net unrealized gains on securities available for sale:

         Net unrealized holding gains during the year                $103,350
         Less reclassification adjustments for gains (losses)
                  included in net income                               (6,253)
         Income Tax Benefit                                               ---
                                                                     --------

                    Accumulated Other Comprehensive Gain             $ 97,097
                                                                     ========


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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2001, outstanding commitments to extend credit were $5,136,144.

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

                               September 30, 2001

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

MainStreet BankShares, Inc. has filed a registration statement, Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement is to offer a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. It also offers 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering is to organize and capitalize Franklin Community Bank, N.A., to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc.

Franklin Community Bank, N.A., ("Franklin Bank"), is being organized as a nationally-chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the office of the Comptroller of the Currency on October 24, 2001. Franklin Bank's initial capitalization will be provided from the net proceeds of the offering by MainStreet

                           MAINSTREET BANKSHARES, INC.

                               September 30, 2001

BankShares, Inc. purchasing all 547,619 shares of Franklin Bank's common stock. The purchase price per share is $10.50. Franklin Bank plans to operate, much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank will initially be located at 4000 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

Overview
--------

Total assets at September 30, 2001 were $30,914,313. The largest components of these assets were net loans at $16,891,928; securities available for sale at $7,535,213; and interest bearing deposits at $4,002,562. Total shareholders' equity at September 30, 2001 was $5,070,813.

The Corporation's net loss for the three months ending September 30, 2001 was $(248,415) compared to $(199,292) for the comparable period ending September 30, 2000. The net loss for the nine months ending September 30, 2001 was $(729,705) compared to $(454,797) for the nine months ending September 30, 2000. The increase in losses are due to the Bank being opened for business for the entire nine months of 2001, but only a little over two months for the same period in the year 2000. Also, the Bank has two additional branches open in 2001 versus the same time in the year 2000.

Results of Operations
---------------------

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

Net interest income was $251,042 and $115,703 for the three month period ending September 30, 2001 and September 30, 2000, respectively. The Bank opened for business on July 24, 2000, so therefore, the first days of the quarter in 2000 did not have normal bank operations funding loans and gathering deposits. Total interest income for the three months ending September 30, 2001 was $450,165 compared to $144,242 for the comparable period in 2000. Interest expense was $199,123 and $28,539 for the three month period ending September 30, 2001 and 2000, respectively.

The same deviations hold true for the year-to-date net interest income as for the quarter-to-date dollars. Net interest income for the nine months ending September 30, 2001 and 2000 were $616,501 and $174,019, respectively.

Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the nine month period ending September 30, 2001, and September 30, 2000, the provision for loan losses was $144,203 and $54,800, respectively. The expense for the three months ended September 30, 2001 and September 30, 2000 was $55,003 and $54,800, respectively. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. The reserve for loan losses was $205,100 at September 30, 2001 which was 1.20% of gross loans outstanding. There were no charge-offs during the three month period ending September 30, 2001. Charge-offs year-to-date for 2001 were $32,303, or .29% of average loans outstanding. There were no nonperforming loans or nonaccrual loans at September 30, 2001.

                           MAINSTREET BANKSHARES, INC.

                               September 30, 2001

Noninterest Income
------------------

Noninterest income for the three months ending September 30, 2001 and 2000 was $24,654 and $2,874, respectively. Service charges on deposit accounts were $12,929 and $640 for the periods ending September 30, 2001 and 2000, respectively. Other fee income and miscellaneous income for the three month period in 2001 and 2000 was $5,472 and $2,234, respectively. The Bank also had gains on called securities of $6,253 during the third quarter of 2001.

Noninterest income for the nine months ending September 30, 2001 and 2000 was $51,036 and $10,524, respectively. The 2001 noninterest income was comprised of $26,910 of income on deposit accounts and $17,638 in other miscellaneous fees and income. The other miscellaneous fees and income was primarily checkbook charges, credit life insurance income, and income from an enterprize zone tax credit. The 2000 income was comprised of a rebate on checkbook charges from a vendor the Bank had contracted with and credit life insurance income.

Noninterest Expense
-------------------

Total noninterest expense for the three months ending September 30, 2001 and September 30, 2000 was $469,108 and $263,069, respectively. The greatest percentage of noninterest expense in each year is in salaries and employee benefits at 52.24% and 56.94% in 2001 and 2000, respectively. Occupancy and equipment costs increased $56,705 for the three months ending September 30, 2001 compared to the same period in 2000. Professional fees increased $13,096, or 56.01% in 2001 over the 2000 period. Other expenses were $100,933 for the three months ending September 30, 2001, an increase of $40,979 over the same period in 2000. The largest components of the other expense category are data processing, franchise tax, advertising and supplies. As mentioned before, the 2001 numbers include an entire quarter of an operational bank compared to the Bank being open on July 24, 2000, not an entire quarter in 2000. Also, the 2001 numbers include three branches while only the main office was open in 2000. Also included in professional fees and other expenses are expenses associated with the organization of Franklin Community Bank, N.A. Total expense related to the organizing of Franklin Community Bank, N.A. for the third quarter of 2001 was $40,254.

Total noninterest expense for the nine months ending September 30, 2001 and 2000 was $1,253,039 and $584,540 respectively. The 2001 expense includes an entire nine months of bank operations with two branches and a third opened on August 6, 2001. The 2000 expense includes an operational Bank from July 24, 2000. Salaries and employee benefits expense was 49.83% and 59.01% of total noninterest expense for the nine months ending September 30, 2001 and 2000, respectively. Occupancy and equipment costs have increased $161,308 in 2001 over 2000 due to the addition of two branches and purchases of equipment and furniture and fixtures for the new branches. Professional fees and other expenses have increased in 2001 over 2000. Some of this increase is also attributable to expenses related to the process of organizing Franklin Community Bank, N.A. Total expense for the period ending September 30, 2001 related to the organizing of Franklin Community Bank, N.A. was $112,716.

Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the quarter-to-date periods or the year-to-date periods ended September 30, 2001or September 30, 2000.

                           MAINSTREET BANKSHARES, INC.

                               September 30, 2001


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


Loan Portfolio
--------------

BankShares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At September 30, 2001 the loan portfolio was as follows:


   Commercial                    $10,023,031               58.62%
   Residential real estate         4,738,952               27.72
   Consumer                        2,335,045               13.66
                                 -----------              ------

                Total            $17,097,028              100.00%
                                 ===========              ======


At September 30, 2001, the loan loss reserve was $205,100, or 1.20% of gross loans outstanding. There was no charge-offs during the three month period ending September 30, 2001, but year-to-date charge-offs remained at $32,303. Total charge-offs to average loans outstanding were .29% for the year-to-date period ending September 30, 2001. There were no nonperforming loans or nonaccrual loans at September 30, 2001.

                           MAINSTREET BANKSHARES, INC.

                               September 30, 2001


Deposits
--------

Total deposits at September 30, 2001 were $25,647,520. The deposit mix was as follows:

         Demand                                 $ 2,789,147           10.87%
         Interest checking                        1,363,040            5.31
         Money markets                            3,358,942           13.10
         Savings                                    437,688            1.71
         Certificates of deposit $100,000
           and over                               9,520,622           37.12
         Other time deposits                      8,178,081           31.89
                                                -----------          ------

                         Total                  $25,647,520          100.00%
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

Shareholders' Equity
--------------------

Total  shareholders  equity was  $5,070,813 at September  30, 2001.  The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses have been netted against equity. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at September 30, 2001.

Tier I Leverage Ratio (Actual)                                     16.10 %
Tier I Leverage Ratio (Quarterly Ave.)                             19.43
Tier I Risk-Based Capital Ratio                                    23.73
Tier II Risk-Based Capital Ratio                                   24.71

Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to total liabilities at September 30, 2001 was 49.76%

Impact of Inflation
-------------------

Most of the Corporation's assets are monetary in nature and therefore are sensitive to interest rate fluctuations. Management seeks to manage the relationship between interest-sensitive assets and liabilities.

                           MAINSTREET BANKSHARES, INC.

                               September 30, 2001



                            PART II Other Information


Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits
                      See index to exhibits.

              (b)     Reports on Form 8-K

                      Form 8-K filed July 30, 2001 announcing the addition of three corporate directors and the resignation of four corporate directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                           MAINSTREET BANKSHARES, INC.


Date:  November 9, 2001               By  /s/ Cecil R. McCullar
                                         --------------------------------------
                                                 Cecil R. McCullar
                                                 President and Chief Executive
                                                 Officer

Date:  November 9, 2001               By   /s/ Brenda H. Smith
                                          -------------------------------------
                                                 Brenda H. Smith
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                Index to Exhibits

Number          Description of Exhibit
------          ----------------------

    3(i)* Restated Articles of Incorporation of the Corporation, dated July 8, 1999 and Restated ** Articles of Incorporation dated March 6, 2001 attached as an exhibit to the Corporation's Form 10-KSB.

    3(ii)*      By-laws  of the  Corporation,  dated  August  5,  1999;  amended
         ** February 20, 2001 attached as an exhibit to the Corporation's *** Form 10-KSB; and amended March 20, 2001 attached as an exhibit to the Corporations Quarterly 10-QSB.

    4.1* Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999.

    4.2 Provision in Registrant's Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant's common stock (included in Exhibits 3(i) and 3(ii), respectively).

    4.3*        Form of Shares Subscription Agreement.

    4.3.1****   Form of Shares Subscription Agreement.

    4.4*        Form of Units Subscription Agreement.




---------------------------
* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)

** (Incorporated by reference to the Corporation's Annual Form 10-KSB filed March 16, 2001.)

*** (Incorporated by reference to the Corporation's Quarterly Form 10-QSB filed April 27, 2001.)

**** (Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)