Form 10KSB40
period 2001-12-31
MAINSTREET BANKSHARES INC
filed 2002-03-28
CIK 1094742

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[_] Transition report under section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period
Commission file number              333-86993
                      ----------------------------------------------------------

                           MainStreet BankShares, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Virginia                                    54-1956616
-----------------------------------      ---------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   Suite 12, Patrick Henry Mall
   730 East Church Street,
   Martinsville, Virginia                                  24112
-------------------------------------------   ----------------------------------
   (Address of principal executive offices)              (Zip Code)

Issuer's telephone number    (276) 632-8092
                          ------------------------------------------------------

Securities registered under Section 12(b)
of the Act:
                 (Title of class)           Name of exchange on which registered

                                    None
--------------------------------------------------------------------------------

Securities registered under Section 12 (g) of the Act:

              Common Stock, No Par Value                             None
----------------------------------------------------------    ------------------
                      (Title of class)      Name of exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No_____
                                       -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year   $1,756,531
                                                        ------------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $6,100,164.00 based on $10.50 per share.
                                        ----------------------------------------

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 689,368 shares outstanding as of February 28, 2002.
                 --------------------------------------------------

Documents incorporated by reference. Portions of the Corporation's 2002 Proxy
                                     ----------------------------------------
Statement have been incorporated by reference into Part III.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format:  Yes______        No  X
                                                                   -----

                           MainStreet BankShares, Inc.

                                   Form 10-KSB

                                      Index

                                                 PART I
                                                 ------

Item 1      Description of Business                                                                    1 - 6

Item 2      Description of Property                                                                        7

Item 3      Legal Proceedings                                                                              7

Item 4      Submission of Matters to a Vote of Security Holders                                            7


                                                 PART II
                                                 -------

Item 5      Market for Common Equity and Related Shareholder Matters                                   7 - 8

Item 6      Management's Plan of Operation                                                            8 - 12

Item 7      Financial Statements                                                                     13 - 31

Item 8      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure          32


                                                PART III
                                                --------

Item 9      Directors, Executive Officers, Promoters and Control Persons, Compliance with            32 - 33
            Section 16(a) of the Exchange Act

Item 10     Executive Compensation                                                                        33

Item 11     Security Ownership of Certain Beneficial Owners and Management                                34

Item 12     Certain Relationships and Related Transactions                                                34

Item 13     Exhibits and Reports on Form 8-K                                                              34

                                     PART I

Item 1.   Description of Business

General
-------

MainStreet BankShares, Inc., (the "Corporation", "Bankshares", or "Registrant"), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the Corporation name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the Corporation name to MainStreet BankShares, Inc. The Corporation was primarily formed to serve as a holding company for Smith River Community Bank, N.A., (the "Bank"), a national bank. Prior to the formation of the Corporation, the Corporation's shareholders (the "Organizers") formed FCNB, LLC (the "LLC"), a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational and other costs. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. Bankshares raised $6,893,680 through its public offering of its common stock which was completed in July 2000. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of the Bank from the proceeds of the offering. The business of the Corporation is being conducted through the Bank.

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement is a secondary offering to offer a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. The registration statement also offers 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering is to organize and capitalize Franklin Community Bank, N.A., ("Franklin Bank"), to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc. To date, all pre-opening and organizational costs are being funded by the Corporation, which has also utilized a line of credit.

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

Smith River Community Bank, N.A. opened its second branch at 380 Riverside Drive, Bassett, Virginia on December 4, 2000 and began to accept deposits and make loans at that location. The Bank opened its third branch at 105 Dobyns Road, Stuart, Virginia on August 6, 2001.

Franklin Community Bank, N.A.
-----------------------------

Franklin Community Bank, N.A. is being organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency on October 24, 2001. The Franklin Bank received its preliminary approval from the Federal Deposit Insurance Corporation on November 2, 2001. Franklin Bank's initial capitalization will be provided by MainStreet BankShares, Inc. purchasing all 547,619 shares of Franklin Bank's common stock utilizing the proceeds from its secondary offering. The purchase price per share is $10.50.

Franklin Bank plans to operate much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank will initially be located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

Primary Service Area
--------------------

The primary service area of Smith River Community Bank, N.A. is Martinsville, Henry County and Patrick County, Virginia which is located in south central Virginia with its southern border on the North Carolina state line. The city of Martinsville is geographically located in the center of the county. The market has a population of approximately 73,000 and its economy is not in pace with the growth experienced in other areas of Virginia.

Smith River Community Bank, N.A. opened a branch in Stuart, Virginia which is located in Patrick County on August 6, 2001. This branch serves the Patrick County area which has a population of approximately 19,000.

The primary service area of the proposed Franklin Community Bank, N.A. will be all of Franklin County and the Town of Rocky Mount. Franklin County lies in Southwest Virginia and is bounded by Henry County to the south, Pittsylvania County to the east, Roanoke County to the north and Floyd/Patrick Counties to the west. The primary service area has a population of approximately 47,000.

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

Franklin Community Bank, N.A. will experience competition very similar to Smith River Community Bank, N.A. The organizers of the proposed Franklin Bank along with the directors and officers of MainStreet BankShares, Inc. believe that the growing dominance of the large institutions in the market area that are ultimately managed outside of Franklin County, has resulted in a lack of responsiveness and personalized service in the area. Franklin Bank intends to establish a high level of service with local decision-making focused solely on Franklin County and Rocky Mount.

Employees
---------

Smith River Community Bank, N.A. currently employs twenty-six individuals, among whom are its Chief Executive Officer, Chief Financial Officer, and its Chief Operating Officer.

During the first year of operation we anticipate that Franklin Bank will employ approximately twelve full-time employees of whom five will be officers.

         Selected Statistical Information of MainStreet BankShares, Inc.

                The following statistical information is based on
                            daily average balances.

  Distribution of Assets, Liabilities, and Shareholders' Equity: Interest Rates
                           and Interest Differentials

                                                              2001                                   2000
                                            --------------------------------------------------------------------------------
                                                Average                    Yield/      Average                    Yield/
                                                Balance       Interest     Rate        Balance       Interest      Rate
                                            --------------------------------------------------------------------------------
Loans, net of unearned income               $13,358,739     $1,159,898     8.68%     $2,140,188     $ 226,240     10.75%
Securities available-for-sale                 6,977,697        412,899     5.92         784,169        56,461      7.20
Interest-bearing deposits in banks*             386,426         18,692     4.84         165,925        85,280     51.40
Federal funds sold                            1,618,441         70,499     4.36       1,495,672       101,087      6.76
                                            -----------     ----------     ----      ----------     ---------     -----
    Total Interest Earning Assets            22,341,303      1,661,988     7.44%      4,585,954       469,068     10.23%
Cash and due from banks                         740,511                                 180,357
Other assets                                    907,375                                 296,262
Allowance for loan losses                      (162,411)                                (20,583)
                                            -----------                              ----------
    Total Assets                            $23,826,778                              $5,041,990
                                            ===========                              ==========

Interest checking deposits                  $   859,542     $   10,196     1.19%     $  116,274     $   2,409      2.07%
Money market deposits                         2,669,876        101,229     3.79         232,483        12,585      5.41
Savings deposits                                355,105          7,112     2.00          45,853         1,302      2.84
Certificates of deposit $100,000
     and over                                 7,099,330        359,880     5.07         827,201        57,451      6.95
Other time deposits                           5,449,157        272,723     5.00         762,041        51,431      6.75
Federal funds purchased                          82,145          2,332     2.84             ---           ---       ---
Short-term borrowings                             3,259            197     6.04             ---           ---       ---
                                            -----------     ----------     ----      ----------     ---------     -----
    Total interest-bearing liabilities       16,518,414        753,669     4.56%      1,983,852       125,178      6.31%
Demand deposits                               1,858,379                                 249,486
Other liabilities                               186,750                                 469,284
                                            -----------                              ----------
    Total Liabilities                        18,563,543                               2,702,622
Shareholders' Equity                          5,263,235                               2,339,368
                                            -----------                              ----------

Total Liabilities and Shareholders' Equity  $23,826,778                              $5,041,990
                                            ===========                              ==========


Net Interest Earnings/Costs                                 $  908,319     2.88%                    $ 343,890     3.92%
                                                            ==========     ====                     =========     =====

Net Yield on Interest Earning Assets                                       4.07%                                   7.50%
                                                                           ====                                   =====



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

                                                  2001 Compared to 2000 Increase            2000 Compared to 1999 Increase
                                                   (Decrease) Due to Change In                (Decrease) Due to Change In
                                                  ------------------------------            ------------------------------
                                                                             Total                                    Total
                                             Average        Average        Increase        Average      Average     Increase
                                              Volume         Rate         (Decrease)        Volume       Rate      (Decrease)
                                           ----------     ---------       ----------       --------     -------    ----------
  Interest Income:
       Loans, net of unearned income       $  981,053     $ (47,395)      $  933,658       $226,240     $   ---     $226,240
       Securities available-for-sale          368,249       (11,811)         356,438         56,461         ---       56,461
       Interest-bearing deposits in banks      52,281      (118,869)         (66,588)         7,135      72,705       79,840
       Federal funds sold                       7,744       (38,332)         (30,588)       101,087         ---      101,087
                                           ----------     ---------       ----------       --------     -------     --------
             Total Interest Income         $1,409,327     $(216,407)      $1,192,920       $390,923     $72,705     $463,628



  Interest Expense:
       Interest checking deposits          $    9,229     $  (1,442)      $    7,787       $  2,409     $   ---     $  2,409
       Money market deposits                   93,513        (4,869)          88,644         12,585         ---       12,585
       Savings deposits                         6,302          (492)           5,810          1,302         ---        1,302
       Certificates of deposit
        $100,000 and over                     321,995       (19,566)         302,429         57,451         ---       57,451
       Other time deposits                    238,399       (17,107)         221,292         51,431         ---       51,431
       Federal funds purchased                  2,332           ---            2,332            ---         ---          ---
       Short-term borrowings                      197           ---              197            ---         ---          ---
                                           ----------     ---------       ----------       --------     -------     --------
             Total Interest Expense        $  671,967     $ (43,476)      $  628,491        125,178         ---      125,178

  Net Interest Income                      $  737,360     $(172,931)      $  564,429       $265,745     $72,705     $338,450
                                           ==========     =========       ==========       ========     =======     ========


INVESTMENT PORTFOLIO


All securities at December 31, 2001 and December 31, 2000 were classified as available-for-sale. The carrying and approximate market values and gross unrealized gains and losses of securities available for sale appear on page 20 of Part II, Item 7, Note 2 of this report.

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear on page 21 of Part II, Item 7, Note 2 of this report.

The following table shows the maturities of securities available-for-sale as of December 31, 2001 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

                                      Due in One            Due After            Due After             Due After
                                     Year or Less          1 - 5 Years          5 - 10 Years           10 Years
                                   Amount    Yield      Amount      Yield     Amount      Yield     Amount     Yield       Total
                                   ------    -----      ------      -----     ------      -----     ------     -----       -----
Obligations of U. S. Agencies      $  ---     ---%    $4,389,974    5.24%   $1,353,864    5.33%    $    ---      ---%   $5,743,838
Corporate Securities                  ---     ---      2,002,261    6.29           ---     ---          ---      ---     2,002,261
Other Securities                      ---     ---            ---     ---           ---     ---      183,600     6.00       183,600
                                   ------             ----------            ----------             --------             ----------
Total                              $  ---             $6,392,235            $1,353,864             $183,600             $7,929,699
                                   ======             ==========            ==========             ========             ==========

LOAN PORTFOLIO

     The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type:

                                                                   December 2001       December 2000
                                                                   -------------       -------------
     Commercial, financial and agricultural                         $14,316,209         $4,576,423
     Real estate-mortgage                                             6,278,546          1,683,650
     Consumer                                                         2,832,601          1,496,842
                                                                    -----------         ----------

            Gross Loans                                              23,427,356          7,756,915
            Less:  Allowance for loan losses                           (306,129)           (93,100)
                                                                    -----------         ----------

     Loans, net of unearned income                                  $23,121,227         $7,663,815
                                                                    ===========         ==========

     Virtually all of MainStreet BankShares Inc. business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture, pre-built housing, and agricultural. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, and has no concentrations of credit at December 31, 2001 or December 31, 2000.

     MainStreet has established policies related to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on pertinent financial information and the amount to be financed.

     The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2001 and their maturity distribution.

                                                                       After One
                                                         Within       But Within        After
                                                        One Year      Five Years     Five Years       Total
                                                        --------      ----------     ----------       -----
     Commercial, financial and agricultural            $5,250,612     $6,870,664     $2,194,933   $14,316,209
     Interest rates are floating or adjustable          1,393,904      5,699,003        675,227     7,768,134
     Interest rates are fixed or predetermined          3,856,708      1,171,661      1,519,706     6,548,075

     At December 31, 2001 and 2000, there were no loans past due 90 days or more, no nonaccrual loans, and no troubled debt restructurings. There were no impaired loans at December 31, 2001 or 2000. However, at December 31, 2001, one loan outstanding at $166,356 was risk-rated substandard. It is the Corporation's policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis.

     Summary of Loan Loss Experience
     -------------------------------

     The following table shows the Corporation's average loan balance for each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense.

                                                                              December 31, 2001     December 31, 2000
                                                                              -----------------     -----------------
Average amount of loans, net of unearned, outstanding during the year             $13,358,739           $2,140,188
Balance of allowance for loan losses at beginning of year                              93,100                  ---
Loans charged off:
     Commercial, financial and agricultural                                            32,303                  ---
     Real estate-mortgage                                                                 ---                  ---
     Consumer                                                                           3,761                  ---
                                                                                  -----------           ----------
Total loans charged off:                                                               36,064
                                                                                  -----------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                                               600                  ---
     Real estate- mortgage                                                                ---                  ---
     Consumer                                                                             ---                  ---
                                                                                  -----------           ----------
Total recoveries:                                                                         600                  ---
                                                                                  -----------           ----------
Net loans charged off:                                                                 35,464                  ---
Additions to the allowance for loan losses                                            248,493               93,100
                                                                                  -----------           ----------
Balance at end of year                                                            $   306,129           $   93,100
                                                                                  ===========           ==========

In analyzing the allowance for loan losses, management has reviewed risk ratings of loans and past due reports. Management has also reviewed the allowance in comparison to experience-to-date along with regulatory and peer comparisons. The Corporation has also taken into consideration concentrations of credit along with the economy of the area. The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

                                                               December 2001             December 2000
                                                               -------------             -------------
Commercial, financial and agricultural                 $  106,184         61.11%    $  25,489       59.00%
Real estate - mortgage                                     33,671         26.80         9,216       21.70
Consumer                                                   16,935         12.09         8,978       19.30
Specific reserve                                           25,000           ---           ---         ---
Unallocated                                               124,339           ---        49,417         ---
                                                       ----------        ------     ---------      ------
     Total                                             $  306,129        100.00%    $  93,100      100.00%
                                                       ==========        ======     =========      ======

DEPOSITS

Total deposits at December 31, 2001 and 2000 were $28,746,006 and $8,079,335, respectively. See Management's Plan of Operations in this document for the major classifications of deposits along with their percentage to total deposits. Non-interest bearing demand deposits, money market deposits, certificates of deposit $100,000 and over, and other time deposits carried average balances at December 31, 2001 that were in excess of 10 percent of average total deposits. At December 31, 2000, money market deposit accounts, certificates of deposit $100,000 and over, and other time deposits carried average balances that were in excess of 10 percent of average total deposits. The average amount and rate of these deposits can be found in Part I, Item 1, in the distribution of Assets, Liabilities, and Shareholders Equity: Interest Rate and Interest Differentials table found on page 3 of this document. The maturities of certificates of deposits over $100,000 and other time deposits appear in Note 6 on page 22 of this document.

RETURN ON EQUITY AND ASSETS

Certain ratios for equity and assets as of December 31, 2001 and December 31, 2000 are presented as follows:

                                                                   December 31, 2001       December 31, 2000
                                                                   -----------------       -----------------
Return on average shareholders' equity                                 (19.71)%                (29.13)%
Return on average assets                                                (4.35)                 (13.52)
Dividend payout ratio                                                     ---                     ---
Average shareholders' equity to average assets                          22.09                   46.40

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

The Corporation also has a lease for a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia where we opened our second branch of Smith River Community Bank, N.A. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999 and expires 36 months from the opening of the branch, December 4, 2000. The third branch of Smith River Community Bank, N.A. opened on August 6, 2001 at 105 Dobyns Road in Stuart, Virginia. A modular facility was purchased for the branch, but the property is being leased for a 10-year period beginning August 6, 2001 with options to extend.

Franklin Community Bank, N.A. will be located originally at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank will begin in a storefront location with a monthly lease of approximately $1,965 on a month-to-month basis. The Corporation is currently funding the month-to-month lease.

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement is to offer a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. It also offers 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering is to organize and capitalize Franklin Community Bank, N.A., to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc.

We do not anticipate that our common stock will be traded actively for some time. At some point in the future, we may investigate trading on the over-the-counter market or on an established exchange. Before we can do that we will have to find licensed investment banking firms willing to make a market in our stock.

There are approximately 1,048 shareholders of common stock as of December 31, 2001.

In order to preserve capital to facilitate growth and expansion, MainStreet BankShares, Inc. does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to the Corporation by Smith River Community Bank, N.A. and the proposed Franklin Community Bank, N.A. Neither Smith River Community Bank, N.A. or the proposed Franklin Bank similarly do not anticipate paying any dividends to BankShares in the foreseeable future because of the need to facilitate growth and expansion. The banks are also limited in the amount of dividend payments by the Office of the Comptroller of the Currency ("OCC") which regulates Smith River and the proposed Franklin Bank. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval.

Item 6.   Management's Plan of Operations

Forward-Looking Statements
--------------------------

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. The Corporation takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins;
(3) general economic conditions, either nationally or regionally, may be less favorable than expected that could result in a deterioration of credit quality or a reduced demand for credit; and (4) legislative or regulatory changes including changes in accounting standards, may adversely affect the business.

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

Smith River Community Bank, N.A. opened an additional branch at 380 Riverside Drive, Bassett, Virginia on December 4, 2000 and began to accept deposits and make loans at that location. The Bank opened its third branch at 105 Dobyns Road, Stuart, Virginia on August 6, 2001.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement is a secondary offering to offer a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. The registration statement also offers 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering is to organize and capitalize Franklin Community Bank, N.A., ("Franklin Bank"), to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc. To date, all pre-opening and organizational costs are being funded by the Corporation, which has also utilized a line of credit. The total amount of expense related to the pre-opening and organizational costs at December 31, 2001 was $180,129. Deferred costs directly related to the offering at December 31, 2001 were $115,472.

Franklin Community Bank, N.A. is being organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency on October 24, 2001. The Franklin Bank received its preliminary approval from the Federal Deposit Insurance Corporation on November 2, 2001. Franklin Bank's initial capitalization will be provided from the offering of MainStreet BankShares, Inc. purchasing all 547,619 shares of Franklin Bank's common stock. The purchase price per share is $10.50.

Franklin Bank plans to operate much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank will initially be located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

Overview
--------

Total assets at December 31, 2001 and 2000 were $33,727,112 and $13,922,749, respectively, an increase of 142.24%. Total shareholders' equity at December 31, 2001 and 2000 was $4,669,039 and $5,703,421, respectively.

The Corporation's net loss for the twelve months ending December 31, 2001 and 2000 was $(1,037,386) and $(681,505), respectively. The increase in the net loss is primarily attributable to a full year of operations along with the opening of additional branches. On July 24, 2000, the Bank opened for business and began accepting deposits and making loans. Total personnel were not hired until June 2000. Also, a second branch opened in December 2000 and a third branch was opened in August 2001. The additional branches required additional staffing, utilities, supplies, data processing and equipment, advertising, etc. The year 2001 has been a year of tremendous growth for our organization.

Results of Operation
--------------------

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured by the net interest margin. MainStreet BankShares, Inc. principal source of income is from the net interest margin. The distribution of assets, liabilities, and equity along with the related interest income and interest expense is presented on page 3 of this document. The general level of interest rates experienced a downward dive during the year 2001. The Federal Reserve cut interest rates eleven different times during 2001. The federal funds interest rate was cut from a beginning federal funds rate of 6.00% at January 1, 2001 to an ending rate of 1.75% at December 31, 2001. These interest rate declines compressed the net interest margin considerably during 2001. The prime rate began the year at 9.00% and dropped to 4.75% by year-end, a drop of 425 basis points. The net interest margin for MainStreet BankShares, Inc. at December 31, 2001 and 2000 was 4.07% and 7.50%, respectively. Net interest income was $908,319 and $343,890 for the years ending December 31, 2001 and 2000, respectively. The increase was due to a full year of operations in 2001 compared to only five months in 2000. Also, the increase in loans and deposits offset by a declining rate environment affected the net interest margin.

Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year-to-date periods ending December 31, 2001 and 2000, the provision for loan losses was $248,493 and $93,100, respectively. The allowance for loan losses, or the reserve, was $306,129 and $93,100 at December 31, 2001 and 2000, respectively. This allowance equated to 1.31% and 1.20% of gross loans outstanding at December 31, 2001 and 2000, respectively. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio taking into effect any nonperforming loans, problem loans, the mix of the portfolio, current economic conditions, peer comparisons, and loan loss experience. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income
------------------

Noninterest income for the year ending December 31, 2001 and December 31, 2000 was $94,543 and $17,801, respectively, an increase of $76,742. Of this amount $31,859 was gain on sales and calls of securities in 2001. There were no gains or losses on securities in the year 2000. Service charges on deposit accounts increased $36,497 in the year 2001 in comparison to 2000. This was attributed to the fact that the Bank was only open for business approximately five months in the year 2000, but had a full year of operations in 2001 along with a full year of the second branch and approximately five months with a third branch. Other fee income and miscellaneous income increased $8,386 in 2001 in comparison to 2000. This income was primarily due to credit life insurance, ATM income, and enterprise zone tax credit.

Noninterest Expense
-------------------

Total noninterest expense for the years ending December 31, 2001 and December 31, 2000 was $1,791,755 and $950,096, respectively, an increase of $841,659. The
Bank was open for business for approximately five months in the year 2000. The year 2001 consists of a whole year of operation along with a full year with a second branch and approximately five months with the addition of a third branch. Salaries and employee benefits costs were $877,015 in 2001 compared to $500,774 in 2000. Additional staffing was required for the additional branches along with a full year of expense in 2001 of the original staff that the Bank had upon opening. Occupancy and equipment costs were $323,202 in 2001 and $115,363 in 2000 due to the full year of operations along with the additional branches. Professional fees were $217,610 in 2001 and $114,851 in 2000. The 2000 expense consisted of expense related to the opening of the Bank. The 2001 expense consisted of general expense for the Bank along with expenses related to the organization of the proposed Franklin Community Bank, N.A. Other expenses were $373,928 and $219,108 for the years ending December 31, 2001 and December 31, 2001, respectively. These expenses also include expense related to the proposed Franklin Community Bank, N.A. Total noninterest expense in 2001 related to the organization of the proposed Franklin Community Bank, N.A. was $180,129. These expenses have consisted of consulting fees, advertising, legal and audit fees, regulatory fees, repairs and maintenance, utilities, etc.

Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the Bank will be profitable until at least the third full year of operations. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the year-to-date periods ended December 31, 2001 and 2000.

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

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. Agencies, Federal Reserve Bank Stock and Corporate securities. The Corporation's policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at December 31, 2001 and December 31, 2000.

Loan Portfolio
--------------

Bankshares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2001 and 2000 the loan portfolio was as follows:

                                                                         2001                              2000
                                                            --------------------------       ----------------------------
               Commercial                                   $14,316,209         61.11%       $ 4,576,423           59.00%
               Residential real estate                        6,278,546         26.80          1,683,650           21.70
               Consumer                                       2,832,601         12.09          1,496,842           19.30
                                                            -----------        ------        -----------          ------

                                   Total                    $23,427,356        100.00%       $ 7,756,915          100.00%
                                                            ===========        ======        ===========          ======

As can be seen by the loan portfolio dollars, MainStreet BankShares, Inc. experienced tremendous growth in 2001. Also, there were no nonperforming or nonaccrual loans at December 31, 2001 or December 31, 2000.

Deposits
--------

Total deposits at December 31, 2001 and 2000 were $28,746,006 and $8,079,335, respectively. The deposit mix was as follows:

                                                         2001                                2000
                                             --------------------------           ----------------------
              Demand deposits                 $ 2,989,085        10.40%           $  625,799       7.75%
              Interest checking deposits        1,053,742         3.66               397,400       4.92
              Money market deposits             4,139,024        14.40               756,821       9.37
              Savings deposits                    600,236         2.09               195,258       2.42
              Certificates of deposit
                     $100,000 and over         10,435,419        36.30             3,084,314      38.17
              Other time deposits               9,528,500        33.15             3,019,743      37.37
                                              -----------       ------            ----------     ------

                                  Total       $28,746,006       100.00%           $8,079,335     100.00%
                                              ===========       ======            ==========     ======

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

Shareholders' Equity
--------------------

Total shareholders equity was $4,669,039 and $5,703,421 at December 31, 2001 and 2000, respectively. The stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 have been netted against equity. All capital levels are well in excess of required regulatory minimums for a well-capitalized institution. See Note No. 13 to the financial statements for capital ratios.

Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to total liabilities at December 31, 2001 and December 31, 2000 was 32.19% and 68.51%, respectively. Deposits provide the basic core for liquidity.

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

Item 7.   Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MainStreet BankShares, Inc.

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of loss, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                            McLeod & Company

Roanoke, Virginia
February 15, 2002

                           MAINSTREET BANKSHARES, INC.
                           Consolidated Balance Sheets

ASSETS
------
                                                                         December 31, 2001       December 31, 2000
                                                                         -----------------       -----------------
Cash and due from banks                                                     $    894,475            $    467,528
Interest-bearing deposits in other banks                                          32,156                 226,744
Federal funds sold                                                               498,000                 472,000
Securities available-for-sale                                                  7,929,699               4,464,784

Loans:
    Commercial loans                                                          14,316,209               4,576,423
    Residential real estate loans                                              6,278,546               1,683,650
    Consumer loans                                                             2,832,601               1,496,842
                                                                            ------------            ------------
                    Total Gross Loans                                         23,427,356               7,756,915
    Less:  Allowance for loan losses                                            (306,129)                (93,100)
                                                                            ------------            ------------
                    Net Loans                                                 23,121,227               7,663,815
Deferred stock issuance costs                                                    115,472                     ---
Furniture, fixtures and equipment, net                                           809,082                 511,678
Accrued interest receivable                                                      238,264                  94,912
Other assets                                                                      88,737                  21,288
                                                                            ------------            ------------

                    Total Assets                                            $ 33,727,112            $ 13,922,749
                                                                            ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
    Non-interest bearing demand deposits                                    $  2,989,085            $    625,799
    Interest checking deposits                                                 1,053,742                 397,400
    Money market deposits                                                      4,139,024                 756,821
    Savings deposits                                                             600,236                 195,258
    Certificate of deposits $100,000 and over                                 10,435,419               3,084,314
    Other time deposits                                                        9,528,500               3,019,743
                                                                            ------------            ------------
                    Total Deposits                                            28,746,006               8,079,335

Short-term borrowings                                                             75,500                     ---
Accrued interest payable and other liabilities                                   236,567                 139,993
                                                                            ------------            ------------

                    Total Liabilities                                         29,058,073               8,219,328
                                                                            ------------            ------------

Shareholders' Equity:

    Preferred stock, no par value, authorized                                        ---                     ---
           10,000,000 shares; none issued
    Common stock, no par value, authorized 10,000,000
           shares; issued and outstanding 689,368
           shares in 2001 and 2000, respectively                               6,708,162               6,708,162
    Accumulated deficit                                                       (2,056,550)             (1,019,164)
    Accumulated other comprehensive income                                        17,427                  14,423
                                                                            ------------            ------------

           Total Shareholders' Equity                                          4,669,039               5,703,421
                                                                            ------------            ------------

                    Total Liabilities and Shareholders' Equity              $ 33,727,112            $ 13,922,749
                                                                            ============            ============

See accompanying notes to consolidated financial statements.

                           MAINSTREET BANKSHARES, INC.
                         Consolidated Statements of Loss

                                                                            Year Ended            Year Ended
                                                                       December 31, 2001      December 31, 2000
                                                                       -----------------      -----------------
Interest Income:
          Interest and fees on loans                                        $ 1,159,898           $   226,240
          Interest on interest-bearing deposits                                  18,692                85,280
          Interest on federal funds sold                                         70,499               101,087
          Interest on securities available-for-sale                             412,899                56,461
                                                                            -----------           -----------

                    Total Interest Income                                     1,661,988               469,068
                                                                            -----------           -----------
Interest Expense:
          Interest on certificates of deposit $100,000 and over                 359,880                57,451
          Interest on other deposits                                            391,260                67,727
          Interest on federal funds purchased                                     2,332                   ---
          Interest on short-term borrowings                                         197                   ---
                                                                            -----------           -----------

                    Total Interest Expense                                      753,669               125,178
                                                                            -----------           -----------

                    Net Interest Income                                         908,319               343,890
Provision for loan losses                                                       248,493                93,100
                                                                            -----------           -----------

Net Interest Income After Provision
          for Loan Losses                                                       659,826               250,790
                                                                            -----------           -----------

Noninterest Income:
          Service charges on deposit accounts                                    40,095                 3,598
          Other fee income and miscellaneous income                              22,589                14,203
          Gain on sales of securities                                            31,859                   ---
                                                                            -----------           -----------

                    Total Noninterest Income                                     94,543                17,801
                                                                            -----------           -----------

Noninterest Expense:
          Salaries and employee benefits                                        877,015               500,774
          Occupancy and equipment expense                                       323,202               115,363
          Professional fees                                                     217,610               114,851
          Other expenses                                                        373,928               219,108
                                                                            -----------           -----------

                    Total Noninterest Expense                                 1,791,755               950,096
                                                                            -----------           -----------

                    Net Loss                                                $(1,037,386)          $  (681,505)
                                                                            ===========           ===========

                    Per Share:
                           Basic:                                           $     (1.50)          $     (2.25)
                           Net Loss Per Share                               ===========           ===========
                           Average Shares
                                      Outstanding                               689,368               303,253

                           Fully Diluted:                                   $     (1.50)          $     (2.25)
                           Net Loss Per Share                               ===========           ===========
                           Average Shares
                                      Outstanding                               689,368               303,253

See accompanying notes to consolidated financial statements.

                           MAINSTREET BANKSHARES, INC.
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                   Accumulated        Total
                                                Number                                                Other         Shareholders'
                                              Of Common          Common          Accumulated      Comprehensive       Equity
                                               Shares             Stock            Deficit            Income         (Deficit)
                                             -----------       -----------       -----------       -----------      -----------
Balance at December 31, 1999                          12       $        12       $  (337,659)      $       ---      $  (337,647)

Comprehensive Income (Loss)

  Net loss                                           ---               ---          (681,505)              ---         (681,505)

  Other comprehensive income:

     Change in unrealized gains
         on available-for-sale
         securities                                  ---               ---               ---            14,423           14,423
                                             -----------       -----------       -----------       -----------      -----------

  Total Comprehensive Income (Loss)                  ---               ---          (681,505)           14,423         (667,082)

Issuance of common stock                         689,368         6,893,680               ---               ---        6,893,680

Redemption of common stock                           (12)              (12)              ---               ---              (12)

Deferred stock issuance costs                        ---          (185,518)              ---               ---         (185,518)
                                             -----------       -----------       -----------       -----------      -----------

Balance at December 31, 2000                     689,368         6,708,162        (1,019,164)           14,423        5,703,421

Comprehensive Income (Loss)

  Net loss                                           ---               ---        (1,037,386)              ---       (1,037,386)

 Other comprehensive income:

     Change in unrealized gains
         on available-for-sale
         securities                                  ---               ---               ---             3,004            3,004
                                             -----------       -----------       -----------       -----------      -----------

  Total Comprehensive Income (Loss)                  ---               ---        (1,037,386)            3,004       (1,034,382)

Balance at December 31, 2001                     689,368       $ 6,708,162       $(2,056,550)      $    17,427      $ 4,669,039
                                             ===========       ===========       ===========       ===========      ===========

See accompanying notes to consolidated financial statements.

                           MAINSTREET BANKSHARES, INC.

                      Consolidated Statements of Cash Flows


                                                                Year Ended                 Year Ended
                                                             December 31, 2001          December 31, 2000
                                                             -----------------          -----------------
Cash Flows From Operating Activities:

       Net loss                                                 $(1,037,386)               $  (681,505)
       Provision for loan losses                                    248,493                     93,100
       Depreciation                                                 123,175                     33,593
       Amortization of discounts and premiums, net                   (2,140)                      (684)
       Gains on sales of securities                                 (31,859)                       ---
       Increase in accrued interest receivable                     (143,352)                   (94,912)
       Increase in other assets                                     (67,449)                   (14,492)
       Increase in accrued interest payable
            and other liabilities                                    96,574                     12,856
                                                                -----------                -----------
               Net cash used by operating activities               (813,944)                  (652,044)
                                                                -----------                -----------

Cash Flows From Investing Activities:

       Decrease (Increase) in interest-bearing deposits
               in other banks                                       194,588                    (77,537)
       Increase in federal funds sold                               (26,000)                  (472,000)
       Purchases of furniture, fixtures, and equipment             (420,579)                  (513,789)
       Purchases of securities available-for-sale               (15,278,213)                (5,499,677)
       Proceeds from calls of securities
               available-for-sale                                10,942,443                  1,050,000
       Proceeds from sales of securities
               available-for-sale                                   907,858                        ---
       Increase in loans                                        (15,705,905)                (7,756,915)
                                                                -----------                -----------
               Net cash used by investing activities            (19,385,808)               (13,269,918)
                                                                -----------                -----------

Cash Flows From Financing Activities:

       Increase in time deposits $100,000 and over                7,351,105                  3,084,314
       Increase in other time deposits                            6,508,757                  3,019,743
       Increase in other deposits                                 6,806,809                  1,975,278
       Increase in short-term borrowings                             75,500                        ---
       Payments on advances from related parties                        ---                   (515,000)
       Proceeds from issuance of common stock                           ---                  6,893,668
       Costs of stock issuance                                     (115,472)                   (71,096)
                                                                -----------                -----------
               Net cash provided by financing activities         20,626,699                 14,386,907
                                                                -----------                -----------

               Net increase in cash and cash equivalents            426,947                    464,945

Cash and cash equivalents at beginning of year                  $   467,528                $     2,583
                                                                =----------                =----------

Cash and cash equivalents at end of year                        $   894,475                $   467,528
                                                                ===========                ===========

Supplemental disclosure of cash flow information:
               Cash paid during the year for interest           $   693,520                $    38,647
                                                                ===========                ===========

See accompanying notes to consolidated financial statements.

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

Note 1 - Summary of Accounting Policies

(a)     General

MainStreet BankShares, Inc. (the "Corporation" or "Bankshares"), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (the "Bank"). The Bank opened for business on July 24, 2000 and began its operations as a full service commercial bank. Prior to the organization of the Corporation, the Corporation's directors, who were also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs.

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement is a secondary offering to offer a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. The registration statement also offers 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering is to organize and capitalize Franklin Community Bank, N.A., ("Franklin Bank"), to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc. To date, all pre-opening and organizational costs are being funded by the Corporation, which has also utilized a line of credit. The total amount of expense related to the pre-opening and organizational costs at December 31, 2001 was $180,129. Deferred costs directly related to the offering at December 31, 2001 were $115,472.

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

(d)     Securities

Bankshares classifies and accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities are classified at purchase date under the specific identification method. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities. The cost of securities sold is determined on the specific identification method.

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

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

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

(l)    Loss Per Share

Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Shares" requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the years ending December 31, 2001 and December 31, 2000 the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

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

Note 2 - Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2001 and 2000 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

                                                                           2001
                                          -------------------------------------------------------------------------
                                                                  Gross              Gross
                                           Amortized           Unrealized          Unrealized        Approximate
                                             Cost                 Gains              Losses          Market Value
                                          -------------------------------------------------------------------------
U.S. government agencies                  $5,734,435          $   20,277            $(10,874)        $5,743,838

Corporate bonds                            1,994,237              26,255             (18,231)         2,002,261

Federal reserve stock                        183,600                 ---                 ---            183,600
                                          ----------          ----------            --------         ----------

Total securities available for sale       $7,912,272          $   46,532            $(29,105)        $7,929,699
                                          ==========          ==========            ========         ==========

                                                                           2000
                                          -------------------------------------------------------------------------
                                                                   Gross             Gross
                                           Amortized           Unrealized          Unrealized        Approximate
                                             Cost                  Gains             Losses          Market Value
                                          -------------------------------------------------------------------------
U.S. government agencies                  $4,266,761          $    14,423           $    ---         $ 4,281,184

Federal reserve stock                        183,600                  ---                ---             183,600
                                          ----------          -----------           --------         -----------

Total securities available for sale       $4,450,361          $    14,423           $    ---         $ 4,464,784
                                          ==========          ===========           ========         ===========

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

The amortized costs and market values of securities available-for-sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized        Approximate
                                                   Cost          Market Value
                                                -----------------------------
Due in one year or less                         $      ---         $      ---
Due after one year but within five years         6,378,945          6,392,235
Due after five years but within ten years        1,349,727          1,353,864
Due after ten years                                183,600            183,600
                                                ----------         ----------

                                                $7,912,272         $7,929,699
                                                ==========         ==========


Gross gains of $31,859 were realized on sales and calls of securities available-for-sale for 2001. There were no gains from sales or calls during 2000. Securities available-for-sale with carrying values approximating $3,685,094 at December 31, 2001 were pledged to secure public deposits and for other purposes as required or permitted by law. There were no pledged securities at December 31, 2000.



Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2001 and 2000 are as follows:

                                                   2001             2000
                                                 ------------------------

         Balance at beginning of year            $ 93,100         $   ---
         Provision for loan losses                248,493          93,100
         Losses charged to allowance              (36,064)            ---
         Recoveries credited to allowance             600             ---
                                                 --------         -------
         Balance at end of year                  $306,129         $93,100
                                                 ========         =======

There were no non-performing loans, troubled debt restructurings, or impaired loans at December 31, 2001 or 2000.



Note 4 - Related Party Loans

Directors, officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding for all such loans that exceeded $60,000 individually are summarized below:

                                                   2001
                                                   ----
            Balance at beginning of year         $    ---
            Additions                             666,305
            Payments                              (27,523)
                                                 --------

            Balance at end of year               $638,782
                                                 ========
                                       21

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

These loans, in the opinion of management, are believed to involve no more than normal risk of collectibility. Total unfunded commitments at December 31, 2001 were $13,695. There were no loans outstanding or commitments that exceeded $60,000 at December 31, 2000.



Note 5 - Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31, 2001 and 2000 are as follows:

                                                        2001          2000
                                                      --------      --------
         Furniture and equipment                      $703,995      $361,582
         Computer software                             170,802       158,463
         Leasehold improvements                         91,052        25,226
                                                      --------      --------
                                                       965,849       545,271
         Accumulated depreciation and amortization    (156,767)      (33,593)
                                                      --------      --------
         Furniture, fixtures and equipment, net       $809,082      $511,678
                                                      ========      ========



Note 6 - Deposits

The maturities of certificates of deposit $100,000 and over and other time deposits at December 31, 2001 are as follows:

                               Certificates of Deposit
                                 $100,000 and Over        Other Time Deposits
                                 -----------------        -------------------

  Three months or less            $ 2,033,828                $1,100,363
  Over 3 through 6 months           2,985,987                 2,379,846
  Over 6 through 12 months          3,314,206                 3,210,252
  Over 12 months                    2,101,398                 2,838,039
                                  -----------                ----------

         Total                    $10,435,419                $9,528,500
                                  ===========                ==========

Total deposit dollars from officers, directors, and their related interests at December 31, 2001 and 2000 were $1,402,777 and $1,049,985, respectively.


Note 7 - Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The primary items resulting in deferred tax assets at December 31, 2001 are unamortized organizational costs, loan loss reserves, and net operating losses of $480,000, $306,000 and $1,600,000, respectively. The primary item resulting in a deferred tax liability at December 31, 2001 is depreciation of $167,000. The primary items resulting in deferred tax assets at December 31, 2000 are unamortized organizational costs and net operating losses of $71,000 and $609,000, respectively. The primary item resulting in a deferred tax liability at December 31, 2000 is depreciation of $64,000. However, the resulting net deferred tax assets at December 31, 2001 and 2000 have been fully offset by a valuation allowance to reflect the high degree of uncertainty regarding the ultimate realization of the related tax benefits. If the operations are not ultimately profitable, the tax benefits will not be realized. The Corporation's net operating loss of $1,600,000 is available to offset future taxable income, if any, through 2021.

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

Note 8 - Loss Per Share

                                                                    Year Ended December 31, 2001
                                                                    ----------------------------
                                                            Income               Shares        Per Share
                                                           Numerator           Denominator      Amount
                                                           ---------           -----------      ------
Basic EPS

   Income (loss) available to common shareholders        $(1,037,386)           689,368         $ (1.50)

Diluted EPS

   Income (loss) available to common shareholders        $(1,037,386)           689,368         $ (1.50)

                                                                    Year Ended December 31, 2000
                                                                    ----------------------------
                                                            Income               Shares        Per Share
                                                           Numerator           Denominator      Amount
                                                           ---------           -----------      ------
Basic EPS

       Income (loss) available to common shareholders    $  (681,505)           303,253         $(2.25)

Diluted EPS

       Income (loss) available to common shareholders    $  (681,505)           303,253         $(2.25)


Note 9 - Comprehensive Income

Bankshares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" upon the opening of the Bank. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of December 31, 2001 and 2000.

Net unrealized gains on securities available-for-sale:

                                                                  Year Ended        Year Ended
                                                                 December 31       December 31
                                                                     2001              2000
                                                               -------------------------------
       Net unrealized holding gains during the year                $ 34,863          $ 14,423
       Less reclassification adjustments for gains
                included in net income                              (31,859)              ---
       Income tax benefit                                               ---               ---
                                                                   --------          --------

       Change in Accumulated Other Comprehensive Income            $  3,004          $ 14,423
                                                                   ========          ========

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

Note 10 -  Employee Benefit Plans

MainStreet BankShares, Inc. funds certain costs for medical benefits in amounts determined at the discretion of management. There are no postretirement benefits at this time. Bankshares has a 401-k plan which provides for contributions by employees. Bankshares currently does not have a matching contribution.

Note 11 - Leases and Commitments

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

The Corporation also has a lease for a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia where we opened our second branch of Smith River Community Bank, N.A. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999 and expires 36 months from the opening of the branch, December 4, 2000. The third branch of Smith River Community Bank, N.A. opened on August 6, 2001 at 105 Dobyns Road in Stuart, Virginia. A modular facility was purchased for the branch, but the property is being leased for a 10-year period beginning August 6, 2001 with options to extend.

Franklin Community Bank, N.A. will be located originally at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank will begin in a storefront location with a monthly lease of approximately $1,965 on a month-to-month basis. The Corporation is currently funding the month-to-month lease.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $102,000 and $64,000 for the years ended December 31, 2001 and 2000, respectively. Future rental payments under non-cancelable operating leases approximate $81,000, $52,000, $18,000 and $13,000 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

Neither the Corporation or the Bank own any real property.

The Corporation has entered into an employment agreement with its President and Chief Executive Officer. The agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary date. Under the terms of the agreement, the individual will continue in a consulting capacity after the end of the period of employment until age 70.

Note 12 - Stock Options and Warrants

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

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

warrants were granted on July 24, 2000 and totaled 87,500 warrants. Each warrant will entitle the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $10.00 per share. The warrants are not immediately exercisable. The right to exercise the warrants will vest for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date the Bank opened for business, so long as the organizer/director has served continuously as a director of MainStreet BankShares, Inc. or Smith River Community Bank, N.A. from its opening until the particular anniversary and has attended a minimum of 75% of the Board of Directors meetings during the period. However, all the warrants will become vested upon the change in control of MainStreet BankShares, Inc. or a sale by the company of all or substantially all its assets. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. Bankshares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank.

The Corporation has reserved 117, 500 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

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

Net loss:
         As reported                  $(1,037,386)
         Proforma                     $(1,212,115)

Basic net loss per share:
         As reported                  $     (1.50)
         Proforma                     $     (1.76)

Diluted net loss per share:
         As reported                  $     (1.50)
         Proforma                     $     (1.76)

Following is a status and summary of changes of options and warrants during the years ended December 31, 2001and 2000 with a weighted average exercise price of $10 and weighted average contractual maturity of 8.6 and 9.6 years at December 31, 2001 and 2000, respectively.

                                             Year Ended       Year Ended
                                                2001             2000
                                                ----             ----
Outstanding at beginning of year              117,500              ---
Granted                                           ---          117,500
Exercised                                         ---              ---
Forfeited                                     (13,000)             ---
                                              -------          -------
Outstanding at year-end                       104,500          117,500
                                              =======          =======

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

At December 31, 2001, there were 10,000 options and 22,833 warrants exercisable at a weighted average price of $10.

Note 13 - Regulatory Requirements and Restrictions

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

Bankshares and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require Bankshares and the Bank to maintain minimum capital ratios. At December 31, 2001, Bankshares and the Bank are above capital adequacy requirements to which they are subject. Actual capital amounts and ratios are presented in the following table:


                                                                                                To Be Well Capitalized
                                                                                                ----------------------
                                                                             For Capital        Under Prompt Corrective
                                                                             -----------        -----------------------
                                                       Actual                 Adequacy             Action Provisions
                                                       ------                 --------             -----------------
As of December 31, 2001                         Amount        Ratio       Amount       Ratio      Amount        Ratio
-----------------------                         ------        -----       ------       -----      ------        -----
Total capital (to risk weighted assets)       $4,957,741      19.87%    $1,996,480     8.00%    $2,495,600      10.00%

Tier I capital (to risk weighted assets)       4,651,612      18.64        998,240     4.00      1,497,360       6.00

Tier I capital (to average assets)             4,651,612      14.26      1,304,717     4.00      1,630,896       5.00

                                                                                                To Be Well Capitalized
                                                                                                ----------------------
                                                                             For Capital        Under Prompt Corrective
                                                                             -----------        -----------------------
                                                       Actual                 Adequacy             Action Provisions
                                                       ------                 --------             -----------------
As of December 31, 2001                         Amount        Ratio       Amount       Ratio      Amount        Ratio
-----------------------                         ------        -----       ------       -----      ------        -----
Total capital (to risk weighted assets)       $5,796,521      67.16%    $  609,400     8.00%    $  863,000      10.00%

Tier I capital (to risk weighted assets)       5,703,421      66.08        345,200     4.00        517,800       6.00

Tier I capital (to average assets)             5,703,421      45.14        505,400     4.00        631,750       5.00

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

Note 14 - Parent Company Financial Information

                             CONDENSED BALANCE SHEET
                             -----------------------

                                                               December 31, 2001        December 31, 2000
                                                               -----------------        -----------------
Assets
------

Cash                                                                 $       ---              $     3,670
Interest-bearing deposits in other banks                                   4,917                  226,744
Furniture, fixtures and equipment                                         18,614                      ---
Other assets                                                             130,547                      ---
Investments in subsidiary bank                                         4,614,804                5,473,007
                                                                     -----------              -----------

Total Assets                                                         $ 4,768,882              $ 5,703,421
                                                                     ===========              ===========
Liabilities and Shareholders' Equity
------------------------------------

Short-term borrowings                                                $    75,500              $       ---
Accrued interest payable and other liabilities                            24,343                      ---

Shareholders' Equity:
---------------------

Common shareholders' equity                                            4,669,039                5,703,421
                                                                     -----------              -----------
Total Liabilities and Shareholders' Equity                           $ 4,768,882              $ 5,703,421
                                                                     ===========              ===========



                          CONDENSED STATEMENT OF INCOME
                          -----------------------------


                                                                   Year Ended               Year Ended
                                                               December 31, 2001        December 31, 2000
                                                               -----------------        -----------------
Revenue:
--------
Equity in undistributed loss of subsidiary bank                      $  (861,207)             $  (863,256)
Interest income                                                           10,349                   85,280
Other income                                                                 ---                   96,471
                                                                     -----------              -----------

                                                                        (850,858)                (681,505)
Expenses:
Interest on short-term borrowing                                             197                      ---
Other expense                                                            186,331                      ---
                                                                     -----------              -----------
                                                                         186,528                      ---
                                                                     -----------              -----------

Loss Before Income Tax Benefit                                        (1,037,386)                (681,505)
                                                                     -----------              -----------

Income tax benefit                                                           ---                      ---

Net Loss                                                             $(1,037,386)             $  (681,505)
                                                                     ===========              ===========

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------

                                                                    Year Ended              Year Ended
                                                                December 31, 2001       December 31, 2000
                                                                -----------------       -----------------
Cash Flows From Operating Activities:
Net loss                                                          $(1,037,386)            $   (681,505)
Adjustments to reconcile net loss to net cash from
      operations:
Depreciation                                                            1,171                      ---
Equity in undistributed loss of subsidiary bank                       861,207                  863,256
Net (increase) decrease in other assets                               (15,075)                   6,796
Net increase (decrease) in other liabilities                           24,343                 (127,137)
                                                                  -----------             ------------
           Net Cash Provided (Used) by Operating Activities          (165,740)                  61,410
                                                                  -----------             ------------

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits                  221,827                  (77,537)
Purchases of furniture and equipment                                  (19,785)                 (44,209)
Capital contributed to subsidiary bank                                    ---               (6,321,840)
Transfer of furniture, fixtures, and equipment to
      subsidiary bank                                                     ---                   75,691
                                                                  -----------             ------------
           Net Cash Provided (Used) in Investing Activities           202,042               (6,367,895)
                                                                  -----------             ------------

Cash Flows from Financing Activities:
Increase in short-term debt                                            75,500                      ---
Payments on advances from related parties                                 ---                 (515,000)
Proceeds from issuance of common stock                                    ---                6,893,668
Costs of stock issuance                                              (115,472)                 (71,096)
                                                                  -----------             ------------
           Net Cash Provided (Used) By Financing Activities           (39,972)               6,307,572
                                                                  -----------             ------------

           Net Increase (Decrease) in Cash                             (3,670)                   1,087
           Cash at Beginning of Year                                    3,670                    2,583
                                                                  -----------             ------------
           Cash at End of Year                                    $       ---             $      3,670
                                                                  ===========             ============


Note 15 - Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, Bankshares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2001, outstanding commitments to extend credit were $5,323,597.

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

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

Note 16 - Concentrations of Credit Risk

Virtually all of MainStreet BankShares Inc. business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture, pre-built housing, and agricultural. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, and has no concentrations of credit at December 31, 2001 or December 31, 2000.

MainStreet has established policies related to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on pertinent financial information and the amount to be financed.

Note 17 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

(a.)   Short-Term Financial Instruments
       --------------------------------
       The carrying values of short-term financial instruments including cash and cash equivalents, federal funds sold and interest-bearing deposits in domestic banks approximate the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturity or have an average maturity of 30-45 days and carry interest rates which approximate market value.

(b.)   Securities Available-for-Sale
       -----------------------------
       The fair value of investments is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

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

 (e.)  Short-term Borrowings
       ---------------------

       The carrying amount is a reasonable estimate of fair value.

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


(f.) Commitments to Extend Credit, Standby Letters of Credit and Financial
     ---------------------------------------------------------------------
     Guarantees Written
     ------------------
     The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the fees arising from these unrecognized financial instruments.

The estimated fair values of financial instruments at December 31, 2001 are as follows:

                                                        Carrying Value               Fair Value
                                                        --------------               ----------
FINANCIAL ASSETS:

Cash and due from banks                                  $   894,475                $   894,475
Interest-bearing deposits in other banks                      32,156                     32,156
Federal funds sold                                           498,000                    498,000
Securities available-for-sale                              7,929,699                  7,929,699
Loans, net of unearned income                             23,427,356                 23,555,019
                                                         -----------                -----------

            Total Financial Assets                       $32,781,686                $32,909,349
                                                         ===========                ===========


FINANCIAL LIABILITIES:

Deposits:
     Non-interest bearing demand deposits                $ 2,989,085                $ 2,989,085
     Interest checking deposits                            1,053,742                  1,053,742
     Money market deposits                                 4,139,024                  4,139,024
     Savings deposits                                        600,236                    600,236
     Certificates of deposit $100,000 and over            10,435,419                 10,407,524
     Other time deposits                                   9,528,500                  9,493,864
                                                         -----------                -----------

             Total Deposits                               28,746,006                 28,683,475
 Short-term borrowings                                        75,500                     75,500
                                                         -----------                -----------

             Total Financial Liabilities                 $28,821,506                $28,758,975
                                                         ===========                ===========

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

The estimated fair values of financial instruments at December 31, 2000 are as follows:

                                                 Carrying Value     Fair Value
                                                 --------------     ----------
FINANCIAL ASSETS:

Cash and due from banks                             $   467,528    $   467,528
Interest bearing deposits in other banks                226,744        226,744
Federal funds sold                                      472,000        472,000
Securities available for sale                         4,464,784      4,464,784
Loans, net of unearned income                         7,756,915      7,386,128
                                                    -----------    -----------

          Total Financial Assets                    $13,387,971    $13,017,184
                                                    ===========    ===========

FINANCIAL LIABILITIES:

Deposits:
   Non-interest bearing demand deposits             $   625,799    $   625,799
   Interest checking deposits                           397,400        397,400
   Money market deposits                                756,821        756,821
   Savings deposits                                     195,258        195,258
   Certificates of deposit $100,000 and over          3,084,314      3,076,394
   Other time deposits                                3,019,743      3,016,038
                                                    -----------    -----------

          Total Financial Liabilities               $ 8,079,335    $ 8,067,710
                                                    ===========    ===========

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

Note 18 - Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

                           Directors of the Registrant

The Board of Directors of MainStreet BankShares, Inc. are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2002, the term of the Class B Directors expires in 2003, and the term of the Class C Directors expires in 2004. The following tables set forth material information about the current executive officers and directors of MainStreet BankShares, Inc.

        Name (Age)                            Offices and Positions Held
        ----------                            --------------------------

                                Class A Directors - Term Expires 2002

        William S. Clark (48)                 Director
                                              Executive Vice President/Chief
                                              Operating Officer

        Morton W. Lester (68)                 Director

        Cecil R. McCullar (65)                Director
                                              President and CEO

                                Class B Directors - Term Expires 2003

        Jesse D. Cahill, Sr. (71)             Director

        Roxann B. Miller (68)                 Director

        Joseph F. Clark (39)                  Director

        Joe C. Philpott (70)                  Director


                                Class C Directors - Terms Expires 2004

        Patricia H. Brammer (69)              Director

        Charles L. Dalton (38)                Director

        John M. Deekens (54)                  Director

        Milford A. Weaver (76)                Director


Patricia H. Brammer is a retired realtor.

Jesse D. Cahill, Sr. has been a real estate broker and general contractor since 1959.

Joseph F. Clark is President of Clark Brothers Company, Inc., in Stuart, Virginia, of which he is a partial owner. Mr. Clark is also a manager and partial owner of CBC, LLC, a management business. He is a manager and partial owner of Highland Park, LLC and Fairview Group, LLC.

William S. Clark joined the Corporation in July 2000. From July 1999 to April 2000, he was a City Executive for BB&T of Virginia. Prior to the acquisition of MainStreet Financial Corporation by BB&T, Mr. Clark was President and CEO of the First Bank of Stuart (a subsidiary of MainStreet Financial Corporation) from January 1996 to July 1999. Prior to that he was Vice President of Southwest Virginia Savings Bank where he was employed from June 1978 to January 1996. Mr. Clark was elected to the Board of Directors on February 20, 2001.

Charles L. Dalton is Vice President, General Manager and partial owner of Dalton & Associates, Inc. in Stuart, Virginia.

John M. Deekens is currently the Quality Improvement Manager for Hooker Furniture Corporation in Martinsville, Virginia since March 1999. Prior to that, he was plant manager for Triwood, Inc. in Ridgeway, Virginia from December 1994 until March 1999 when the business closed.

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

                        Executive Officers Not a Director

                                                                First Elected
     Name (Age)              Offices and Positions Held         As an Officer
     ----------              --------------------------         -------------

Brenda H. Smith (42)         Senior Vice President                  8/99
                             Chief Financial Officer
                             Corporate Secretary

Brenda H. Smith joined the Corporation in August 1999. From 1995 to 1999, she was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation.

Item 10.   Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 14 through 15 of the 2002 Corporation's Proxy Statement and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 of Form 10-KSB appears on pages 8 through 9 of the 2002 Corporation's Proxy Statement and is incorporated herein by reference.

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

MAINSTREET BANKSHARES, INC.


By:  /s/ Cecil R. McCullar
     --------------------------------------------------------------------------
     Cecil R. McCullar, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                       TITLE                               DATE
         ----                       -----                               ----

/s/Cecil R. McCullar             President and Chief Executive        3/28/02
---------------------------      Officer, Director                   -----------
Cecil R. McCullar                                                       Date

/s/Brenda H. Smith               Senior Vice President                3/28/02
---------------------------      Chief Financial Officer             -----------
Brenda H. Smith                  Corporate Secretary                    Date


/s/Patricia. H. Brammer          Director                             3/28/02
---------------------------                                          -----------
Patricia H. Brammer                                                     Date

/s/Jesse D. Cahill, Sr           Director                             3/28/02
---------------------------                                          -----------
Jesse D. Cahill                                                         Date

/s/Joseph F. Clark               Director                             3/28/02
---------------------------                                          -----------
Joseph C. Clark                                                         Date

/s/William S. Clark.             Director/                            3/28/02
---------------------------      Executive Vice President            -----------
William S. Clark                 Chief Operating Officer                Date


/s/Charles L. Dalton             Director                             3/28/02
---------------------------                                          -----------
Charles L. Dalton                                                       Date

/s/John M. Deekens               Director                             3/28/02
---------------------------                                          -----------
John M. Deekens                                                         Date

/s/Roxann B. Miller              Director                             3/28/02
---------------------------                                          -----------
Roxann B. Miller                                                        Date

/s/Morton W. Lester              Chairman of the Board                3/28/02
---------------------------                                          -----------
Morton W. Lester                                                        Date

/s/Joe C. Philpott               Director                             3/28/02
---------------------------                                          -----------
Joe C. Philpott                                                         Date

/s/Milford A. Weaver             Director                             3/28/02
---------------------------                                          -----------
Milford A. Weaver                                                       Date

                                Index to Exhibits

  Number     Description of Exhibit
  ------     ----------------------

     3(i)** Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

     3(ii)** By-laws of the Corporation, dated August 5, 1999 and amended
             February 20, 2001.

     4.1 Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation's Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

     4.2 Provision in Registrant's Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant's common stock (included in Exhibits 3.1 and 3.2, respectively).

     4.3*    Form of Shares Subscription Agreement.

     4.4*    Form of Units Subscription Agreement.

     10.1 Consulting agreement between Southeast Financial Holdings, Inc. and the Corporation dated 2/21/00 filed with the Corporation's 10-KSB on March 24, 2000, and herein incorporated by reference.

     10.2 Consulting agreement between Southeast Financial Holdings, Inc. and the Corporation dated November 30, 2001, attached as an exhibit.

     21      Subsidiaries of the Registrant.

_________________________
  * (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)

  ** (Incorporated by reference to the Corporation's Annual Report on Form 10-KSB filed March 15, 2001.)