Form 10QSB
period 2002-03-31
MAINSTREET BANKSHARES INC
filed 2002-05-08
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



(Mark One)

-------     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   X        EXCHANGE ACT OF 1934
-------     For the quarterly period ended           March 31, 2002
                                          --------------------------------------


-------     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            AND EXCHANGE ACT OF 1934
-------     For the transition period from _______________ to _________________


Commission file number              333-86993
                      ----------------------------------------------------------

                           MainStreet BankShares, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Virginia                                      54-1956616
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 12, Patrick Henry Mall
730 East Church Street, Martinsville, Virginia                  24112
----------------------------------------------         -------------------------
       (Address of principal executive offices)               (Zip Code)

Issuer's telephone number      (276) 632-8092
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 689,368 shares as of April 30, 2002
                                          --------------------------------------



Transitional Small Business Disclosure Format:  (Check one):  Yes        No  X
                                                                 -----     -----

                           MAINSTREET BANKSHARES, INC.

                                   Form 10-QSB

                                      Index



                          PART I FINANCIAL INFORMATION


                                                                       Page No.
                                                                       -------


Item 1        Financial Statements                                      4 - 12


Item 2        Management's Discussion and Analysis                     13 - 18




                            PART II OTHER INFORMATION




Item 6         Exhibits and Reports on Form 8-K                           18


                   Signatures                                             19

                   Index to Exhibits                                      20

                           MAINSTREET BANKSHARES, INC.



                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements


The financial statements filed as part of Item 1 of Part I are as follows:


     1.   Consolidated Balance Sheet as of March 31, 2002 (unaudited).

     2. Consolidated Statements of Loss for the three months ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited).

     3. Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited).

                                    MAINSTREET BANKSHARES, INC.
                                     Consolidated Balance Sheet
                                            (Unaudited)
                                           March 31, 2002
ASSETS
Cash and due from banks                                                                $   854,164
Interest bearing deposits in banks                                                          39,192
Federal funds sold                                                                       1,724,000
Securities available for sale                                                            8,123,427

Loans:
Commercial loans                                                                        16,682,459
Residential real estate loans                                                            8,446,831
Consumer loans                                                                           3,379,883
                                                                                       -----------
                  Total Gross Loans                                                     28,509,173
     Unearned income and deferred fees                                                      40,293
                                                                                       -----------
     Loans, net of unearned income and deferred fees                                    28,549,466
     Less:  Allowance for loan losses                                                     (424,866)
                                                                                       -----------
                       Net Loans                                                        28,124,600

Deferred stock issuance costs                                                              195,806
Furniture, fixtures and equipment                                                          771,096
Other assets                                                                               261,156
                                                                                       -----------

                Total Assets                                                           $40,093,441
                                                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
       Non-interest bearing demand deposits                                            $ 3,735,417
       Interest checking deposits                                                        1,448,087
       Money market deposits                                                             3,497,927
       Savings deposits                                                                    670,287
       Certificates of deposit $100,000 and over                                        13,040,966
       Other time deposits                                                              12,817,192
                                                                                       -----------
                Total Deposits                                                          35,209,876

Short-term borrowings                                                                      242,000
Accrued interest payable and other liabilities                                             256,960
                                                                                       -----------
                Total Liabilities                                                       35,708,836

Shareholders' Equity:
        Preferred stock, no par value, authorized
         10,000,000 shares; none issued
     Common stock, no par value, authorized 10,000,000
         shares; issued and outstanding 689,368 shares                                   6,708,162
                                                                                        (2,272,546)
     Accumulated deficit                                                                   (51,011)
                                                                                       -----------
     Accumulated other comprehensive gain                                                4,384,605
                                                                                       -----------
                Total Shareholders' Equity                                             $40,093,441
                                                                                       ===========


                Total  Liabilities  and  Shareholders'  Equity

See  accompanying notes to consolidated financial statements.

                                     MAINSTREET BANKSHARES, INC.
                                   Consolidated Statements of Loss
                                             (Unaudited)

                                                             Three Months                Three Months
                                                                 Ended                       Ended
                                                            March 31, 2002              March 31, 2001
                                                            --------------              --------------

Interest Income:
       Interest and fees on loans                              $ 483,774                  $  186,328
       Interest on interest-bearing deposits                       7,037                         ---
       Interest on federal funds sold                              5,623                      30,774
       Interest on securities available for sale                  87,318                      94,583
                                                               ---------                  ----------
              Total Interest Income                              583,752                     311,685




Interest Expense:
       Interest on certificates of deposit
               $100,000 and over                                 108,286                      73,774
       Interest on other deposits                                132,128                      77,108
       Interest on federal funds purchased                            31                         ---
       Interest on short-term borrowings                           1,745                         ---
                                                               ---------                  ----------
              Total Interest Expense                             242,190                     150,882
                                                               ---------                  ----------

                  Net Interest Income                            341,562                     160,803
       Provision for loan losses                                 124,811                      36,400
                                                               ---------                  ----------
       Net Interest Income After Provision
         for Loan Losses                                         216,751                     124,403

Noninterest Income:
       Service charges on deposit accounts                        27,321                       6,177
       Other fee income and miscellaneous                         10,170                       3,814
               income                                                ---                         235
                                                               ---------                  ----------
       Gain on sale of securities                                 37,491                      10,226
              Total Noninterest Income

Noninterest Expense:
       Salaries and employee benefits                            197,320                     174,161
       Occupancy and equipment expense                            93,521                      59,812
       Professional fees                                          57,671                      49,258
       Other expenses                                            121,725                      70,304
                                                               ---------                  ----------
              Total Noninterest Expense                          470,237                     353,535

                           Net Loss                            $(215,995)                 $ (218,906)
                                                               =========                  ==========

                    Per Share:
                           Basic:
                           Net Loss Per Share                  $    (.31)                 $   (  .32)
                                                               =========                  ==========
                           Average Shares
                                 Outstanding                     689,368                     689,368

                           Fully Diluted:                      $    (.31)                 $   (  .32)
                                                               =========                  ==========
                           Net Loss Per Share
                           Average Shares                        689,368                     689,368
                                 Outstanding

See accompanying notes to consolidated financial statements.

                                       MAINSTREET BANKSHARES, INC.
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                   Three Months             Three Months
                                                                       Ended                    Ended
                                                                  March 31, 2002           March 31, 2001
                                                                  --------------           --------------

Cash Flows From Operating Activities
     Net Loss                                                      $  (215,995)             $  (218,906)
     Provision for loan losses                                         124,811                   36,400
     Depreciation                                                       38,445                   24,622
     Net (accretion) amortization of discounts on securities             2,147                  (12,042)
     (Increase) decrease in other assets                                65,845                  (27,045)
     Increase in accrued interest payable and other liabilities         20,393                   44,543
                                                                   -----------              -----------

         Net cash used by operating activities                          35,646                 (152,428)
                                                                   -----------              -----------

Cash Flows From Investing Activities

     (Increase) decrease in interest-bearing deposits                   (7,036)                 226,744
     Increase in federal funds sold                                 (1,226,000)                (566,000)
     Purchases of furniture, fixtures, and equipment                      (459)                 (70,143)
     Purchases of securities available for sale                       (264,314)              (2,935,926)
     Increase in loans                                              (5,128,184)                (556,820)
                                                                   -----------              -----------

         Net cash used by investing activities                      (6,625,993)              (3,902,145)
                                                                   -----------              -----------

Cash Flows From Financing Activities

     Increase in time deposits $100,000 and over                     2,605,547                1,763,222
     Increase in other time deposits                                 3,288,692                  558,520
     Increase in other deposits                                        569,631                2,340,710
     Increase in short-term borrowings                                 166,500                      ---
     Costs of stock issuance                                           (80,334)                     ---
                                                                   -----------              -----------

         Net cash provided by financing activities                   6,550,036                4,662,452
                                                                   -----------              -----------

         Net increase in cash                                          (40,311)                 607,879

Cash and due from banks at beginning of period                     $   894,475              $   467,528
                                                                   -----------              -----------

Cash and due from banks at end of period                           $   854,164              $ 1,075,407
                                                                   ===========              ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                           $   213,613              $    97,021
                                                                   ===========              ===========

See accompanying notes to consolidated financial statements.

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002


Note 1 - Summary of Accounting Policies


(a)      General

The accompanying  consolidated  financial  statements of MainStreet  BankShares,
Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2001 Annual Report of Form 10-KSB should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2001 financial statements have been reclassified to conform to the 2002 statement presentation.

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement is a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offers 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering is to organize and capitalize Franklin Community Bank, N.A. ("Franklin Bank"), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. To date all pre-opening and organizational costs are being funded by the Corporation, which has also utilized a line of credit. Deferred stock issuance costs directly related to the offering at March 31, 2002 were $195,806. The total expense related to the pre-opening and organizational costs for the year ending December 31, 2001 and for the quarter ending March 31, 2002 was $180,129 and $66,972, respectively.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002


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

(e)      Loans

Loans are stated at the amount of loans disbursed. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. It is the Corporation's policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is place on nonaccrual status, any interest accrued and uncollected from a prior year will be charged off and any interest accrued and uncollected from the current year will be backed out of current interest income. All payments received on loans on nonaccrual status will be applied as principal reductions.

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

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002


(f)      Loan Fees and Cost

BankShares  adopted  Statement  of  Financial   Accounting   Standards  No.  91,
"Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases". Loan origination and commitment fees and certain direct origination costs are deferred and are amortized over the contractual life of the related loans using the level yield method.

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

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002


Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending March 31, 2002, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

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


Note 2 - Securities


The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2002 and December 31, 2001 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

                                                                 March 31, 2002
                                        ---------------------------------------------------------------
                                                             Gross           Gross
                                         Amortized         Unrealized      Unrealized       Approximate
                                            Cost             Gains           Losses        Market Value
                                            ----             -----           ------        ------------
U.S. government agencies                 $5,999,333         $  4,251        $(44,845)        $5,958,739

Corporate debt securities                 1,991,505           16,659         (27,076)         1,981,088

Federal reserve stock                       183,600              ---             ---            183,600
                                         ----------        ---------        --------         ----------

Total securities available for sale      $8,174,438         $ 20,910        $(71,921)        $8,123,427
                                         ==========         ========        ========         ==========



                                                              December 31, 2001
                                        ---------------------------------------------------------------
                                                             Gross           Gross
                                         Amortized         Unrealized      Unrealized       Approximate
                                            Cost             Gains           Losses        Market Value
                                            ----             -----           ------        ------------

U.S. government agencies                 $5,734,435         $ 20,277        $(10,874)        $5,743,838

Corporate debt securities                 1,994,237           26,255         (18,231)         2,002,261

Federal reserve stock                       183,600              ---             ---            183,600
                                         ----------        ---------        --------         ----------

Total securities available for sale      $7,912,272         $ 46,532        $(29,105)        $7,929,699
                                         ==========         ========        ========         ==========

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002


Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001 are as follows:

                                                 2002                  2001
                                               -------               -------

         Balance at beginning of year         $ 306,129             $ 93,100
         Provision for loan losses              124,811               36,400
         Recoveries                                 ---                  ---
         Charge-offs                           (  6,074)             ( 5,532)
                                              ---------             --------
         Balance at period end                $ 424,866             $123,968
                                              =========             ========

Net charge-offs of $6,074 and $5,532 for the first three months of 2002 and 2001 equated to .02% and .07%, respectively, of average loans outstanding. The loan loss reserve at March 31, 2002 was $424,866, or 1.49% of loans, net of unearned and deferred fees. There were no loans past due 90 days or more at March 31, 2002. Nonaccrual loans at March 31, 2002 were $166,756. This was one loan that is also considered to be impaired. A specific reserve of $82,756 was attached to this nonaccrual loan at March 31, 2002. Lost interest related to this loan as of March 31, 2002 was $3,850.

Note 4 - Loss Per Share

                                                                 Three Months Ended March 31, 2002
                                                             Income              Shares         Per Share
                                                           Numerator         Denominator          Amount

Basic EPS
         Income (loss) available to common
                shareholders                               $(215,995)          689,368            $(.31)

Diluted EPS

         Income (loss) available to common
                          shareholders                     $(215,995)          689,368            $(.31)

                                                                    Three Months Ended March 31, 2001
                                                             Income              Shares         Per Share
                                                           Numerator         Denominator          Amount

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

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002


Note 5 - Comprehensive Income


BankShares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of March 31, 2002.

Net unrealized gains on securities available for sale:

         Net unrealized holding losses during the period              $(68,438)
         Less reclassification adjustments for gains (losses)
                  included in net income                                   ---
         Income Tax Benefit                                                ---
                                                                      --------

                             Accumulated Other Comprehensive Gain     $(68,438)
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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2002, outstanding commitments to extend credit were $3,942,235.

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

                           MAINSTREET BANKSHARES, INC.

                                 March 31, 2002


Item 2.       Management's Discussion and Analysis


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

General
-------

MainStreet BankShares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp. Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the name to MainStreet BankShares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the "Commission"), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. MainStreet BankShares, Inc. raised $6,893,680 through its initial public offering. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of the Bank from the proceeds of the offering. The business of the Corporation is being conducted through the Bank. MainStreet BankShares, Inc. received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A. MainStreet BankShares, Inc. successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A. The Bank received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

Smith River Community Bank, N.A. was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999. As previously mentioned, the Bank received final approvals from the Comptroller of the Currency and the Federal Deposit Insurance Corporation on July 21, 2000 with permission to open on July 24, 2000. At that time, the Bank began to accept deposits and make commercial, real estate, and consumer loans. For the initial years, the Bank anticipates that it will rely on local advertising and personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. The Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages of banking with a locally owned community bank.

The primary source of funds for the Corporation, prior to the opening of the Bank, came from the Organizers who are also the Corporation's directors. The Organizers formed FCNB LLC, a limited liability company, to organize the

                          MAINSTREET BANKSHARES, INC.

                                 March 31, 2002


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

Franklin Community Bank, N.A., ("Franklin Bank"), is being organized as a nationally-chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency on October 24, 2001 and from the Federal Deposit Insurance Corporation (FDIC) on November 2, 2001. Franklin Bank's initial capitalization will be provided from the net proceeds of the offering by MainStreet BankShares, Inc. purchasing all 547,619 shares of Franklin Bank's common stock. The purchase price per share is $10.50. Franklin Bank plans to operate, much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank will initially be located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia. It is anticipated that the Franklin Bank will open Summer 2002.

Overview
--------

Total assets at March 31, 2002 were $40,093,441. The largest components of these assets were net loans at $28,124,600; securities available for sale at $8,123,427; and federal funds sold at $1,724,000. Total shareholders' equity at March 31, 2002 was $4,384,605.

The Corporation's net loss for the three months ending March 31, 2002 was $(215,995) compared to $(218,906) for the comparable period ending March 31, 2001. The net loss for both years is very comparable, but there are several different components in 2002 versus 2001. Obviously volumes have increased in 2002 versus 2001; however, the net interest margin has declined for the comparable periods primarily due to the drop in the federal funds rate by the Federal Reserve. The 2002 net loss also includes $66,972 in pre-opening costs and organizational costs associated with the Franklin Bank. Also, Smith River Community Bank, N.A. has an additional branch in the first quarter of 2002 that opened in August 2001 in Stuart, Virginia that was not open in the first quarter of 2001.

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

Net interest income was $341,562 and $160,803 for the three-month period ending March 31, 2002 and March 31, 2001, respectively. The largest increase in interest income was in interest and fees on loans, which was $483,774 and $186,328 for the three months ending March 31, 2002 and March 31, 2001, respectively, an increase of 159.64%. Average volumes on gross loans at March 31, 2002 and March 31, 2001 were $26,596,429 and $7,983,129, respectively, an increase of 233.16%.  Interest expense  experienced  large increases in interest

                           MAINSTREET BANKSHARES, INC.

                                 March 31, 2002


expense on certificates of deposit $100,000 and over and on other interest bearing deposits at $34,512 and $55,020, respectively. Average volumes on interest-bearing deposits at March 31, 2002 and March 31, 2001 were $28,543,485 and $10,362,275, respectively, an increase of $175.46%. The net interest margin for the three months ended March 31, 2002 and March 31, 2001 was 3.97% and 4.12%, respectively.

Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the three months ending March 31, 2002, and March 31, 2001, the provision for loan losses was $124,811 and $36,400, respectively, an increase of $88,411, or 242.89%. Of the increase, approximately $57,756 is due to a specific reserve attached to an impaired loan risk rated doubtful (high risk, probability of loss). The remainder of the increase is due to increased loan volume. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

The reserve for loan losses was $424,866 at March 31, 2002, which was 1.49% of gross loans outstanding. Charge-offs during the three-month period ending March 31, 2002 and March 31, 2001 were $6,074 and $5,532, respectively. There were no loans past due 90 days or more at March 31, 2002. Nonaccrual loans at March 31, 2002 were $166,756. This was one loan that is also considered to be impaired. A total specific reserve of $82,756 was attached to this nonaccrual loan at March 31, 2002.

Noninterest Income
------------------

Noninterest income for the three months ending March 31, 2002 and 2001 was $37,491 and $10,226, respectively. Service charges on deposit accounts were $27,321 and $6,177 for the periods ending March 31, 2002 and 2001, respectively. Other fee income and miscellaneous income for the three-month period in 2002 and 2001 was $10,170 and $3,814, respectively. The Bank also had gains on called securities of $235 in 2001, but none in 2002. The increases in service charges and other miscellaneous income are primarily due to increased volumes. The other miscellaneous income in 2002 also includes $3,568 in commission income received from contracting with an independent third party for investment purposes for our customers.

Noninterest Expense
-------------------

Total noninterest expense for the three months ending March 31, 2002 and March 31, 2001 was $470,237 and $353,535, respectively, an increase of $116,702, or
33.01%. The greatest percentage of noninterest expense for the three months ending March 31, 2002 and 2001 is in salaries and employee benefits at 41.96% and 49.26%, respectively. Salaries and employee benefits increased $23,159, or 13.30%, for the three months ending March 31, 2002 compared to the same period in 2001. The opening of a new branch in August 2001 contributed to the increase in expense in 2002 compared to 2001. Offsetting that increase to some degree was the booking of certain FASB 91 related cost credits in the first quarter of 2002 not present in 2001. Occupancy and equipment costs increased $33,709, or 56.36% for the three months ending March 31, 2002 compared to the same period in 2001. The additional branch opening in August 2001 in Stuart, Virginia also caused this expense to increase. Professional fees increased $8,413, or 17.08% in 2002 over the 2001 period. Other expenses were $121,725 for the three months ending March 31, 2002, an increase of $51,421, or 73.15% over the same period in 2001. The largest components of the other expense category are data processing, franchise tax, advertising and supplies. Also included in professional fees and other expenses are expenses associated with the organization of Franklin
Community  Bank,  N.A.  Total  expense  related to the  organizing  of  Franklin
Community Bank, N.A. for the first quarter of 2002 and 2001 was $66,972 and $33,125, respectively.

                           MAINSTREET BANKSHARES, INC.

                                 March 31, 2002


Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the three months ending March 31, 2002 or March 31, 2001.


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

Loan Portfolio
--------------

BankShares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. The loan portfolio was as follows:

                                            March 31, 2002                   December 31, 2001
                                    --------------------------------------------------------------
   Commercial                       $16,682,459          58.52%        $14,316,209           61.11%
   Residential real estate            8,446,831          29.63           6,278,546           26.80
   Consumer                           3,379,883          11.85           2,832,601           12.09
                                    -----------         ------         -----------          ------

        Total                       $28,509,173         100.00%        $23,427,356          100.00%
                                    ===========         ======         ===========          ======

Gross loans increased $5,081,817, or 21.69%, at March 31, 2002 compared to December 31, 2001. The mix of the type of loans stayed comparable for the two periods. At March 31, 2002 and December 31, 2002, the loan loss reserve was $424,866 and $306,129, respectively, or 1.49% and 1.31% of gross loans outstanding. Net charge-offs of $6,074 and $5,532 for the first three months of 2002 and 2001 equated to .02% and .07%, respectively of average loans

                           MAINSTREET BANKSHARES, INC.

                                 March 31, 2002


outstanding. There were no loans past due 90 days or more at March 31, 2002; however, there were $166,756 in nonaccrual loans that were also considered to be impaired and carried a specific reserve of $82,756. At December 31, 2001, there were no loans past due 90 days, no nonaccrual loans, no troubled debt restructurings and no impaired loans.

Deposits

Total deposits at March 31, 2002 and December 31, 2001 were $35,209,876 and $28,746,006, respectively. The deposit mix was as follows:

                                                 March 31, 2002               December 31, 2001
                                         -----------------------------------------------------------
     Demand                              $ 3,735,417          10.61%      $ 2,989,085          10.40%
     Interest checking                     1,448,087           4.11         1,053,742           3.66
     Money markets                         3,497,927           9.94         4,139,024          14.40
     Savings                                 670,287           1.90           600,236           2.09
     Certificates of deposit $100,000
          and over                        13,040,966          37.04        10,435,419          36.30
     Other time deposits                  12,817,192          36.40         9,528,500          33.15
                                         -----------         ------       -----------         ------

                      Total              $35,209,876         100.00%      $28,746,006         100.00%
                                         ===========         ======       ===========         ======

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

Shareholders' Equity
--------------------

Total shareholders equity was $4,384,605 and $4,669,039 at March 31, 2002 and December 31, 2001, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses have been netted against equity. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at:

                                          March 31, 2002       December 31, 2001
                                          --------------       -----------------
Tier I Leverage Ratio (Actual)               11.05 %                13.80%
Tier I Leverage Ratio Quarterly Ave.)        12.08                  14.26
Tier I Risk-Based Capital Ratio              15.18                  18.64
Tier II Risk-Based Capital Ratio             16.44                  19.87

Short-term Borrowings
---------------------

Short-term borrowings at March 31, 2002 were $242,000 compared to $75,500 at December 31, 2001. These borrowings are a line of credit outstanding utilized for payment of expenses associated with the secondary offering.

Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to total liabilities at March 31, 2002 and December 31, 2001 was 30.08% and 32.19%, respectively.

                           MAINSTREET BANKSHARES, INC.

                                 March 31, 2002


Impact of Inflation

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



                           MAINSTREET BANKSHARES, INC.


Date:  May 8, 2002                   By  /s/ Cecil R. McCullar
                                         -----------------------------------
                                         Cecil R. McCullar
                                         President and Chief Executive Officer

Date:  May 8, 2002                   By   /s/ Brenda H. Smith
                                         -----------------------------------
                                         Brenda H. Smith
                                         Senior Vice President, Chief Financial
                                         Officer and Corporate Secretary

                                Index to Exhibits

Number          Description of Exhibit
------          ----------------------

3(i)**        Restated Articles of Incorporation of the Corporation, dated March
              6, 2001.

3(ii) By-laws of the Corporation, dated August 5, 1999 and amended March 20, 2001 and incorporated by reference to the Corporation's Quarterly Form 10-QSB filed April 27, 2001.

4.1* Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999.

4.2 Provision in Registrant's Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant's common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3*          Form of Shares Subscription Agreement.

4.3.1***      Form of Shares Subscription Agreement.

4.4*          Form of Units Subscription Agreement.

---------------------

* (Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
** (Incorporated by reference to the Corporation's Annual Form 10-KSB filed March 15, 2001.)
*** (Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)