Form 10QSB
period 2002-06-30
MAINSTREET BANKSHARES INC
filed 2002-08-08
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB



(Mark One)
-------  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   X     EXCHANGE ACT OF 1934
-------
              For the quarterly period ended         June 30, 2002
                                             -----------------------------------

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
-------
              For the transition period from                 to
                                             ---------------    ----------------


Commission file number              333-86993
                      ----------------------------------------------------------

                           MainStreet BankShares, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Virginia                                    54-1956616
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     Suite 12, Patrick Henry Mall
     730 East Church Street, Martinsville, Virginia                  24112
------------------------------------------------------------    ----------------
       (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number      (276) 632-8054
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 689,368 shares as of July 31, 2002
                                          --------------------------------------



Transitional Small Business Disclosure Format:  (Check one):  Yes       No  X
                                                                  -----   -----

                           MAINSTREET BANKSHARES, INC.

                                   Form 10-QSB

                                      Index



                          PART I FINANCIAL INFORMATION
                          ----------------------------


                                                                      Page No.
                                                                      --------


Item 1        Financial Statements                                       3-14


Item 2        Management's Discussion and Analysis                      15-20


Item 4        Submission of Matters to a Vote of Security Holders          21





                            PART II OTHER INFORMATION
                            -------------------------




Item 6         Exhibits and Reports on Form 8-K                            22


                   Signatures                                              23


                   Index to Exhibits                                       24

                           MAINSTREET BANKSHARES, INC.



                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements


The financial statements filed as part of Item 1 of Part I are as follows:


     1.   Consolidated Balance Sheet as of June 30, 2002 (unaudited).

     2. Consolidated Statements of Loss for the quarters ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited).

     3. Consolidated Statements of Loss for the year-to-date periods ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited).

     4. Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited).

                                    MAINSTREET BANKSHARES, INC.
                                     Consolidated Balance Sheet
                                            (Unaudited)
                                           June 30, 2002
ASSETS
Cash and due from banks                                                                $ 1,169,712
Interest bearing deposits in banks                                                          58,518
Federal funds sold                                                                          59,000
Securities available for sale                                                            7,958,890

Loans:
          Commercial loans                                                              19,191,579
          Residential real estate loans                                                  8,682,357
          Consumer loans                                                                 4,020,943
                                                                                       -----------
                  Total Gross Loans                                                     31,894,879
        Unearned income and deferred fees                                                   62,428
                                                                                       -----------
        Loans, net of unearned income and deferred fees                                 31,957,307
        Less:  allowance for loan losses                                                  (382,741)
                                                                                       -----------
                       Net Loans                                                        31,574,566
Furniture, fixtures and equipment                                                          741,353
Deferred stock issuance costs                                                              226,294
Accrued interest receivable                                                                224,803
Other assets                                                                                49,775
                                                                                       -----------

                TOTAL ASSETS                                                           $42,062,911
                                                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
       Non-interest bearing demand deposits                                            $ 3,464,759
       Interest checking deposits                                                        1,695,637
       Money market deposits                                                             3,159,337
       Savings deposits                                                                    801,368
       Certificates of deposit $100,000 and over                                        14,388,517
       Other time deposits                                                              13,664,217
                                                                                       -----------
                Total Deposits                                                          37,173,835

Short-term borrowings                                                                      343,800
Accrued interest payable and other liabilities                                             191,832
                                                                                       -----------
                Total Liabilities                                                       37,709,467

Shareholders' Equity:
         Preferred stock, no par value, authorized
             10,000,000 shares; none issued
         Common stock, no par value, authorized 10,000,000
             shares; issued and outstanding 689,368 shares                               6,708,162
         Accumulated deficit                                                            (2,429,680)
         Accumulated other comprehensive gain                                               74,962
                                                                                       -----------
                Total Shareholders' Equity                                               4,353,444
                                                                                       -----------
                TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY                                       $42,062,911
                                                                                       ===========
See accompanying notes to consolidated financial statements.

                                     MAINSTREET BANKSHARES, INC.
                                   Consolidated Statements of Loss
                                             (Unaudited)

                                                             Three Months               Three Months
                                                                Ended                       Ended
                                                             June 30, 2002              June 30, 2001
                                                             -------------              -------------

Interest Income:
       Interest and fees on loans                              $ 515,608                  $  242,855
       Interest on interest-bearing deposits                      18,825                       1,122
       Interest on federal funds sold                              7,410                      22,728
       Interest on securities available for sale                  91,844                      99,710
                                                               ---------                  ----------
              Total Interest Income                              633,687                     366,415

Interest Expense:
       Interest on certificates of deposit
               $100,000 and over                                 119,489                      75,035
       Interest on other deposits                                136,897                      86,724
       Interest on short-term borrowings                           3,863                         ---
                                                               ---------                  ----------
              Total Interest Expense                             260,249                     161,759
                                                               ---------                  ----------

              Net Interest Income                                373,438                     204,656
       Provision for loan losses                                  57,984                      52,800
                                                               ---------                  ----------
       Net Interest Income After Provision
         for Loan Losses                                         315,454                     151,856

Noninterest Income:
       Service charges on deposit accounts                        20,120                       7,804
       Other fee income and miscellaneous income                   5,479                       8,352
       Gain on sale of securities                                    355                         ---
                                                               ---------                  ----------
              Total Noninterest Income                            25,954                      16,156


Noninterest Expense:
       Salaries and employee benefits                            205,031                     205,252
       Occupancy and equipment expense                            94,139                      75,371
       Professional fees                                          57,503                      56,447
       Other expenses                                            141,871                      93,326
                                                               ---------                  ----------
              Total Noninterest Expense                          498,544                     430,396

                           Net Loss                            $(157,136)                 $ (262,384)
                                                               =========                  ==========

                    Per Share:
                           Basic:
                           Net Loss Per Share                  $    (.23)                 $   (  .38)
                                                               =========                  ==========
                           Average Shares
                                 Outstanding                     689,368                     689,368

                           Fully Diluted:                      $    (.23)                 $   (  .38)
                                                               =========                  ==========
                           Net Loss Per Share
                           Average Shares                        689,368                     689,368
                                 Outstanding



See accompanying notes to consolidated financial statements.


                                     MAINSTREET BANKSHARES, INC.
                                   Consolidated Statements of Loss
                                             (Unaudited)

                                                              Six Months                 Six Months
                                                                 Ended                      Ended
                                                             June 30, 2002              June 30, 2001
                                                             -------------              -------------

Interest Income:
       Interest and fees on loans                              $ 999,382                  $  429,183
       Interest on interest-bearing deposits                      25,862                       1,122
       Interest on federal funds sold                             13,033                      53,502
       Interest on securities available for sale                 179,162                     194,293
                                                               ---------                  ----------
              Total Interest Income                            1,217,439                     678,100

Interest Expense:
       Interest on certificates of deposit
               $100,000 and over                                 227,775                     148,809
       Interest on other deposits                                269,025                     163,832
       Interest on short-term borrowings                           5,639                         ---
                                                               ---------                  ----------
              Total Interest Expense                             502,439                     312,641
                                                               ---------                  ----------

              Net Interest Income                                715,000                     365,459
       Provision for loan losses                                 182,795                      89,200
                                                               ---------                  ----------
       Net Interest Income After Provision
         for Loan Losses                                         532,205                     276,259

Noninterest Income:
       Service charges on deposit accounts                        47,441                      13,981
       Other fee income and miscellaneous income                  15,649                      12,166
       Gain on sale of securities                                    355                         235
                                                               ---------                  ----------
              Total Noninterest Income                            63,445                      26,382


Noninterest Expense:
       Salaries and employee benefits                            402,351                     379,413
       Occupancy and equipment expense                           187,660                     135,183
       Professional fees                                         115,174                     105,705
       Other expenses                                            263,596                     163,630
                                                               ---------                  ----------
              Total Noninterest Expense                          968,781                     783,931

                           Net Loss                            $(373,131)                 $ (481,290)
                                                               =========                  ==========

                    Per Share:
                           Basic:
                           Net Loss Per Share                  $    (.54)                 $   (  .70)
                                                               =========                  ==========
                           Average Shares
                                 Outstanding                     689,368                     689,368

                           Fully Diluted:                      $    (.54)                 $   (  .70)
                                                               =========                  ==========
                           Net Loss Per Share
                           Average Shares                        689,368                     689,368
                                 Outstanding


See accompanying notes to consolidated financial statements.

                                     MAINSTREET BANKSHARES, INC.
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                   Six Months               Six Months
                                                                      Ended                    Ended
                                                                  June 30, 2002            June 30, 2001
                                                                  -------------            -------------

Cash Flows From Operating Activities
     Net Loss                                                      $  (373,131)             $  (481,290)
     Provision for loan losses                                         182,795                   89,200
     Depreciation                                                       77,366                   51,462
     Net (accretion) amortization of discounts on securities             4,562                  (12,802)
     (Increase) decrease in accrued interest receivable                 13,461                  (85,649)
     (Increase) decrease in other assets                                38,962                  (37,104)
     Increase (decrease) in accrued interest payable
          and other liabilities                                        (44,735)                  37,442
                                                                   ------------             -----------

         Net cash used by operating activities                        (100,720)                (438,741)
                                                                   ------------             -----------

Cash Flows From Investing Activities

     (Increase) decrease in interest-bearing deposits                  (26,362)                 127,744
     Decrease in federal funds sold                                    439,000                  472,000
     Purchases of furniture, fixtures, and equipment                    (9,637)                (188,422)
     (Purchases) sales of securities available for sale                 23,783               (3,129,648)
     Increase in loans                                              (8,636,134)              (4,736,680)
                                                                   -----------              -----------

         Net cash used by investing activities                      (8,209,350)              (7,455,006)
                                                                   -----------              -----------

Cash Flows From Financing Activities

     Increase in time deposits $100,000 and over                     3,953,098                3,139,718
     Increase in other time deposits                                 4,135,717                1,072,034
     Increase in other deposits                                        339,014                3,910,277
     Increase in short-term borrowings                                 268,300                  113,000
     Costs of stock issuance                                          (110,822)                     ---
                                                                   -------------            -----------

         Net cash provided by financing activities                   8,585,307                8,235,029
                                                                   -----------              -----------

         Net increase in cash                                          275,237                  341,282

Cash and due from banks at beginning of period                     $   894,475              $   467,528
                                                                   ------------             -----------

Cash and due from banks at end of period                           $ 1,169,712              $   808,810
                                                                   ===========              ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                           $   289,518              $   276,014
                                                                   ===========              ===========




See accompanying notes to consolidated financial statements.

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002


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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement is a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offers 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering is to organize and capitalize Franklin Community Bank, N.A. ("Franklin Bank"), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. To date all pre-opening and organizational costs are being funded by the Corporation, which has also utilized a line of credit. Deferred stock issuance costs directly related to the offering at June 30, 2002 were $226,294. The total expense related to the pre-opening and organizational costs for the year ending December 31, 2001 and for the year to-date period ending June 30, 2002 was $180,129 and $134,882, respectively.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002


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

                                  June 30, 2002


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

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002


Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending June 30, 2002, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

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


Note 2 - Securities


The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2002 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.


                                                                June 30, 2002
                                        ---------------------------------------------------------------

                                                             Gross            Gross
                                         Amortized        Unrealized       Unrealized       Approximate
                                            Cost             Gains           Losses        Market Value
                                            ----             -----           ------        ------------
U.S. government agencies                 $5,649,654         $ 29,610        $   (240)        $5,679,024

Corporate debt securities                 1,988,774           45,592             ---          2,034,366

Other securities                            245,500              ---             ---            245,500
                                         ----------        ---------        --------         ----------

Total securities available for sale      $7,883,928         $ 75,202        $   (240)        $7,958,890
                                         ==========         ========        ========         ==========

Note 3 - Allowance for Loan Losses


Changes in the allowance for loan losses for the six months ended June 30, 2002 and 2001 are as follows:

                                              2002               2001
                                           ---------           --------

         Balance at beginning of year      $ 306,129           $ 93,100
         Provision for loan losses           182,795             89,200
         Recoveries                              ---                ---
         Charge-offs                        (106,183)           (32,303)
                                           ---------           --------
         Balance at period end             $ 382,741           $149,997
                                           =========           ========

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002


Net charge-offs of $106,183 and $32,303 for the first six months of 2002 and 2001 equated to .37% and .36% respectively, of average loans outstanding. The loan loss reserve at June 30, 2002 was $382,741 or 1.20% of loans, net of unearned and deferred fees. There were no loans past due 90 days or more at June 30, 2002. Nonaccrual loans at June 30, 2002 were $86,776. This was two loans that are also considered to be impaired. Lost interest related to these loans as of June 30, 2002 was $7,795.


Note 4 - Loss Per Share

                                                                    Three Months Ended June 30, 2002
                                                               Income              Shares         Per Share
                                                              Numerator         Denominator         Amount
                                                              ---------         -----------         ------
Basic EPS

          Income (loss) available to common
                 shareholders                                 $(157,136)          689,368           $(.23)

Diluted EPS

          Income (loss) available to common
                 shareholders                                 $(157,136)          689,368           $(.23)


                                                                      Six Months Ended June 30, 2002
                                                               Income              Shares         Per Share
                                                              Numerator         Denominator         Amount
                                                              ---------         -----------         ------
Basic EPS

          Income (loss) available to common
                 Shareholders                                 $(373,131)          689,368           $(.54)

Diluted EPS

          Income (loss) available to common
                 shareholders                                 $(373,131)          689,368           $(.54)


                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002

                                                                     Three Months Ended June 30, 2001
                                                               Income              Shares         Per Share
                                                              Numerator         Denominator         Amount
                                                              ---------         -----------         ------
Basic EPS

          Income (loss) available to common
             Shareholders                                     $(262,384)          689,368           $(.38)

Diluted EPS

          Income (loss) available to common
         shareholders                                         $(262,384)          689,368           $(.38)


                                                                      Six Months Ended June 30, 2001
                                                               Income              Shares         Per Share
                                                              Numerator         Denominator         Amount
                                                              ---------         -----------         ------

Basic EPS

          Income (loss) available to common
             Shareholders                                     $(481,290)          689,368           $(.70)

Diluted EPS

          Income (loss) available to common
         shareholders                                         $(481,290)          689,368           $(.70)


Note 5 - Comprehensive Income


BankShares adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain on the balance sheet as of June 30, 2002.

Net unrealized gains on securities available for sale:

         Net unrealized holding losses during the period             $ 57,180
         Less reclassification adjustments for gains (losses)
                  included in net income                                  355
         Income Tax Benefit                                               ---
                                                                     --------

                             Accumulated Other Comprehensive Gain    $ 57,535
                                                                     ========

                           MAINSTREET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002


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

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2002, outstanding commitments to extend credit were $3,954,536.

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

                                  June 30, 2002


Item 2.       Management's Discussion and Analysis


Forward-Looking Statements
--------------------------

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. The Corporation takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins;
(3) general economic conditions, either nationally or regionally, may be less favorable than expected that could result in a deterioration of credit quality or a reduced demand for credit; and (4) legislative or regulatory changes including changes in accounting standards, may adversely affect the business.

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

The primary source of funds for the Corporation, prior to the opening of the Bank, came from the Organizers who are also the Corporation's directors. The Organizers formed FCNB LLC, a limited liability

                           MAINSTREET BANKSHARES, INC.

                                  June 30, 2002

company, to organize the Corporation and the Bank and to provide for financing of organization, pre- opening, and offering expenses. The Organizers continued to make advances for expenses until the completion of the offering. The Corporation repaid the LLC for the advances with funds received from the offering.

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


Overview
--------


Total assets at June 30, 2002 were $42,062,911. The largest components of these assets were net loans at $31,574,566; securities available for sale at $7,958,890; and cash and due from banks at $1,169,712. Total shareholders' equity at June 30, 2002 was $4,353,444.

The Corporation's net loss for year-to-date periods ending June 30, 2002 and 2001 were $(373,121) and $(481,290), respectively. The net loss for the three months ending June 30, 2002 was $(157,136) compared to $(262,384) for the comparable period ending June 30, 2001. Obviously volumes have increased in 2002 versus 2001; however, the net interest margin has declined for the comparable periods primarily due to the drop in the federal funds rate by the Federal Reserve. The 2002 and 2001 net loss also include $134,882 and $72,462, respectively, in pre-opening costs and organizational costs associated with the Franklin Bank. Also, Smith River Community Bank, N.A. has an additional branch in the first half of 2002 that opened in August 2001 in Stuart, Virginia that was not open in the first half of 2001.

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

Net interest income was $715,000 and $365,459 for the six-month period ending June 30, 2002 and June 30, 2001, respectively. The largest increase in interest income was in interest and fees on loans, which was $999,382 and $429,183 for the six months ending June 30, 2002 and June 30, 2001, respectively, an increase of 132.86%. Average year-to-date volumes on gross loans at June 30, 2002 and June 30, 2001 were $28,584,526 and $9,043,775, respectively, an increase of $19,540,751, or 216.07%. Interest income

                           MAINSTREET BANKSHARES, INC.

                                  June 30, 2002


on federal funds sold and on securities available for sale declined in 2002 compared to 2001 due to decreased volumes as loan demand increased. Interest expense for the six months ending June 30, 2002 experienced large increases in the area of certificates of deposit $100,000 and over and on other interest bearing deposits over the same period in 2001 at $78,966 and $105,193, respectively. Average volumes on interest-bearing deposits at June 30, 2002 and June 30, 2001 were $30,663,559 and $11,458,433, respectively, an increase of $167.61%. The net interest margin for the six months ending June 30, 2002 and June 30, 2001 was 3.87% and 4.26%, respectively. The drop in the federal funds rate beginning January 1, 2001 and continuing throughout 2001 is certainly reflected in the variance in the net interest margin for the comparable periods. Also, the 2001 margin consisted of all loan fees being recorded directly into income. Beginning in 2002, a study was performed for FASB 91 after a history and constant procedure had been implemented with the loan activity. Therefore, in 2002, loan fees and costs are being amortized over the life of the loans instead of being recorded directly into income or expense.

Net interest income for the second quarter ending June 30, 2002 and June 30, 2001 was $373,438 and $204,656, respectively, an increase of $168,782, or 82.47%. As with the year-to-date periods, the increases in interest income were primarily in interest and fees on loans funded by increases in deposit accounts. The net interest margin for the three months ending June 30, 2002 and June 30, 2001 was 3.78% and 4.39%, respectively.

Provision for Loan Losses
-------------------------

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the periods ending June 30, 2002 and June 30, 2001, the provision for loan losses was $182,795 and $89,200, respectively. The 2002 expense includes specific reserves of $82,756 associated with an impaired loan. For the three-month period ending June 30, 2002 and June 30, 2001, the provision for loan losses was $57,984 and $52,800. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. The reserve for loans losses at June 30, 2002 was $382,741, which was 1.20% of gross loans outstanding. Charge-offs for the six months in 2002 were $106,183. There were no loans past due 90 days or more at June 30, 2002. There were two nonaccrual loans at June 30, 2002 that totaled $86,776.

Noninterest Income
------------------

Noninterest income for the six months ending June 30, 2002 and June 30, 2001 was $63,445 and 26,382, respectively. This income was primarily from fees on deposit accounts, checkbook charges, and credit life insurance. We also received approximately $4,000 in the second quarter of 2001 for an enterprise zone tax credit. The increase in 2002 from 2001 was primarily in service charges on deposit accounts, which increased to $47,441 for the six months ending June 30, 2002 from $13,981 for the six months ending June 30, 2001, an increase of 239.32%.

Noninterest income for the three months ending June 30, 2002 and June 30, 2001 was $25,954 and $16,156, respectively. As with the year-to-date periods, the greatest increase was in service charges on deposit accounts increasing $12,316, or 157.82%. As mentioned in the preceding paragraph, the 2001 other noninterest income included approximately $4,000 for an enterprise zone tax credit.

Noninterest Expense
-------------------

Total noninterest expense for the six months ending June 30, 2002 and June 30, 2001 was $968,781 and $783,931, respectively, an increase of $184,850, or 23.58%. The largest category of noninterest expense for the six months ending June 30, 2002 and 2001 is in salaries and employee benefits at 41.53% and 48.40%, respectively. Salaries and employee benefits increased $22,938, or 6.05%, for the six months ending June 30, 2002 compared to the same period in 2001. The opening of a new branch in August 2001 contributed to the increase in expense in 2002 compared to 2001. Offsetting that increase to some degree

                           MAINSTREET BANKSHARES, INC.

                                  June 30, 2002


was the booking of certain FASB 91 related cost credits in 2002 not present in 2001. Occupancy and equipment costs increased $52,477 or 38.82% for the six months ending June 30, 2002 compared to the same period in 2001. The additional branch opening in August 2001 in Stuart, Virginia also caused this expense to increase. Professional fees increased $9,469, or 8.96% in 2002 over the 2001 period. Other expenses were $263,596 for the six months ending June 30, 2002, an increase of $99,966, or 61.09% over the same period in 2001. The largest components of the other expense category are data processing, franchise tax, advertising and supplies. Also included in professional fees and other expenses are expenses associated with the organization of Franklin Community Bank, N.A. Total expense related to the organizing of Franklin Community Bank, N.A. for the first six months of 2002 and 2001 was $134,882 and $72,462, respectively.

Noninterest expense for the three months ending June 30, 2002 and June 30, 2001 was $498,544 and $430,396, respectively, and increase of $68,148, or 15.83%. Salaries and employee benefits expense was very comparable for the two three month periods; however, the implementation of FASB 91 and the related cost credits in 2002 to this area offset salary increases along with the opening of the additional branch in the third quarter of 2001. Occupancy and equipment expense increased $18,768 for the three months ending June 30, 2002 over the same period in 2001. This increase is associated with the organization of Franklin Community Bank, N.A. along with the third branch of Smith River Community, N.A. not open in the 2001 comparable period. Other expenses for the three months ending June 30, 2002 and 2001 were $141,871 and $93,326, respectively, an increase of $48,545, or 52.02%. These expenses are also associated with an additional branch opening in late 2001 and the organizational costs associated with Franklin Community Bank, N.A. in 2002.

Income Taxes
------------

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the six months ending June 30, 2002 or June 30, 2001.


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

                           MAINSTREET BANKSHARES, INC.

                                  June 30, 2002


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

                                           June 30, 2002                    December 31, 2001
                                    ---------------------------------------------------------------

   Commercial                       $19,191,579          60.17%        $14,316,209           61.11%
   Residential real estate            8,682,357          27.22           6,278,546           26.80
   Consumer                           4,020,943          12.61           2,832,601           12.09
                                    -----------         --------       -----------          ------

        Total                       $31,894,879         100.00%        $23,427,356          100.00%
                                    ==============      ======         ===========          ======


Gross loans increased $8,467,523, or 36.14%, at June 30, 2002 compared to December 31, 2001. The mix of the type of loans stayed comparable for the two periods. At June 30, 2002 and December 31, 2002, the loan loss reserve was $382,741 and $306,129, respectively, or 1.20% and 1.31% of gross loans outstanding. Net charge-offs of $106,183 and $32,303 for the first six months of 2002 and 2001 equated to .37% and .36%, respectively of average loans outstanding. There were no loans past due 90 days or more at June 30, 2002;
however, there were $86,776 in nonaccrual loans that were also considered to be impaired. At December 31, 2001, there were no loans past due 90 days, no nonaccrual loans, no troubled debt restructurings and no impaired loans.

Deposits
--------

Total deposits at June 30, 2002 and December 31, 2001 were $37,173,835 and
$28,746,006, respectively. The deposit mix was as follows:

                                                  June 30, 2002               December 31, 2001
                                         ------------------------------------------------------------

     Demand                              $ 3,464,759           9.32%      $ 2,989,085          10.40%
     Interest checking                     1,695,637           4.56         1,053,742           3.66
     Money markets                         3,159,337           8.50         4,139,024          14.40
     Savings                                 801,368           2.15           600,236           2.09
     Certificates of deposit $100,000
          and over                        14,388,517          38.71        10,435,419          36.30
     Other time deposits                  13,664,217          36.76         9,528,500          33.15
                                         -----------         ------       -----------         ------

                      Total              $37,173,835         100.00%      $28,746,006         100.00%
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

                           MAINSTREET BANKSHARES, INC.

                                  June 30, 2002


Shareholders' Equity
--------------------

Total shareholders equity was $4,353,444 and $4,669,039 at June 30, 2002 and December 31, 2001, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses have been netted against equity. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at:

                                           June 30, 2002      December 31, 2001
                                           -------------      -----------------
Tier I Leverage Ratio (Actual)                 10.19 %              13.80%
Tier I Leverage Ratio Quarterly Ave.)          11.65                14.26
Tier I Risk-Based Capital Ratio                13.27                18.64
Tier II Risk-Based Capital Ratio               14.45                19.87

Short-term Borrowings
---------------------

Short-term borrowings at June 30, 2002 were $343,800 compared to $75,500 at December 31, 2001. These borrowings are a line of credit outstanding utilized for payment of expenses associated with the secondary offering.

Asset Liability Management
--------------------------

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares' liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation's ratio of liquid assets to total liabilities at June 30, 2002 and December 31, 2001 was 24.52% and 32.19%, respectively.

Impact of Inflation
-------------------

Most of the Corporation's assets are monetary in nature and therefore are sensitive to interest rate fluctuations. Management seeks to manage the relationship between interest-sensitive assets and liabilities.

                           MAINSTREET BANKSHARES, INC.

                                  June 30, 2002


                            PART II Other Information


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

MainStreet BankShares, Inc. held its third annual meeting of shareholders on May 16, 2002 at 2:00 p.m. at the Piedmont Arts Association in Martinsville, Virginia. There was one matter submitted to a vote of security holders, which was the election of six directors. The directors that were elected, the votes cast for and against each director, and the class to which they were elected are as follows:

                                                            For          Against
                                                            ---          -------

     William S. Clark (Class A - Term Expires 2005)       393,814         4,493

     Morton W. Lester (Class A - Term Expires 2005)       393,326         4,981

     Cecil R. McCullar (Class A - Term Expires 2005)      393,526         4,781

     Joseph F. Clark (Class B - Term Expires 2003)        393,634         4,673

     Charles L. Dalton (Class C - Term Expires 2004)      387,814        10,493

     John M. Deekens (Class C - Term Expires 2004)        393,614         4,693


The following classes of directors also continued after the meeting:


                     Class B. Directors - Term Expires 2003

                    Jesse D. Cahill, Sr.                   Director
                    Roxann B. Miller                       Director
                    Joe C. Philpott                        Director

                      Class C Directors - Term Expires 2004

                    Patricia H. Brammer                    Director
                    Milford A. Weaver                      Director

                           MAINSTREET BANKSHARES, INC.

                                  June 30, 2002


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See index to exhibits.

          (b)  Reports on Form 8-K

               Form 8-K filed June 21, 2002 reporting the extension of the secondary offering.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 8, 2002                By  /s/ Cecil R. McCullar
                                         -----------------------------------
                                         Cecil R. McCullar
                                           President and Chief Executive Officer

Date:  August  8, 2002               By   /s/ Brenda H. Smith
                                         -----------------------------------
                                         Brenda H. Smith
                                         Senior Vice President, Chief Financial
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