Form 10QSB
period 2002-09-30
MAINSTREET BANKSHARES INC
filed 2002-11-07
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number                                                      333-86993

MainStreet BankShares, Inc.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1956616

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 12, Patrick Henry Mall 730 East Church Street, Martinsville, Virginia	24112

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number                                                    (276) 632-8054

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

Yes ☒	No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    1,283,427 shares as of October 31, 2002

Transitional Small Business Disclosure Format: (Check one):   Yes                  No   ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

Index

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	26
	Index to Exhibits	27

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
The financial statements filed as part of Item 1 of Part I are as follows:
1.	Consolidated Balance Sheet as of September 30, 2002 (unaudited).
2.	Consolidated Statements of Loss for the quarters ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited).
3.	Consolidated Statements of Loss for the year-to-date periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited).
4.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited).

MAINSTREET BANKSHARES, INC.
Consolidated Balance Sheet
(Unaudited)
September 30, 2002
ASSETS

Cash and due from banks	$1,771,991
Interest bearing deposits in banks	31,359
Federal funds sold	2,896,000
Securities available for sale	13,358,197
Loans:
Commercial loans	20,707,151
Residential real estate loans	9,833,821
Consumer loans	3,983,427

Total Gross Loans	34,524,399
Unearned income and deferred fees	74,576

Loans, net of unearned income and Deferred fees	34,598,975
Less: allowance for loan losses	(425,741)

Net Loans	34,173,234
Furniture, fixtures and equipment	774,232
Accrued interest receivable	204,443
Other assets	186,208

TOTAL ASSETS	$53,395,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$4,536,827
Interest checking deposits	1,762,724
Money market deposits	4,059,166
Savings deposits	869,428
Certificates of deposit $100,000 and over	15,491,346
Other time deposits	16,244,454

Total Deposits	42,963,945
Accrued interest payable and other liabilities	277,406

Total Liabilities	43,241,351
Shareholders’ Equity:
Preferred stock, no par value, Authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,279,106 shares	12,654,067
Accumulated deficit	(2,610,492)
Accumulated other comprehensive gain	110,738

Total Shareholders’ Equity	10,154,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,395,664

See accompanying notes to consolidated statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Loss
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Interest Income:
Interest and fees on loans	$558,708	$331,068
Interest on interest-bearing deposits	24,949	4,837
Interest on federal funds sold	14,174	15,728
Interest on securities available for sale	85,000	98,532

Total Interest Income	682,831	450,165
Interest Expense:
Interest on certificates of deposit
$100,000 and over	130,076	97,163
Interest on other deposits	152,067	101,478
Interest on short-term borrowings	4,734	482

Total Interest Expense	286,877	199,123

Net Interest Income	395,954	251,042
Provision for loan losses	43,000	55,003

Net Interest Income After Provision
for Loan Losses	352,954	196,039
Noninterest Income:
Service charges on deposit accounts	18,431	12,929
Other fee income and miscellaneous
income	31,129	5,472
Gain on sale of securities	---	6,253

Total Noninterest Income	49,560	24,654
Noninterest Expense:
Salaries and employee benefits	255,844	245,060
Occupancy and equipment expense	100,841	86,636
Professional fees	86,708	36,479
Other expenses	139,932	100,933

Total Noninterest Expense	583,325	469,108
Net Loss	$(180,811)	$(248,415)

Per Share:
Basic:
Net Loss Per Share	$(.23)	$ ( .36)

Average Shares
Outstanding	785,521	689,368
Fully Diluted:
Net Loss Per Share	$(.23)	$ ( .36)

Average Shares
Outstanding	785,521	689,368

See accompanying notes to consolidated statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Loss
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Interest Income:
Interest and fees on loans	$1,558,090	$760,251
Interest on interest-bearing deposits	50,811	5,959
Interest on federal funds sold	27,207	69,230
Interest on securities available for sale	264,162	292,825

Total Interest Income	1,900,270	1,128,265

Interest Expense:
Interest on certificates of deposit
$100,000 and over	357,851	245,972
Interest on other deposits	421,092	265,310
Interest on short-term borrowings	10,373	482

Total Interest Expense	789,316	511,764

Net Interest Income	1,110,954	616,501
Provision for loan losses	225,795	144,203

Net Interest Income After Provision
for Loan Losses	885,159	472,298

Noninterest Income:
Service charges on deposit accounts	65,872	26,910
Other fee income and miscellaneous
income	46,778	17,638
Gain on sale of securities	355	6,488

Total Noninterest Income	113,005	51,036

Noninterest Expense:
Salaries and employee benefits	658,195	624,473
Occupancy and equipment expense	288,501	221,819
Professional fees	201,882	142,184
Other expenses	403,528	264,563

Total Noninterest Expense	1,552,106	1,253,039

Net Loss	$(553,942)	$(729,705)

Per Share:
Basic:
Net Loss Per Share	$(.77)	$ (1.06)

Average Shares
Outstanding	721,771	689,368
Fully Diluted:
Net Loss Per Share	$(.77)	$ (1.06)

Average Shares
Outstanding	721,771	689,368

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Cash Flows From Operating Activities
Net Loss	$(553,942)	$(729,705)
Provision for loan losses	225,795	144,203
Depreciation	116,132	84,495
Net (accretion) amortization of discounts on securities	12,271	(11,878)
(Increase) decrease in accrued interest receivable	33,821	(59,581)
Increase in other assets	(97,471)	(139,949)
Increase in accrued interest payable
and other liabilities	40,839	55,987

Net cash used by operating activities	(222,555)	(656,428)

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits	797	(3,775,818)
(Increase) decrease in federal funds sold	(2,398,000)	379,000
Purchases of furniture, fixtures, and equipment	(81,282)	(418,546)
Purchases of securities available for sale	(5,347,458)	(2,961,454)
Increase in loans	(11,277,802)	(9,372,316)

Net cash used by investing activities	(19,103,745)	(16,149,134)

Cash Flows From Financing Activities
Increase in time deposits $100,000 and over	5,055,927	6,436,308
Increase in other time deposits	6,715,954	5,158,338
Increase in other deposits	2,446,058	5,973,539
Decrease in short-term borrowings	(75,500)	---
Costs of stock issuance	115,472	---
Net proceeds from issuance of common stock	5,945,905	---

Net cash provided by financing activities	20,203,816	17,568,185

Net increase in cash	877,516	762,623
Cash and due from banks at beginning of period	$894,475	$467,528

Cash and due from banks at end of period	$1,771,991	$1,230,151

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$808,028	$447,071

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

Note 1 – Summary of Accounting Policies

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

MainStreet BankShares, Inc. (the “Corporation ” or “BankShares”) was a development stage enterprise until July 24, 2000, incorporated as a Virginia corporation effective January 14, 1999. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (the “Bank”). The Bank opened for business on July 24, 2000 and began its operations as a full service commercial bank.

The Corporation raised $6,893,680 through a sale of its common stock and units. The Corporation filed a registration statement on Form SB-2 to register the stock, which was declared effective by the Securities and Exchange Commission on November 4, 1999. Proceeds from the sale of the stock were primarily used to acquire all of the stock of the Bank on July 24, 2000. Since the opening of the Bank, the Corporation’s operations have been conducted through the Bank.

In conjunction with the offering, the Organizers purchased units instead of shares only. Each unit contained one share of common stock and one common stock warrant attached. The warrants will vest over a three-year period. Each warrant entitles the holder to purchase one share of common stock for $10.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency (“OCC”) on October 24, 2001 and from t he Federal Deposit Insurance Corporation (“FDIC”) on November 2, 2001. Final approval was received from the OCC on September 12, 2002 and from the FDIC on September 12, 2002 with permission to open on September 16, 2002. The State Corporation Commission and the Federal Reserve Bank, N.A. both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the stock of Franklin Community Bank, N.A. on July 23, 2002 and July 18, 2002, respectively. On September 13, 2002, the escrow funds were released from First Citizens Bank and Company, Inc. after having received all requirements, to MainStreet BankShares, Inc. MainStreet BankShares, Inc. then purchased the stock of Franklin Community Bank, N.A. Franklin Community Bank, N.A. did open for business on September 16, 2002. Franklin Bank plans to operate, much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank will initially be located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

As provided in the registration statement, the offering would terminate at June 30, 2002 if the minimum of all shares of common stock to the public and the organizers of 571,424 had not been sold, but MainStreet BankShares, Inc. reserved the right to extend the offering to December 31, 2002. The Board of Directors of MainStreet BankShares, Inc. voted unanimously at a regular meeting of the board on June 19, 2002, to extend the offering to September 30, 2002. At a regularly scheduled meeting of the Board of Directors of MainStreet BankShares, Inc. on September 18, 2002, the Board of Directors voted unanimously to extend the offering to December 31, 2002.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

(b)    Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet BankShares, Inc. and its wholly-owned subsidiaries, Smith River Community Bank, N.A. and Franklin Community Bank, N.A. All significant intercompany accounts and transactions have been eliminated.

(c)    Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

(d)    Securities

BankShares classifies and accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities are classified at purchase date under the specific identification method. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities.

(e)    Loans

Loans are stated at the amount of loans disbursed. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. It is the Corporation’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest accrued and uncollected from a prior year will be charged off and any interest accrued and uncollected from the current year will be backed out of current interest income. All payments received on loans on nonaccrual status will be applied as principal reductions.

BankShares adopted Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” which was amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures” upon opening of the Bank and acquiring loans. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans. BankShares considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement. BankShares’ impaired loans include nonaccrual loans, troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan’s collateral properties. For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provisi on for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans’ collateral properties are included in the provision for loan losses.

(f)    Loan Fees and Cost

BankShares adopted Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases”. Loan origination and commitment fees and certain direct origination costs are deferred and are amortized over the contractual life of the related loans using the level yield method.

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

(i)    Organizational Costs

The American Institute of CPA’s has issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” In general, the SOP requires that organizational and similar start-up costs be expensed. Examples of such costs that have been incurred by the Corporation are legal fees, consulting fees, and regulatory application fees. The Corporation adopted the requirements of the SOP from its inception and has accordingly expensed all organizational costs.

(j)    Stock Options and Warrants

As permitted by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Corporation accounts for its stock options and warrants using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 requires compensation expense to be recorded on the date of the grant only if the current market value price of the underlying stock exceeds the exercise price.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

(k)    Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(l)    Loss Per Share

The Financial Accounting Standards No. 128, “Accounting for Earnings Per Shares” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending September 30, 2002, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2002 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	September 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value

U.S. government agencies	$8,109,470	$42,095	$(1,200)	$8,150,365

Mortgage backed securities	2,733,948	8,161	(1,172)	2,740,937

Corporate debt securities	1,986,041	62,854	---	2,048,895

Other securities	418,000	---	---	418,000

Total securities available for sale	$13,247,459	$113,110	$(2,372)	$13,358,197

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 are as follows:

	2002	2001
Balance at beginning of year	$306,129	$93,100
Provision for loan losses	225,795	144,203
Recoveries	---	100
Charge-offs	(106,183)	(32,303)
Balance at period end	$425,741	$205,100

Net charge-offs of $106,183 and $32,303 for the first nine months of 2002 and 2001 equated to .35% and .29% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at September 30, 2002 was $425,741 or 1.23% of loans, net of unearned and deferred fees. There were $55,265 in loans past due 90 days or more at September 30, 2002. Nonaccrual loans at September 30, 2002 were $2,893. This was two loans that are also considered to be impaired. Lost interest related to these loans as of September 30, 2002 was $146.

Note 4 – Loss Per Share

	Three Months Ended September 30, 2002
	Income	Shares	Per Share
	Numerator	Denominator	Amount

Basic EPS

Income (loss) available to common
Shareholders	$(180,811)	785,521	$(.23)

Diluted EPS

Income (loss) available to common
shareholders	$(180,811)	785,521	$(.23)

	Nine Months Ended September 30, 2002
	Income	Shares	Per Share
	Numerator	Denominator	Amount

Basic EPS

Income (loss) available to common
Shareholders	$(553,942)	721,771	$(.77)

Diluted EPS

Income (loss) available to common
shareholders	$(553,942)	721,771	$(.77)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002

	Three Months Ended September 30, 2001
	Income	Shares	Per Share
	Numerator	Denominator	Amount

Basic EPS

Income (loss) available to common
Shareholders	$(248,415)	689,368	$(.36)

Diluted EPS

Income (loss) available to common
shareholders	$(248,415)	689,368	$(.36)

	Nine Months Ended September 30, 2001
	Income	Shares	Per Share
	Numerator	Denominator	Amount

Basic EPS

Income (loss) available to common
Shareholders	$(729,705)	689,368	$(1.06)

Diluted EPS

Income (loss) available to common
shareholders	$(729,705)	689,368	$(1.06)

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain on the balance sheet as of September 30, 2002.

Net unrealized gains on securities available for sale:

Net unrealized holding losses during the period	$92,956
Less reclassification adjustments for gains (losses)
included in net income	355
Income Tax Benefit	---
Accumulated Other Comprehensive Gain	$93,311

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2002

Note 6 – Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, BankShares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2002, outstanding commitments to extend credit were $4,308,372.

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

Note 7 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

September 30, 2002

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. The Corporation takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected that could result in a deteriora tion of credit quality or a reduced demand for credit; and (4) legislative or regulatory changes including changes in accounting standards, may adversely affect the business.

General

MainStreet BankShares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp. Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the name to MainStreet BankShares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the “Commission”), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. MainStreet BankShares, Inc. raised $6,893,680 through its initial public offering. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of the Bank from the proceeds of the o ffering. The business of the Corporation is being conducted through the Bank. MainStreet BankShares, Inc. received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A. MainStreet BankShares, Inc. successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A. The Bank received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

Smith River Community Bank, N.A. was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. The Bank applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999. As previously mentioned, the Bank received final approvals from the Comptroller of the Currency and the Federal Deposit Insurance Corporation on July 21, 2000 with permission to open on July 24, 2000. At that time, the Bank began to accept deposits and make commercial, real estate, and consumer loans. For the initial years, the Bank anticipates that it will rely on local advertising and personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. The Bank operates as a locally owned a nd operated commercial bank emphasizing personal customer service and other advantages of banking with a locally owned community bank.

The primary source of funds for the Corporation, prior to the opening of the Bank, came from the Organizers who are also the Corporation’s directors. The Organizers formed FCNB LLC, a limited liability

MAINSTREET BANKSHARES, INC.

September 30, 2002

company, to organize the Corporation and the Bank and to provide for financing of organization, pre-opening, and offering expenses. The Organizers continued to make advances for expenses until the completion of the offering. The Corporation repaid the LLC for the advances with funds received from the offering.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency (“OCC”) on October 24, 2001 and from t he Federal Deposit Insurance Corporation (“FDIC”) on November 2, 2001. Final approval was received from the OCC on September 12, 2002 and from the FDIC on September 12, 2002 with permission to open on September 16, 2002. The State Corporation Commission and the Federal Reserve Bank, N.A. both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the stock of Franklin Community Bank, N.A. on July 23, 2002 and July 18, 2002, respectively. On September 13, 2002, the escrow funds were released from First Citizens Bank and Company, Inc. after having received all requirements, to MainStreet BankShares, Inc. MainStreet BankShares, Inc. then purchased the stock of Franklin Community Bank, N.A. Franklin Community Bank, N.A. did open for business on September 16, 2002. Franklin Bank plans to operate, much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned communi ty bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank will initially be located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

As provided in the registration statement, the offering would terminate at June 30, 2002 if the minimum of all shares of common stock to the public and the organizers of 571,424 had not been sold, but MainStreet BankShares, Inc. reserved the right to extend the offering to December 31, 2002. The Board of Directors of MainStreet BankShares, Inc. voted unanimously at a regular meeting of the board on June 19, 2002, to extend the offering to September 30, 2002. At a regularly scheduled meeting of the Board of Directors of MainStreet BankShares, Inc. on September 18, 2002, the Board of Directors voted unanimously to extend the offering to December 31, 2002.

MainStreet BankShares, Inc., in conjunction with the filing with the Federal Reserve Bank for approval of MainStreet to acquire 100% of the stock of the Franklin Bank, also filed to allow TCF Financial Corporation (“TCF”) to acquire up to 9.9% of the outstanding common stock of MainStreet BankShares, Inc. pursuant to the current offering. TCF has also filed with their Federal Reserve Bank for approval of the same and has acquired 61,904 shares of MainStreet’s common stock to date, which is approximately 4.9% of MainStreet’s outstanding shares. TCF is a Delaware bank holding company headquartered at 200 Lake Street East, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. The Company has 375 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

Overview

Total consolidated assets at September 30, 2002 were $53,395,664. The largest components of these assets were net loans at $34,173,234; securities available for sale at $13,358,197; federal funds sold at

MAINSTREET BANKSHARES, INC.

September 30, 2002

$2,896,000; and cash and due from banks at $1,771,991. Total shareholders’ equity at September 30, 2002 was $10,154,313.

The Corporation’s net loss for year-to-date periods ending September 30, 2002 and 2001 was $(553,942) and $(729,705), respectively. The net loss for the three months ending September 30, 2002 was $(180,811) compared to $(248,415) for the comparable period ending September 30, 2001. Obviously volumes have increased in 2002 versus 2001; however, the net interest margin has declined for the comparable periods primarily due to the drop in the federal funds rate by the Federal Reserve. The 2002 and 2001 net loss also include $212,496 and $105,956, respectively, in pre-opening costs and organizational costs associated with the Franklin Bank. The Franklin Bank opened for business on September 16, 2002. Also, Smith River Community Bank, N.A. had an additional branch in the first half of 2002 that opened in August 2001 in Stuart, Virginia that was not open in the first half of 2001.

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

Net interest income was $1,110,954 and $616,501 for the nine month period ending September 30, 2002 and September 30, 2001, respectively. The largest increase in interest income was in interest and fees on loans, which was $1,558,090 and $760,251 for the nine months ending September 30, 2002 and September 30, 2001, respectively, an increase of 104.94%. Average year-to-date volumes on gross loans at September 30, 2002 and September 30, 2001 were $30,098,221 and $11,007,194, respectively, an increase of $19,091,027, or 173.44%. Interest income on federal funds sold and on securities available for sale declined in 2002 compared to 2001 due to decreased volumes as loan demand increased. Interest expense for the nine months ending September 30, 2002 experienced large increases in the area of certificates of deposit $100,000 and over and on other interest bearing deposits over the same period in 2001 at $111,879 and $155,782, respectively. Average volumes on interest-bearin g deposits at September 30, 2002 and September 30, 2001 were $32,535,796 and $13,679,604, respectively, an increase of $137.84%. The net interest margin for the nine months ending September 30, 2002 and September 30, 2001 was 3.74% and 4.22%, respectively. The drop in the federal funds rate beginning January 1, 2001 and continuing throughout 2001 is certainly reflected in the variance in the net interest margin for the comparable periods. Also, the 2001 margin consisted of all loan fees being recorded directly into income. The corporation implemented FASB 91 from its inception and began to study the history and procedures for loans. As volumes increased, more deferrals of loan fees and costs are being recorded.

Net interest income for the third quarter ending September 30, 2002 and September 30, 2001 was $395,954 and $251,042, respectively, an increase of $144,912, or 57.72%. As with the year-to-date periods, the increases in interest income were primarily in interest and fees on loans funded by increases in deposit accounts. The net interest margin for the three months ending September 30, 2002 and September 30, 2001 was 3.53% and 4.16%, respectively.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the periods ending September 30, 2002 and September 30, 2001, the provision for loan losses was $225,795 and $144,203, respectively. The 2002 expense includes specific reserves of $82,756 associated with an impaired loan. For the three-month period ending September 30, 2002 and September 30, 2001, the provision for loan losses was $43,000 and $55,003, respectively. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in

MAINSTREET BANKSHARES, INC.

September 30, 2002

the future. The reserve for loans losses at September 30, 2002 was $425,741, which was 1.23% of loans net of unearned income. Charge-offs for the nine months in 2002 were $106,183. There were $55,265 in loans past due 90 days or more at September 30, 2002. There were two nonaccrual loans at September 30, 2002 that totaled $2,893.

Noninterest Income

Noninterest income for the nine months ending September 30, 2002 and September 30, 2001 was $113,005 and $51,036, respectively. This income was primarily from fees on deposit accounts, checkbook charges, mortgage brokerage income and credit life insurance. We also received approximately $4,400 in the third quarter of 2002 and approximately $4,000 in the second quarter of 2001 for an enterprise zone tax credit. Service charges on deposit accounts increased $38,962 in 2002 over the 2001 amount, an increase of 144.79% due to increased volumes in deposit accounts. Other fee income and miscellaneous income was $46,778 and $17,638 for the nine months ending September 30, 2002 and 2001, respectively, an increase of $29,140, or 165.21%. This was primarily due to increased checkbook charges, credit life insurance and mortgage brokerage income. MainStreet BankShares, Inc. subsidiaries entered into contracts with Sidus Financial Corporation (“Sidus ”) in the third quar ter of 2002 in which the bank acts as a broker to initiate mortgage loans for Sidus, which are sold by them to other institutions, and for which the banks receive a fee. The amount received year-to-date September 30, 2002 was $15,297. Gains on securities in 2002 were $355 compared to $6,488 in 2001.

Noninterest income for the three months ending September 30, 2002 and September 30, 2001 was $49,560 and $24,654, respectively, an increase of $24,906, or 101.02%. Service charges on deposit accounts increased $5,502 in 2002 over the 2001 income. Other fee income and miscellaneous income increased $25,657 in 2002 over the 2001 income. As mentioned in the above paragraph, approximately $4,400 in enterprise zone tax credits were received in the third quarter of 2002 along with $15,297 in mortgage brokerage income. There were no gains or losses on securities in the third quarter of 2002, but there were $6253 in gains in the third quarter of 2001.

Noninterest Expense

Total noninterest expense for the nine months ending September 30, 2002 and September 30, 2001 was $1,552,106 and $1,253,039, respectively, an increase of $299,067, or 23.87%. The largest category of noninterest expense for the nine months ending September 30, 2002 and 2001 is in salaries and employee benefits at 42.41% and 49.84%, respectively. Salaries and employee benefits increased $33,722, or 5.40%, for the nine months ending September 30, 2002 compared to the same period in 2001. The opening of a new branch in August 2001 contributed to the increase in expense in 2002 compared to 2001. Also, the hiring of employees to staff the Franklin Bank occurred in the third quarter of 2002 at various times. Offsetting that increase was the booking of FASB 91 related cost credits that have increased in 2002 due to volume increases. Occupancy and equipment costs increased $66,682 or 30.06% for the nine months ending September 30, 2002 compared to the same period in 2001. The additional branch opening in August 2001 in Stuart, Virginia also caused this expense to increase. Also, the store front for the Franklin Bank has been operational in 2002 where the President/CEO of the Franklin Bank worked during the organizational period. Professional fees increased $59,698, or 41.99% in 2002 over the 2001 period primarily due to fees associated with the organization of Franklin Bank. Other expenses were $403,528 for the nine months ending September 30, 2002, an increase of $138,965, or 52.53% over the same period in 2001. The largest components of the other expense category are data processing, franchise tax, advertising and supplies. Also included in other expenses are expenses associated with the organization of Franklin Community Bank, N.A. Total expense related to the organizing of Franklin Community Bank, N.A. for the first nine months of 2002 and 2001 was $212,496 and $105,956, respectively.

Noninterest expense for the three months ending September 30, 2002 and September 30, 2001 was $583,325 and $469,108, respectively, and increase of $114,217, or 24.35%. Salaries and employee benefits expense increased $10,784 in 2002 over the same quarter in 2001, an increase of 4.40%. As for the year-to-date

MAINSTREET BANKSHARES, INC.

September 30, 2002

period, the related cost credits in 2002 of FASB 91 increased and have offset salary increases. Increases were due to the opening of the additional branch in the third quarter of 2001. Also, new hires were implemented in the third quarter of 2002 for the Franklin Bank. Occupancy and equipment expense increased $14,205 for the three months ending September 30, 2002 over the same period in 2001. This increase is associated with the organization of Franklin Community Bank, N.A. along with the third branch of Smith River Community, N.A. not open for the entire third quarter in the 2001 comparable period. Other expenses for the three months ending September 30, 2002 and 2001 were $139,932 and $100,933, respectively, an increase of $38,999, or 38.64%. These expenses are also associated with an additional branch opening in late 2001 and the organizational costs associated with Franklin Community Bank, N.A. in 2002.

Income Taxes

The Corporation is subject to both federal and state income taxes. The Bank, however, is subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Because of this and the start up costs associated with the Bank, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the nine months ending September 30, 2002 or September 30, 2001.

BALANCE SHEET

Investment Portfolio

The Corporation’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.
2)	To use securities to fulfill pledging collateral requirements.
3)	To utilize the maturity/repricing mix of portfolio securities to help balance the overall interest rate risk position of the balance sheet.
4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, the Corporation has invested in U.S. Agencies, Corporate Debt Securities and Federal Reserve Bank Stock. The Corporation’s policy is not to invest in derivatives or other high-risk instruments. Please see Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

MAINSTREET BANKSHARES, INC.

September 30, 2002

Loan Portfolio

BankShares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property ’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. The loan portfolio was as follows:

	September 30, 2002		December 31, 2001
Commercial	$20,707,151	59.98%	$14,316,209	61.11%
Residential real estate	9,833,821	28.48	6,278,546	26.80
Consumer	3,983,427	11.54	2,832,601	12.09

Total	$34,524,399	100.00%	$23,427,356	100.00%

Gross loans increased $11,097,043, or 47.37%, at September 30, 2002 compared to December 31, 2001. The mix of the type of loans stayed comparable for the two periods. At September 30, 2002 and December 31, 2002, the loan loss reserve was $425,741 and $306,129, respectively, or 1.23% and 1.31% of gross loans outstanding. Net charge-offs of $106,183 and $32,303 for the first nine months of 2002 and 2001 equated to .35% and .29%, respectively of average loans outstanding. There were $55,265 in loans past due 90 days or more at September 30, 2002. There were $2,893 in nonaccrual loans that were also considered to be impaired. At December 31, 2001, there were no loans past due 90 days, no nonaccrual loans, no troubled debt restructurings and no impaired loans.

Deposits

Total deposits at September 30, 2002 and December 31, 2001 were $42,963,945 and $28,746,006, respectively. The deposit mix was as follows:

	September 30, 2002		December 31, 2001
Demand	$4,536,827	10.56%	$2,989,085	10.40%
Interest checking	1,762,724	4.10	1,053,742	3.66
Money markets	4,059,166	9.45	4,139,024	14.40
Savings	869,428	2.02	600,236	2.09
Certificates of deposit $100,000
and over	15,491,346	36.06	10,435,419	36.30
Other time deposits	16,244,454	37.81	9,528,500	33.15
Total	$42,963,945	100.00%	$28,746,006	100.00%

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

Shareholders’ Equity

Total shareholders equity was $10,154,313 and $4,669,039 at September 30, 2002 and December 31, 2001, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. Net proceeds from the sale of common stock in the secondary offering were $5,945,905 at September 30, 2002. The secondary offering will remain open until December 31, 2002. Offering

MAINSTREET BANKSHARES, INC.

September 30, 2002

expenses have been netted against equity in both offerings. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at:

	September 30, 2002	December 31, 2001
Tier I Leverage Ratio (Actual)	18.85%	13.80%
Tier I Leverage Ratio Quarterly Ave.)	21.68	14.26
Tier I Risk-Based Capital Ratio	27.87	18.64
Tier II Risk-Based Capital Ratio	29.05	19.87

Short-term Borrowings

There were no short-term borrowings at September 30, 2002 compared to $75,500 at December 31, 2001. The borrowings at December 31, 2001 were from a line of credit outstanding utilized for payment of expenses associated with the secondary offering. Once the escrow dollars were received from the secondary sale of common stock in the offering, the line of credit was paid off. The total outstanding was $476,100.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation’s ratio of liquid assets to total liabilities at September 30, 2002 and December 31, 2001 was 37.66% and 29.11%, respectively.

Impact of Inflation

Most of the Corporation’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. Management seeks to manage the relationship between interest-sensitive assets and liabilities.

MAINSTREET BANKSHARES, INC.

September 30, 2002

Item 3.   Controls and Procedures

The management of MainStreet BankShares, Inc. has reviewed the systems of internal controls and disclosures within the specified time frame of ninety days. Management believes that the systems in place allow for proper controls and disclosures of financial reporting information. There have been no changes in these controls since our last evaluation date.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 7, 2002	By	/s/ Cecil R. McCullar

Cecil R. McCullar
President and Chief Executive Officer
Date:	November 7, 2002	By	/s/ Brenda H. Smith

Brenda H. Smith
Executive Vice President, Chief Financial
Officer and Corporate Secretary

CERTIFICATIONS

I, C. R. McCullar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MainStreet BankShares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	By	/s/ Cecil R. McCullar

Cecil R. McCullar
President and Chief Executive Officer

CERTIFICATIONS

I, Brenda H. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MainStreet BankShares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	By	/s/ Brenda H. Smith

Brenda H. Smith
Executive Vice President, Chief Financial
Officer and Corporate Secretary

MAINSTREET BANKSHARES, INC.

September 30, 2002

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
See index to exhibits.
	(b)	Reports on Form 8-K
Form 8-K filed September 19, 2002 reporting the extension of the secondary offering to December 31, 2002.
Form 8-K filed October 22, 2002 reporting the nomination of Larry A. Heaton to the Board of Directors.

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 and amended March 20, 2001 and amended October 16, 2002 and included herein.
4.1*	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999.
4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3(i) and 3(ii), respectively).
4.3*	Form of Shares Subscription Agreement.
4.3.1***	Form of Shares Subscription Agreement.
4.4*	Form of Units Subscription Agreement.
10.1	Employment agreement between MainStreet BankShares, Inc. and Executive Vice President, Brenda H. Smith included herein.

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)