Form 10KSB
period 2002-12-31
MAINSTREET BANKSHARES INC
filed 2003-03-06
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period

Commission file number 333-86993

MainStreet BankShares, Inc.

(Name of small business issuer in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 12, Patrick Henry Mall 730 East Church Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (276) 632-8092

Securities registered under Section 12(b) of the Act:

(Title of class)	Name of exchange on which registered
None

Securities registered under Section 12 (g) of the Act:

Common Stock, No Par Value	None
(Title of class)	Name of exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year    $2,856,223

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.    $10,878,010.00 based on $10.00 per share.

(Applicable only to corporate registrants)  State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,368,970 shares outstanding as of February 28, 2003.

Documents incorporated by reference  Portions of the Corporation’s 2003 Proxy Statement have been incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes ☐    No  ☒

MainStreet BankShares, Inc.

Form 10-KSB

Index

PART I

Item 1	Description of Business	1-7

Item 2	Description of Property	7

Item 3	Legal Proceedings	7

Item 4	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5	Market for Common Equity and Related Shareholder Matters	7-8

Item 6	Management’s Discussion and Analysis	8-13

Item 7	Financial Statements	14-35

Item 8	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	36

PART III

PART I

Item 1. Description of Business

General

MainStreet BankShares, Inc., (the “Corporation”, “BankShares”, or “Registrant”), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the Corporation name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the Corporation name to MainStreet BankShares, Inc. The Corporation was primarily formed to serve as a holding company for Smith River Community Bank, N.A., (the “Smith River”), a national bank. Prior to the formation of the Corporation, the Corporation’s shareholders (the “Organizers”) formed FCNB, LLC (the “LLC”), a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational and other costs. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the “Commission”), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. BankShares raised $6,893,680 through its public offering of its common stock which was completed in July 2000. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of Smith River from the proceeds of the offering. Approval was received on December 16, 1999 from the State Corporation Commission approving the acquisition of Smith River Community Bank, N.A. by BankShares. Approval from the Federal Reserve Bank of Richmond was received on December 10, 1999.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A., (“Franklin Bank”), to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc. All pre-opening and organizational costs were funded by the Corporation, which also utilized a line of credit. BankShares raised $7,135,821 through its secondary offering to the public which was completed on December 31, 2002. Upon formation of Franklin Community Bank, N.A., the Corporation purchased all the stock of Franklin Bank from the proceeds of the offering. The State Corporation Commission and the Federal Reserve Bank both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the common stock of Franklin Bank on July 23, 2002 and July 18, 2002, respectively.

MainStreet BankShares, Inc. is authorized to engage in any activity available by law to a corporation, as permitted under Federal and State regulatory restrictions applicable to the activities of bank holding companies. The holding company structure will provide greater flexibility than Smith River Community Bank, N.A. and Franklin Community Bank, N.A. standing alone would have to expand and diversify business activities through newly formed subsidiaries or through acquisitions. The business of the Corporation is being conducted through the two subsidiary banks.

Smith River Community Bank, N.A.

Smith River Community Bank, N.A. was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Smith River applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary deposit insurance approval was received from the FDIC on September 14, 1999. Smith River Community Bank, N.A. received final approvals from the Office of the Comptroller of the Currency and the FDIC on July 21, 2000 with permission to open on July 24, 2000. Smith River’s initial capitalization, as mentioned previously, was provided by BankShares purchasing $6,321,840 of its common stock.

Smith River Community Bank, N. A. is accepting deposits from the general public and making commercial, consumer, and real estate loans. It is anticipated that in the initial years of operations, Smith River will rely mainly on local advertising and promotional activities and on personal contacts by its directors, officers, and shareholders to attract business and to acquaint potential customers with its personalized services. Smith River Community Bank, N.A. emphasizes a high degree of personalized client service in order to be able to serve each customer’s banking needs. Smith River Community Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally-managed and headquartered commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. Smith River will continue to evaluate all banking services as to their profitability. The main office is located at 730 East Church

Street, Martinsville, Virginia. Smith River Community Bank, N.A. opened its second branch at 380 Riverside Drive, Bassett, Virginia on December 4, 2000 and began to accept deposits and make loans at that location. The Bank opened its third branch at 105 Dobyns Road, Stuart, Virginia on August 6, 2001.

Franklin Community Bank, N.A.

Franklin Community Bank, N.A. was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency on October 24, 2001. The Franklin Bank received its preliminary approval from the Federal Deposit Insurance Corporation on November 2, 2001. Final approvals were received from the OCC and the FDIC on September 12, 2002 with permission to open on September 16, 2002. Franklin Bank’s initial capitalization was provided by BankShares purchasing $5,867,500 of its common stock.

Franklin Bank plans to operate much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank is located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

Primary Service Area

The primary service area of Smith River Community Bank, N.A. is Martinsville, Henry County and Patrick County, Virginia which is located in south central Virginia with its southern border on the North Carolina state line. The city of Martinsville and the County of Henry are geographically located in the center of the county. The market has a population of approximately 73,000 and its economy is not in pace with the growth experienced in other areas of Virginia. Patrick County has a population of approximately 19,000.

The primary service area of Franklin Community Bank, N.A. is all of Franklin County and the Town of Rocky Mount. Franklin County lies in Southwest Virginia and is bounded by Henry County to the south, Pittsylvania County to the east, Roanoke County to the north and Floyd/Patrick Counties to the west. The primary service area has a population of approximately 47,000.

Competition

Smith River Community Bank, N.A. and Franklin Community Bank, N.A. experience competition in attracting and retaining business and personal checking and savings accounts, and making commercial, consumer, and real estate loans and providing other services in the primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Both banks anticipate that they will be able to take advantage of the consolidation in the banking industry in the market area by providing personalized banking services that will be desirable to large segments of bank customers which will enable the Bank to compete satisfactorily. They also intend to continue to establish a high level of service with local decision-making focused solely on their markets.

Employees

The total number of full-time equivalent persons employed by the Corporation and its subsidiaries as of December 31, 2002 was 34. The Corporation believes its relationship with its employees is good and no employees are represented by a labor union.

Selected Statistical Information of MainStreet BankShares, Inc.

The following statistical information is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned income	$32,496,492	$2,187,005	6.73%	$13,358,739	$1,159,898	8.68%
Securities available-for-sale	7,652,477	354,214	4.63	6,977,697	412,899	5.92
Interest-bearing deposits in banks*	41,334	51,133	123.71	386,426	18,692	4.84
Federal funds sold	3,809,189	55,736	1.46	1,618,441	70,499	4.36

Total Interest Earning Assets	43,999,492	2,648,088	6.02%	22,341,303	1,661,988	7.44%
Cash and due from banks	1,118,369			740,511
Other assets	1,217,353			907,375
Allowance for loan losses	(408,430)			(162,411)

Total Assets	$45,926,784			$23,826,778

Interest checking deposits	1,666,201	$15,591.94%		$859,542	$10,196	1.19%
Money market deposits	3,791,214	78,711	2.08	2,669,876	101,229	3.79
Savings deposits	777,373	10,492	1.35	355,105	7,112	2.00
Certificates of deposit $100,000 and over	14,425,290	492,091	3.41	7,099,330	359,880	5.07
Other time deposits	14,461,307	499,936	3.46	5,449,157	272,723	5.00
Federal funds purchased	6,893	161	2.34	82,145	2,332	2.84
Short-term borrowings	206,732	10,255	4.96	3,259	197	6.04

Total interest-bearing liabilities	35,335,010	1,107,237	3.13	16,518,414	753,669	4.56%
Demand deposits	4,213,778			1,858,379
Other liabilities	221,969			186,750

Total Liabilities	39,770,757			18,563,543
Shareholders’ Equity	6,156,027			5,263,235

Total Liabilities and Shareholders’ Equity	$45,926,784			$23,826,778

Net Interest Earnings		$1,540,851	2.89%		$908,319	2.88%

Net Yield on Interest Earning Assets			3.50%			4.07%

*Interest income received on funds in escrow for the offering are included in interest income. There was no corresponding average balance due to the account being with the escrow agent. Excluding this interest of $50,682, the yield is 1.09% for 2002.

Net loan fees and costs are included in total interest income. The average balance of nonaccrual assets is included in the calculation of asset yields.

The following table sets forth for the period indicated a summary of the change in interest earned and interest paid resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2002 Compared to 2001 Increase (Decrease) Due to Change In			2001 Compared to 2000 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned income	$1,338,672	$(311,565)	$1,027,107	$981,053	$(47,395)	$933,658
Securities available-for-sale	37,256	(95,941)	(58,685)	368,249	(11,811)	356,438
Interest-bearing deposits in banks	(31,077)	63,518	32,441	52,281	(118,869)	(66,588)
Federal funds sold	52,913	(67,676)	(14,763)	7,744	(38,332)	(30,588)

Total Interest Income	1,397,764	(411,664)	986,100	$1,409,327	$(216,407)	$1,192,920

Interest Expense:
Interest checking deposits	$7,919	$(2,524)	$5,395	$9,229	$(1,442)	$7,787
Money market deposits	33,256	(55,774)	(22,518)	93,513	(4,869)	88,644
Savings deposits	6,293	(2,913)	3,380	6,302	(492)	5,810
Certificates of deposit $100,000 and over	279,141	(146,930)	132,211	321,995	(19,566)	302,429
Other time deposits	330,930	(103,717)	227,213	238,399	(17,107)	221,292
Federal funds purchased	(1,819)	(352)	(2,171)	2,332	—	2,332
Short-term borrowings	10,100	(42)	10,058	197	—	197

Total Interest Expense	665,820	(312,252)	353,568	$671,967	$(43,476)	$628,491
Net Interest Income	731,944	(99,412)	632,532	$737,360	$(172,931)	$564,429

INVESTMENT PORTFOLIO

All securities at December 31, 2002 and December 31, 2001 were classified as available-for-sale. The carrying and approximate market values and gross unrealized gains and losses of securities available for sale appear in Part II, Item 7, Note 2 of this report.

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 7, Note 2 of this report.

The following table shows the maturities of securities available-for-sale as of December 31, 2002 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government agencies	$2,998,577	1.24%	$1,522,500	4.22%	$257,083	6.14%	$—	—%	$4,778,160
Mortgage backed securities	—	—	2,567,814	5.01	—	—	—	—	2,567,814
Corporate securities	250,600	6.40	1,796,788	6.28	—	—	—	—	2,047,388
Other securities	—	—	—	—	—	—	418,000	5.96	418,000

Total	$3,249,177		$5,887,102		$257,083		$418,000		$9,811,362

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type:

	December 2002	December 2001	December 2000
Commercial, financial and agricultural	$30,130,845	$14,316,209	$4,576,423
Real estate-mortgage	10,340,175	6,278,546	1,683,650
Consumer	5,739,082	2,832,601	1,496,842

Gross Loans	46,210,102	23,427,356	7,756,915
Unearned income and deferred fees	114,842	—	—

Loans, net of unearned income and deferred fees	46,324,944	23,427,356	7,756,915
Less: Allowance for loan losses	(566,025)	(306,129)	(93,100)

Loans, net of unearned income	$45,758,919	$23,121,227	$7,663,815

Virtually all of MainStreet BankShares Inc. business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture, pre-built housing, and agricultural. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have one area classified as a concentration of credit. The area of concentration is loans for real estate with an outstanding balance of $6,509,865 at December 31, 2002. There were no concentrations of credit at December 31, 2001.

MainStreet has established policies related to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on pertinent financial information and the amount to be financed.

The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2002 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$9,283,167	$12,110,725	$8,736,953	$30,130,845
Interest rates are floating or adjustable	6,634,479	3,952,516	3,150,296	13,737,291
Interest rates are fixed or predetermined	2,648,688	8,158,209	5,586,657	16,393,554

It is the Corporation’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. There was one consumer loan past due 90 days at December 31, 2002 in the amount of $4,045. There were two loans on nonaccrual at December 31, 2002 totaling $65,445. There were no nonaccrual loans or loans past due 90 days at December 31, 2001 or December 31, 2000.

Nonaccrual loans and loans past due 90 days or more are considered by the Corporation to be nonperforming loans. Such loans at December 31, 2002 were .15% of loans, net of unearned income. The discussion of the effect of nonaccrual loans on interest income and impaired loans can be found in Part II, Item 7, Note 3 of this report.

At December 31, 2002, the Corporation has other real estate, which represents foreclosed properties totaling $86,524, which is carried at the lower of cost or fair market value. There was no other real estate at December 31, 2001.

Summary of Loan Loss Experience

The following table shows the Corporation’s average loan balance for each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2002	December 31, 2001	December 31, 2000
Average amount of loans, net of unearned, outstanding during the year	$32,496,492	$13,358,739	$2,140,188
Balance of allowance for loan losses at beginning of year	306,129	93,100	—
Loans charged off:
Commercial, financial and agricultural	—	32,303	—
Real estate – mortgage	83,503	—	—
Consumer	36,646	3,761	—

Total loans charged off:	120,149	36,064	—

Recoveries of loans previously charged off:
Commercial, financial and agricultural	—	600	—
Real estate – mortgage	—	—	—
Consumer	100	—	—

Total recoveries:	100	600	—

Net loans charged off:	120,049	35,464	—
Additions to the allowance for loan losses	379,945	248,493	93,100

Balance at end of year	$566,025	$306,129	$93,100

In analyzing the allowance for loan losses, management has reviewed risk ratings of loans, past due reports and nonaccrual loans. Management has also reviewed the allowance in comparison to experience-to-date along with regulatory and peer comparisons. The Corporation has also taken into consideration concentrations of credit along with the economy of the area. The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2002		December 2001		December 2000
Commercial, financial and agricultural	$274,308	65.14%	$106,184	61.11%	$25,489	59.00%
Real estate – mortgage	54,014	22.30	33,671	26.80	9,216	21.70
Consumer	36,694	12.56	16,935	12.09	8,978	19.30
Specific reserve	45,000	—	25,000	—	—	—
Unallocated	156,009	—	124,339	—	49,417	—

Total	$566,025	100.00%	$306,129	100.00%	$93,100	100.00%

DEPOSITS

Total deposits at December 31, 2002 and 2001 were $53,509,426 and $28,746,006, respectively. See Management’s Discussion and Analysis in this document for the major classifications of deposits along with their percentage to total deposits. Non-interest bearing demand deposits, certificates of deposit $100,000 and over, and other time deposits carried average balances at December 31, 2002 that were in excess of 10 percent of average total deposits. The average amount and rate of these deposits can be found in Part I, Item 1, in the distribution of Assets, Liabilities, and Shareholders Equity: Interest Rate and Interest Differentials table found on page 3 of this document. The maturities of certificates of deposits over $100,000 and other time deposits appear in Part II, Item 7, Note 6 of this report.

RETURN ON EQUITY AND ASSETS

Certain ratios for equity and assets as of December 31, 2002 and December 31, 2001 are presented as follows:

	December 31, 2002	December 31, 2001
Return on average shareholders’ equity	(13.22)%	(19,71)%
Return on average assets	(1.77)	(4.35)
Dividend payout ratio	—	—
Average shareholders’ equity to average assets	13.40	22.09

Item 2. Description of Property

On April 6, 1999, the Corporation entered into two leases, which have expired and have been renegotiated. One lease is for the Corporation’s executive offices and the other lease is for the main banking office of Smith River Community Bank, N.A. The executive office lease is for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. The Bank’s main office lease covers nearly 2,486 additional square feet and is located at 730 East Church Street and Booker Road in Martinsville, Virginia. Both leases commenced on August 1, 2002 and are slated to expire on July 31, 2007. Neither lease has a renewal option, but the lessor and the lessee have agreed to discuss renewal options.

The Corporation also has a lease for a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia where we opened our second branch of Smith River Community Bank, N.A. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999 and expires 36 months from the opening of the branch, December 4, 2000. The third branch of Smith River Community Bank, N.A. opened on August 6, 2001 at 105 Dobyns Road in Stuart, Virginia. A modular facility was purchased for the branch, but the property is being leased for a 10-year period which began August 6, 2001 with options to extend.

Franklin Community Bank, N.A. is located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a storefront location with a monthly lease of approximately $1,963 on a month-to-month basis while a main office facility is being built.

Neither the Corporation or the banks own any real property.

Item 3. Legal Proceedings

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4. Submission of Matters To A Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that was effective November 4, 1999, registering the shares for the public offering. The registration statement covered the issuance of a maximum of 912,500 shares for common stock to the general public and 87,500 units to be issued to the organizers. Each unit consists of one share of stock and one warrant to buy one share of stock in the future at a price of $10.00 per share. The common stock and the units were sold at a price of $10.00 per share or unit. The primary reason for the offering was to organize and capitalize Smith River Community Bank, N.A. Following the effective date of the registration statement, the Corporation began accepting subscriptions for stock which were deposited with an escrow agent. The offering was completed in July 2000 with total proceeds of $6,893,680.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement offered a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. It also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A., to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc. The offering was completed December 31, 2002 with total proceeds of $7,135,821.

Pursuant to the secondary offering, MainStreet BankShares, Inc. filed with the Federal Reserve Bank for approval to allow TCF Financial Corporation (“TCF”) to acquire up to 9.99% of the outstanding common stock of MainStreet BankShares, Inc. TCF also filed with their Federal Reserve Bank for approval of the same. Both were granted approvals, and TCF purchased 135,945 shares of BankShares’ common stock in the secondary offering. This purchase equates to 9.93% of common stock outstanding excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 East Lake Street, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. The Company has 375 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

We do not anticipate that our common stock will be traded actively for some time. At some point in the future, we may investigate trading on the over-the-counter market or on an established exchange. Before we can do that we will have to find licensed investment banking firms willing to make a market in our stock.

There are approximately 1,817 shareholders of common stock as of December 31, 2002.

In order to preserve capital to facilitate growth and expansion, MainStreet BankShares, Inc. does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to the Corporation by Smith River Community Bank, N.A. and Franklin Community Bank, N.A. Neither Smith River Community Bank, N.A. or Franklin Community Bank, N.A. similarly do not anticipate paying any dividends to BankShares in the foreseeable future because of the need to facilitate growth and expansion. The banks are also limited in the amount of dividend payments by the Office of the Comptroller of the Currency (“OCC”) which regulates Smith River and Franklin Bank. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval.

The information required on the description of equity compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans
Approved by security holders	105,833	$10.00	—
Equity compensation plans
Not approved by security holders	—	—	—

Total	105,833	$10.00	—

Refer to Part II, Item 7, Note 12 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6. Management’s Discussion and Analysis

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

General

MainStreet BankShares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the name to MainStreet BankShares, Inc. The Corporation was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A. The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the “Commission”), to register the stock for a public offering. The registration statement was declared effective by the Commission on November 4, 1999. MainStreet BankShares, Inc. raised $6,893,680 through its initial public offering. Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of Smith River from the proceeds of the offering. MainStreet BankShares, Inc. received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A. MainStreet BankShares, Inc. successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A. The Bank received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

Smith River Community Bank, N.A. was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. Smith River applied for both the charter and deposit insurance on March 31, 1999. Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999. As previously mentioned, Smith River Community Bank, N.A. received final approvals from the Comptroller of the Currency and the Federal Deposit Insurance Corporation on July 21, 2000 with permission to open on July 24, 2000. For the initial years, Smith River anticipates that it will rely on local advertising and personal contacts of its directors, employees, and shareholders to attract customers and business to the bank. Smith River plans to operate as a locally owned and operated commercial bank emphasizing personal customer service and other advantages of banking with a locally owned community bank.

The primary source of funds for the Corporation, prior to the opening of Smith River Community Bank, N.A., came from the Organizers who are also directors of Smith River or the Corporation. The Organizers formed FCNB LLC, a limited liability company, to organize the Corporation and Smith River and to provide for financing of organization, pre-opening, and offering expenses. The Organizers continued to make advances for expenses until the completion of the offering. The Corporation repaid the LLC for the advances with funds received from the offering.

Smith River Community Bank, N.A. opened an additional branch at 380 Riverside Drive, Bassett, Virginia on December 4, 2000 and began to accept deposits and make loans at that location. The Bank opened its third branch at 105 Dobyns Road, Stuart, Virginia on August 6, 2001.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering that offered a minimum of 510,850 shares and a maximum of 891,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A., (“Franklin Bank”), to be an additional wholly-owned subsidiary of MainStreet BankShares, Inc. All pre-opening and organizational costs were funded by the Corporation, which also utilized a line of credit. The total amount of expense related to the pre-opening and organizational costs at December 31, 2002 and December 31, 2001 was $212,299 and $180,129, respectively. Deferred costs directly related to the offering at December 31, 2001 were $115,472 and increased to $260,880 in 2002 and were netted against capital upon completion of the offering. BankShares raised $7,135,821 through its secondary offering to the public which was completed on December 31, 2002. Upon formation of Franklin Community

Bank, N.A., the Corporation purchased all the stock of Franklin Bank from the proceeds of the offering. The State Corporation Commission and the Federal Reserve Bank gave approvals for MainStreet BankShares, Inc. to acquire 100% of the common stock of Franklin Bank on July 23, 2002 and July 18, 2002, respectively.

Franklin Community Bank, N.A. was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency on October 24, 2001. Franklin Bank received its preliminary approval from the Federal Deposit Insurance Corporation on November 2, 2001. Final approvals were received from the OCC and the FDIC on September 12, 2002 with permission to open on September 16, 2002. Franklin Bank’s initial capitalization was provided by BankShares purchasing $5,867,500 of its common stock.

Franklin Bank plans to operate much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the bank. Franklin Bank is initially located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia in a storefront. A main office facility is currently being built.

TCF Financial Corporation

MainStreet BankShares, Inc., in conjunction with the filing with the Federal Reserve Bank for approval of MainStreet to acquire 100% of the stock of the Franklin Bank, also filed to allow TCF Financial Corporation (“TCF”) to acquire up to 9.99% of the outstanding common stock of MainStreet BankShares, Inc. pursuant to the secondary offering. TCF also filed with their Federal Reserve Bank for approval of the same. Both were granted approvals, and TCF purchased 135,945 shares of BankShares’ common stock in the secondary offering. This purchase equates to 9.93% of common stock outstanding excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquarted at 200 East Lake Street, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. The Company has 375 banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

Overview

Total assets at December 31, 2002 and 2001 were $64,656,420 and $33,727,112, respectively, an increase of $30,929,308, or 91.70%. Total shareholders’ equity at December 31, 2002 and 2001 was $10,846,352 and $4,669,039, respectively.

The Corporation’s net loss for the twelve months ending December 31, 2002 and 2001 was $(813,891) and $(1,037,386), respectively. This equates to a decrease of $223,495, or 21.54%. The 2002 and 2001 net loss include pre-opening and organizational costs for Franklin Bank in the amount of $180,129 and $212,299, respectively. The 2002 loss includes 3 ½ months of operations for Franklin Bank. The 2001 expense includes a full year of operations for Smith River with two branches and five months with a third branch.

As can be seen from the original organization of the Corporation, MainStreet BankShares, Inc. has experienced significant growth and change. MainStreet began as a one-bank holding company with one banking branch and has grown to a two-bank holding company with four banking branches. From the opening of the first branch in late July 2000 to December 31, 2002, a little over two years and four months, the Corporation’s total assets have grown to $64.7 million. Smith River Community Bank, N.A. ended the year with $49.3 million in total assets. Smith River experienced four straight months of profitability in 2002 beginning with September 2002, which was ahead of original projections for profitability, which was not expected to be attained until the third complete year in operation. It is anticipated that Smith River will be cumulatively profitable in 2003, however, the level of profitability in 2003 may be lower than anticipated due to the compression of the net interest margin. The Federal Reserve has lowered interest rates 475 basis points beginning in 2001 through year-end 2002. This has had and will continue to have a negative impact on the net interest margin. De novo banks such as Smith River must price new loans competitively and consequently do not have older, higher yielding loans in their portfolio. The same holds true for Franklin Community Bank, N.A. This bank opened on September 16, 2002 and at December 31, 2002 had accumulated total assets of $15.3 million. Franklin Bank has entered the banking industry during a very compressed interest rate environment. Franklin Bank operates in a separate and more vibrant market, which has a stronger economy than the market in which Smith River Bank operates. This provides a distinct advantage to the Corporation. Franklin Bank is not expected to reach profitability until the third complete year of operations. It is currently anticipated that the trend of growth for the Corporation will continue in 2003. However, uncertainties affecting the national and regional economies may reduce or even eliminate anticipated profitability and growth.

Results of Operation

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured by the net interest margin. MainStreet BankShares, Inc. principal source of income is from the net interest margin. The distribution of assets, liabilities, and equity along with the related interest income and interest expense is presented on page 3 of this document. The general level of interest rates remained low during 2002. The Federal Reserve cut interest rates eleven different times during 2001. The federal funds interest rate was cut from a beginning federal funds rate of 6.00% at January 1, 2001 to an ending rate of 1.75% at December 31, 2001. The Federal Reserve again lowered the federal funds rate 50 basis points in the fourth quarter of 2002 to 1.25%. These interest rate declines compressed the net interest margin in 2001 and continued even greater in 2002. The net interest margin for MainStreet BankShares, Inc. at December 31, 2002 and 2001 was 3.50% and 4.07%, respectively. Net interest income was $1,540,851 and $908,319 for the years ending December 31, 2002 and 2001, respectively. The dollar increase was due to increased volumes primarily in loans. The compressed interest rate structure dropped the net interest margin 57 basis points.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year-to-date periods ending December 31, 2002 and 2001, the provision for loan losses was $379,945 and $248,493, respectively. The allowance for loan losses, or the reserve, was $566,025 and $306,129 at December 31, 2002 and 2001, respectively. This allowance equated to 1.22% and 1.31% of loans, net of unearned income at December 31, 2002 and 2001, respectively. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio taking into effect any nonperforming loans, problem loans, the mix of the portfolio, current economic conditions, peer comparisons, loan loss experience, unsecured lending, and concentrations of credit. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Noninterest income for the year ending December 31, 2002 and December 31, 2001 was $208,135 and $94,543, respectively, an increase of $113,592, or 120.15%. Service charges on deposit accounts increased $54,768, or 136.60% in the year 2002 in comparison to 2001. Other fee income and miscellaneous income increased $90,328, or 399.88% in 2002 in comparison to 2001. Of this amount, $63,130 was mortgage loan brokerage income, which is received for originating and selling loans on the secondary market. The remainder of the increase in other fee income was due to ATM income, checkbook charges and other commission income. Gains on sales of securities declined in 2002 to $355 compared to $31,859 in 2001.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2002 and December 31, 2001 was $2,182,932 and $1,791,755, respectively, an increase of $391,177, or 21.83%. Noninterest expense included $212,299 and $180,129 of pre-opening and organizational costs for Franklin Bank in 2002 and 2001, respectively. These expenses were in salaries and wages, legal fees, supplies, advertising, lease and utility expenses and other categories. Salaries and employee benefits costs were $947,110 and $877,015 in 2002 and 2001, respectively, an increase of $70,095, or 7.99%. Staffing costs for Franklin Bank along with a full year of operations for the third branch of Smith River were included in this expense. Occupancy and equipment costs were $397,735 in 2002 and $323,202 in 2001, an increase of $74,533, or 23.06%. A full year of lease payments, depreciation, and equipment costs for the third branch of Smith River, Franklin Bank, and certain lease payment increases contributed to the increase in expense from year to year. Professional fees were $257,709 and $217,610 in 2002 and 2001, respectively, an increase of $40,099, or 18.43%. This increase was primarily due to costs associated with the organization of Franklin Bank along with other corporate expense in 2002. Outside processing costs for 2002 and 2001 were $165,459 and $112,188, respectively, an increase of $53,271, or 47.48%. These expenses included increases in data processing costs, check charges, and other outside processing primarily related to the organization and operations of Franklin Bank. Other expenses were $304,754 and $198,083 for the years ending December 31, 2002 and December 31, 2001, respectively, an increase of $106,671,or 53.85%. The main categories of increase were in advertising and promotion, filing and recording costs, telephone expense, and supplies expense. These expenses are primarily related to a full year of expense related to the third branch of Smith River and expense related to the opening and operations of Franklin Bank.

Income Taxes

The Corporation is subject to both federal and state income taxes. The subsidiary banks, however, are subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the subsidiary banks will be profitable until at least the third full year of operations for each. Because of this and the start up costs associated with the banks, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the Bank should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the year-to-date periods ended December 31, 2002 and 2001.

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

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and corporate securities. The Corporation’s policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at December 31, 2002 and December 31, 2001.

Loan Portfolio

Bankshares has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2002 and 2001 the breakdown of gross loans in the loan portfolio was as follows:

	2002		2001
Commercial	$30,130,845	65.20%	$14,316,209	61.11%
Residential real estate	10,340,175	22.38	6,278,546	26.80
Consumer	5,739,082	12.42	2,832,601	12.09

Total	$46,210,102	100.00%	$23,427,356	100.00%

As can be seen by the loan portfolio dollars, MainStreet BankShares, Inc. experienced substantial loan growth in 2002. Commercial loans continue to be the primary source of lending. BankShares did have one area of concentration at year-end in loans for real estate with an outstanding balance of $6,509,865. Nonperforming loans at December 31, 2002 were

$69,490, comprised of $4,045 in one loan past due 90 days and $65,445 in two nonaccrual loans. This equates to .15% of loans, net of unearned income. There were no loans past due 90 days or on nonaccrual at December 31, 2001. Net charge-offs were .37% and .27% of average loans outstanding for the years ended December 31, 2002 and December 31, 2001, respectively.

Deposits

Total deposits at December 31, 2002 and 2001 were $53,509,426 and $28,746,006, respectively. The deposit mix was as follows:

	2002		2001
Demand deposits	$6,561,902	12.26%	$2,989,085	10.40%
Interest checking deposits	2,315,249	4.33	1,053,742	3.66
Money market deposits	6,286,307	11.75	4,139,024	14.40
Savings deposits	1,325,012	2.47	600,236	2.09
Certificates of deposit $100,000 and over	16,881,738	31.55	10,435,419	36.30
Other time deposits	20,139,218	37.64	9,528,500	33.15

Total	$53,509,426	100.00%	$28,746,006	100.00%

Total deposits increased $24,763,420, or 86.15% at year-end 2002 compared to year-end 2001. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our markets. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix.

Shareholders’ Equity

Total shareholders’ equity was $10,846,352 and $4,669,039 at December 31, 2002 and 2001, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 were netted against equity. The secondary stock offering was completed December 31, 2002 with gross proceeds of $7,135,821. Offering expenses of $260,880 were netted against equity. All capital levels are well in excess of required regulatory minimums for a well-capitalized institution. See Note No. 13 to the financial statements for capital ratios.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. BankShares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. The Corporation also has overnight borrowing lines available with their correspondent bank along with ability to borrow long-term using collateral from the Federal Home Loan Bank. The Corporation’s ratio of liquid assets to total liabilities at December 31, 2002 and December 31, 2001 was 24.85% and 16.43%, respectively. Deposits provide the basic core for liquidity.

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

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MainStreet BankShares, Inc.

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and subsidiaries as of

December 31, 2002 and 2001, and the related consolidated statements of loss, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

McLeod & Company

Roanoke, Virginia

January 29, 2003

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	December 31, 2002	December 31, 2001
Cash and due from banks	$1,515,436	$894,475
Interest-bearing deposits in other banks	28,809	32,156
Federal funds sold	6,377,000	498,000
Securities available-for-sale	9,811,362	7,929,699
Loans:
Commercial loans	30,130,845	14,316,209
Residential real estate loans	10,340,175	6,278,546
Consumer loans	5,739,082	2,832,601

Total Gross Loans	46,210,102	23,427,356
Unearned income and deferred fees	114,842	—

Loans, net of unearned income and deferred fees	46,324,944	23,427,356
Less: Allowance for loan losses	(566,025)	(306,129)

Net Loans	45,758,919	23,121,227
Deferred stock issuance costs	—	115,472
Furniture, fixtures and equipment, net	764,937	809,082
Accrued interest receivable	235,567	238,264
Other assets	164,390	88,737

Total Assets	$64,656,420	$33,727,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$6,561,902	$2,989,085
Interest checking deposits	2,315,249	1,053,742
Money market deposits	6,286,307	4,139,024
Savings deposits	1,325,012	600,236
Certificate of deposits $100,000 and over	16,881,738	10,435,419
Other time deposits	20,139,218	9,528,500

Total Deposits	53,509,426	28,746,006
Short-term borrowings	—	75,500
Accrued interest payable and other liabilities	300,642	236,567

Total Liabilities	53,810,068	29,058,073

Shareholders’ Equity :
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,368,970 shares in 2002 and 689,368 shares in 2001, respectively	13,583,103	6,708,162
Accumulated deficit	(2,870,441)	(2,056,550)
Accumulated other comprehensive income	133,690	17,427

Total Shareholders’ Equity	10,846,352	4,669,039

Total Liabilities and Shareholders’ Equity	$64,656,420	$33,727,112

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Loss

	Year Ended December 31, 2002	Year Ended December 31, 2001
Interest Income:
Interest and fees on loans	$2,187,005	$1,159,898
Interest on interest-bearing deposits	51,133	18,692
Interest on federal funds sold	55,736	70,499
Interest on securities available-for-sale	354,214	412,899

Total Interest Income	2,648,088	1,661,988

Interest Expense:
Interest on certificates of deposit $100,000 and over	492,091	359,880
Interest on other deposits	604,730	391,260
Interest on short-term borrowings	10,416	2,529

Total Interest Expense	1,107,237	753,669

Net Interest Income	1,540,851	908,319
Provision for loan losses	379,945	248,493

Net Interest Income After Provision for Loan Losses	1,160,906	659,826

Noninterest Income:
Service charges on deposit accounts	94,863	40,095
Other fee income and miscellaneous income	112,917	22,589
Gain on sales of securities	355	31,859

Total Noninterest Income	208,135	94,543

Noninterest Expense:
Salaries and employee benefits	947,110	877,015
Occupancy and equipment expense	397,735	323,202
Professional fees	257,709	217,610
Advertising and promotion	110,165	63,657
Outside processing	165,459	112,188
Other expenses	304,754	198,083

Total Noninterest Expense	2,182,932	1,791,755

Net Loss	$(813,891)	$(1,037,386)

Per Share:
Basic:
Net Loss Per Share	$(.94)	$(1.50)

Average Shares Outstanding	864,589	689,368
Fully Diluted:
Net Loss Per Share	$(.94)	$(1.50)

Average Shares Outstanding	864,589	689,368

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number Of Common Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2000	689,368	$6,708,162	$(1,019,164)	$14,423	$5,703,421
Comprehensive Income (Loss)
Net loss	—	—	(1,037,386)	—	(1,037,386)
Other comprehensive income:
Change in unrealized gains on available-for-sale Securities	—	—	—	3,004	3,004

Total Comprehensive Income (Loss)	—	—	(1,037,386)	3,004	(1,034,382)

Balance at December 31, 2001	689,368	6,708,162	(2,056,550)	17,427	4,669,039
Comprehensive Income (Loss)
Net loss	—	—	(813,891)	—	(813,891)
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	—	—	—	116,263	116,263

Total Comprehensive Income (Loss)	—	—	(813,891)	116,263	(697,628)
Issuance of common stock	679,602	7,135,821	—	—	7,135,821
Deferred stock issuance costs	—	(260,880)	—	—	(260,880)

Balance at December 31, 2002	1,368,970	$13,583,103	$(2,870,441)	$133,690	$10,846,352

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash Flows From Operating Activities:
Net loss	$(813,891)	$(1,037,386)
Provision for loan losses	379,945	248,493
Depreciation	160,890	123,175
Amortization of discounts and premiums, net	22,848	(2,140)
Gains on sales of securities	(355)	(31,859)
(Increase) decrease in accrued interest receivable	2,697	(143,352)
Increase in other assets	(75,653)	(67,449)
Increase in accrued interest payable and other liabilities	64,075	96,574

Net cash used by operating activities	(259,444)	(813,944)

Cash Flows From Investing Activities:
Decrease in interest-bearing deposits in other banks	3,347	194,588
Increase in federal funds sold	(5,879,000)	(26,000)
Purchases of furniture, fixtures, and equipment	(116,745)	(420,579)
Purchases of securities available-for-sale	(17,706,044)	(15,278,203)
Proceeds from calls and maturities of securities available-for-sale	15,918,151	10,942,433
Proceeds from sales of securities available-for-sale	—	907,858
Increase in loans	(23,017,637)	(15,705,905)

Net cash used by investing activities	(30,797,928)	(19,385,808)

Cash Flows From Financing Activities:
Increase in time deposits $100,000 and over	6,446,319	7,351,105
Increase in other time deposits	10,610,718	6,508,757
Increase in other deposits	7,706,383	6,806,809
Increase (decrease) in short-term borrowings	(75,500)	75,500
Proceeds from issuance of common stock	7,135,821	—
Costs of stock issuance	(145,408)	(115,472)

Net cash provided by financing activities	31,678,333	20,626,699

Net increase in cash and cash equivalents	620,961	426,947
Cash and cash equivalents at beginning of year	$894,475	$467,528

Cash and cash equivalents at end of year	$1,515,436	$894,475

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,114,153	$693,520

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Note 1 – Summary of Accounting Policies

(a) General

MainStreet BankShares, Inc. (the “Corporation” or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (the “Bank”). The Bank opened for business on July 24, 2000 and began its operations as a full service commercial bank. Prior to the organization of the Corporation, the Corporation’s directors, who were also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs.

The Corporation raised $6,893,680 through a sale of its common stock and units. The Corporation filed a registration statement on Form SB-2 to register the stock, which was declared effective by the Securities and Exchange Commission on November 4, 1999. Proceeds from the sale of the stock were primarily used to acquire all of the stock of the Bank on July 24, 2000.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency (“OCC”) on October 24, 2001 and from the Federal Deposit Insurance Corporation (“FDIC”) on November 2, 2001. Final approval was received from the OCC and from the FDIC on September 12, 2002 with permission to open on September 16, 2002. The State Corporation Commission and the Federal Reserve Bank both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the stock of Franklin Community Bank, N.A. on July 23, 2002 and July 18, 2002, respectively. On September 13, 2002, the escrow funds were released from First Citizens Bank and Company, Inc. after having received all requirements, to MainStreet BankShares, Inc. MainStreet BankShares, Inc. then purchased the stock of Franklin Community Bank, N.A. Franklin Community Bank, N.A. did open for business on September 16, 2002. Franklin Bank plans to operate, much like Smith River Community Bank, N.A., as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank.

As provided in the registration statement, the offering would terminate at June 30, 2002 if the minimum of all shares of common stock to the public and the organizers of 571,424 had not been sold, but MainStreet BankShares, Inc. reserved the right to extend the offering to December 31, 2002. The Board of Directors of MainStreet BankShares, Inc. voted unanimously at a regular meeting of the board on June 19, 2002, to extend the offering to September 30, 2002. At a regularly scheduled meeting of the Board of Directors of MainStreet BankShares, Inc. on September 18, 2002, the Board of Directors voted unanimously to extend the offering to December 31, 2002. The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821. All pre-opening and organizational costs were funded by the Corporation, which also utilized a line of credit. The total amount of expense related to the pre-opening and organizational costs for the years ended December 31, 2002 and December 31, 2001 was $212,299 and $180,129, respectively. Total deferred costs associated with the offering that were netted against common stock were $260,880 of which $145,408 and $115,472 were accumulated in 2002 and 2001, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

(e) Loans

Loans are stated at the unpaid principal balances. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. It is the Corporation’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis. Interest on impaired loans is recognized in the same manner as loans that are not considered impaired; that is, interest is generally recognized on the cash basis once the collection of principal and interest is 90 days or more past due.

(f) Loan Fees and Costs

BankShares adopted Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases”. Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin. A regular review will be conducted on the pricing levels of fees and costs as experience with our lending processes increases.

(g) Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(h) Other Real Estate

Other real estate comprises properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of cost or fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions.

(i) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense on a straight-line basis over the estimated useful lives. Maintenance, repairs and minor improvements are charged to expense as incurred. Significant improvements are capitalized.

(j) Organizational Costs

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

(k) Stock Options and Warrants

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

(l) Advertising Costs

Advertising costs are expensed as incurred.

(m) Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(n) Loss Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the years ending December 31, 2002 and December 31, 2001 the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(o) Use of Estimates

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Corporation’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Corporation to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2002 and 2001 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$4,749,671	$29,815	$(1,326)	$4,778,160
Mortgage backed securities	2,526,691	41,123	—	2,567,814
Corporate bonds	1,983,309	64,645	(566)	2,047,388
Other securities	418,000	—	—	418,000

Total securities available-for-sale	$9,677,671	$135,583	$(1,892)	$9,811,362

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$5,734,435	$20,277	$(10,874)	$5,743,838
Corporate bonds	1,994,237	26,255	(18,231)	2,002,261
Other securities	183,600	—	—	183,600

Total securities available-for-sale	$7,912,272	$46,532	$(29,105)	$7,929,699

The amortized costs and market values of securities available-for-sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$3,249,904	$3,249,177
Due after one year but within five years	5,759,999	5,887,102
Due after five years but within ten years	249,768	257,083
Due after ten years	418,000	418,000

	$9,677,671	$9,811,362

Gross gains of $355 and $31,859 were realized on sales and calls of securities available-for-sale for 2002 and 2001, respectively. Securities available-for-sale with carrying values approximating $2,846,752 and $3,685,094 at December 31, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
Balance at beginning of year	$306,129	$93,100
Provision for loan losses	379,945	248,493
Losses charged to allowance	(120,149)	(36,064)
Recoveries credited to allowance	100	600

Balance at end of year	$566,025	$306,129

Nonperforming assets at December 31, 2002 were as follows:

Nonaccrual loans	$65,445
Loans past due 90 days or more	4,045

Total nonperforming loans	69,490
Other real estate owned	86,524

Total nonperforming assets	$156,014

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Nonperforming loans were .15% of loans, net of unearned income at December 31, 2002.

The effect of nonaccrual loans on interest income was as follows:

2002
Gross amount of interest that would have been recorded at original rate	$5,848
Interest reflected in interest income	3,716

Net impact on interest income	$2,132

At December 31, 2002, there were $183,884 in loans that were identified as impaired in accordance with SFAS 114. The total allowance for loan losses related to such loans was $45,000. The average balance during 2002 for impaired loans was approximately $131,000. The total interest income related to impaired loans reflected in the 2002 statement of income was $10,928.

There were no nonperforming loans or assets or impaired loans at December 31, 2001.

Note 4 – Related Party Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2002 and 2001 for all such loans that exceeded $60,000 individually are summarized below:

	2002	2001
Balance at beginning of year	$638,782	$—
Additions	3,266,433	666,305
Payments	(407,366)	(27,523)

Balance at end of year	$3,497,849	$638,782

These loans, in the opinion of management, are believed to involve no more than normal risk of collectibility. Total unfunded commitments were $450,416 and $13,695 at December 31, 2002 and 2001, respectively.

Note 5 – Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31, 2002 and 2001 are as follows:

	2002	2001
Furniture and equipment	$787,978	$703,995
Computer software	200,167	170,802
Leasehold improvements	94,367	91,052

	1,082,512	965,849
Accumulated depreciation and amortization	(317,575)	(156,767)

Furniture, fixtures and equipment, net	$764,937	$809,082

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Note 6 – Deposits

The maturities of certificates of deposit $100,000 and over and other time deposits at December 31, 2002 are as follows:

	Certificates of Deposit $100,000 and Over	Other Time Deposits
Three months or less	$2,355,191	$2,273,305
Over 3 through 6 months	3,925,396	2,875,389
Over 6 through 12 months	4,570,742	8,276,372
Over 12 months	6,030,409	6,714,152

Total	$16,881,738	$20,139,218

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2002 and 2001 were $5,529,196 and $1,402,777, respectively.

Note 7 – Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The primary items resulting in deferred tax assets at December 31, 2002 are unamortized organizational costs, loan loss reserves, and net operating losses of $605,000, $247,000 and $2,525,000, respectively. The primary items resulting in deferred tax liabilities at December 31, 2002 are depreciation of $255,000 and net loan costs and fees of $294,000. However, the resulting net deferred tax assets at December 31, 2002 and 2001 have been fully offset by a valuation allowance to reflect the high degree of uncertainty regarding the ultimate realization of the related tax benefits. If the operations are not ultimately profitable, the tax benefits will not be realized. The Corporation’s net operating loss of $2,525,000 is available to offset future taxable income, if any, through 2022.

Note 8 – Loss Per Share

	Year Ended December 31, 2002
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(813,891)	864,589	$(.94)
Diluted EPS
Income (loss) available to common shareholders	$(813,891)	864,589	$(.94)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

	Year Ended December 31, 2001
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(1,037,386)	689,368	$(1.50)
Diluted EPS
Income (loss) available to common shareholders	$(1,037,386)	689,368	$(1.50)

Note 9 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” upon the opening of the Bank. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of December 31, 2002 and 2001.

Net unrealized gains on securities available-for-sale:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Net unrealized holding gains during the year	$116,618	$34,863
Less reclassification adjustments for gains included in net income	(355)	(31,859)
Income tax benefit	—	—

Change in Accumulated Other Comprehensive Income	$116,263	$3,004

Note 10 – Employee Benefit Plans

MainStreet BankShares, Inc. funds certain costs for medical benefits in amounts determined at the discretion of management. There are no postretirement benefits at this time. BankShares has a 401-k plan which provides for contributions by employees. BankShares currently does not have a matching contribution.

Note 11 – Leases and Commitments

The Corporation entered into two leases for its facilities in Martinsville, Virginia. One lease is for the Corporation’s executive offices and the other lease is for the main banking office of Smith River Community Bank, N.A. The executive office lease is for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. The Bank’s main office lease covers nearly 2,486 additional square feet and is located at 730 East Church Street and Booker Road in Martinsville, Virginia. Both leases commenced on August 1, 2002 and are slated to expire on July 31, 2007. Neither lease has a renewal option, but the lessor and the lessee have agreed to discuss renewal options.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The Corporation also has a lease for a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia for the second branch of Smith River Community Bank, N.A. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999 and expires 36 months from the opening of the branch, December 4, 2000. The third branch of Smith River Community Bank, N.A. opened on August 6, 2001 at 105 Dobyns Road in Stuart, Virginia. A modular facility was purchased for the branch, but the property is being leased for a 10-year period which began August 1, 2001 with options to extend.

Franklin Community Bank, N.A. is located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a storefront location with a monthly lease of approximately $1,963 on a month-to-month basis while a main office facility is being built. As of December 31, 2002, a verbal commitment has been made to lease the main office facility once construction is complete. While the final agreement is still being negotiated, it is anticipated that Franklin Community Bank, N.A. will provide permanent financing to the owners and lease the facility for a 15 year period. One of the owners is also a director of Franklin Community Bank, N.A. and both owners are shareholders of BankShares.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $109,000 and $102,000 for the years ended December 31, 2002 and 2001, respectively. Future rental payments under non-cancelable operating leases approximate $106,000, $62,000, $61,000, $48,000 and $48,000 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

Neither the Corporation or the Bank own any real property.

The Corporation has entered into an employment agreement with its President and Chief Executive Officer. The agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary date. Under the terms of the agreement, the individual will continue in a consulting capacity after the end of the period of employment until age 70. The Corporation has also entered into an employment contract with its Executive Vice President and Chief Financial Officer. This agreement also has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary.

Note 12 – Stock Options and Warrants

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

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 87,500 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $10.00 per share. The warrants are not immediately exercisable. The right to exercise the warrants will vest for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date the Bank opened for business, so long as the organizer/director has served continuously as a director of MainStreet BankShares, Inc. or Smith River Community Bank, N.A. from its opening until the particular anniversary and has attended a minimum of 75% of the Board of Directors meetings during the period. However, all the warrants will become vested upon the change in control of MainStreet BankShares, Inc. or a sale by the company of all or substantially all its assets. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

Expected dividend yield of 0%.

The Corporation applies APB Opinion No. 25 in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options or warrants in the consolidated financial statements. Had the Corporation determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Corporation’s net loss would have increased to the proforma amounts indicated as follows:

	Year Ended 2002	Year Ended 2001
Net Loss:
As reported	$(813,891)	$(1,037,386)
Proforma	$(990,849)	$(1,212,115)
Basic net loss per share:
As reported	$(.94)	$(1.50)
Proforma	$(1.15)	$(1.76)
Diluted net loss per share:
As reported	$(.94)	$(1.50)
Proforma	$(1.15)	$(1.76)

Following is a status and summary of changes of options and warrants during the years ended December 31, 2002 and 2001 with a weighted average exercise price of $10 and weighted average contractual maturity of 7.6 and 8.6 years at December 31, 2002 and 2001, respectively.

	Year Ended 2002	Year Ended 2001
Outstanding at beginning of year	105,833	117,500
Granted	—	—
Exercised	—	—
Forfeited	—	(11,667)

Outstanding at year-end	105,833	105,833

At December 31, 2002, there were 20,000 options and 50,004 warrants exercisable at a weighted average price of $10. At December 31, 2001, there were 10,000 options and 22,883 warrants exercisable at a weighted average price of $10.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Note 13 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. BankShares will not be paying dividends until they become profitable and it is deemed appropriate by management.

Smith River Community Bank, N.A. and Franklin Community Bank, N.A. are members of the Federal Reserve System; however, they process daily through a correspondent bank, Community Bankers’ Bank. Both banks must currently maintain a reserve balance of $50,000 with the correspondent bank.

BankShares and the subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and the subsidiary banks to maintain minimum capital ratios. At December 31, 2002 and 2001, BankShares and the subsidiary banks are above capital adequacy requirements to which they are subject. Actual capital amounts and ratios for MainStreet BankShares, Inc. are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$11,278,687	23.51%	$3,838,000	8.00%	$4,797,000	10.00%
Tier I capital (to risk weighted assets)	10,712,662	22.33	1,919,000	4.00	2,878,000	6.00
Tier I capital (to average assets)	10,712,662	18.25	2,348,000	4.00	2,935,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$4,957,741	19.87%	$1,996,480	8.00%	$2,495,600	10.00%
Tier I capital (to risk weighted assets)	4,651,612	18.64	998,240	4.00	1,497,360	6.00
Tier I capital (to average assets)	4,651,612	14.26	1,304,717	4.00	1,630,896	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Actual capital amounts and ratios for Smith River Community Bank, N.A. are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$4,768,563	13.04%	$2,927,000	8.00%	$3,659,000	10.00%
Tier I capital (to risk weighted assets)	4,333,237	11.85	1,463,000	4.00	2,195,000	6.00
Tier I capital (to average assets)	4,333,237	9.42	1,840,000	4.00	2,300,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$4,903,507	19.77%	$1,984,000	8.00%	$2,481,000	10.00%
Tier I capital (to risk weighted assets)	4,597,378	18.54	992,000	4.00	1,488,000	6.00
Tier I capital (to average assets)	4,597,378	14.14	1,300,000	4.00	1,625,000	5.00

Actual capital amounts and ratios for Franklin Community Bank, N.A. are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$5,233,955	46.05%	$909,000	8.00%	$1,137,000	10.00%
Tier I capital (to risk weighted assets)	5,103,255	44.90	455,000	4.00	682,000	6.00
Tier I capital (to average assets)	5,103,255	40.05	510,000	4.00	637,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Note 14 – Parent Company Financial Information

CONDENSED BALANCE SHEET

	December 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$78,762	$—
Interest-bearing deposits in other banks	1,203,159	4,917
Furniture, fixtures and equipment	2,879	18,614
Other assets	26,222	130,547
Investments in subsidiary banks	9,570,183	4,614,804

Total Assets	$10,881,205	$4,768,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$—	$75,500
Accrued interest payable and other liabilities	34,853	24,343

Shareholders’ Equity:
Common shareholders’ equity	10,846,352	4,669,039

Total Liabilities and Shareholders’ Equity	$10,881,205	$4,768,882

CONDENSED STATEMENT OF INCOME

	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenue:
Equity in undistributed loss of subsidiary banks	$(1,028,384)	$(861,207)
Interest income	52,723	10,349
Other income	679,211	—

	(296,450)	(850,858)
Expenses:
Interest on short-term borrowing	10,040	197
Other expense	507,401	186,331

	517,441	186,528

Loss Before Income Tax Benefit	(813,891)	(1,037,386)

Income tax benefit	—	—
Net Loss	$(813,891)	$(1,037,386)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash Flows From Operating Activities:
Net loss	$(813,891)	$(1,037,386)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,807	1,171
Equity in undistributed loss of subsidiary banks	1,028,384	861,207
Net increase in other assets	(11,147)	(15,075)
Net increase in other liabilities	10,510	24,343

Net Cash Provided (Used) by Operating Activities	215,663	(165,740)

Cash Flows From Investing Activities:
Net increase (decrease) in interest-bearing deposits	(1,198,242)	221,827
Purchases of furniture and equipment	(54,176)	(19,785)
Capital contributed to subsidiary banks	(5,867,500)	—
Transfer of furniture, fixtures, and equipment to subsidiary bank	68,104	—

Net Cash Provided (Used) in Investing Activities	(7,051,814)	202,042

Cash Flows from Financing Activities:
Increase (decrease) in short-term debt	(75,500)	75,500
Proceeds from issuance of common stock	7,135,821	—
Costs of stock issuance	(145,408)	(115,472)

Net Cash Provided (Used) By Financing Activities	6,914,913	(39,972)

Net Increase (Decrease) in Cash	78,762	(3,670)
Cash at Beginning of Year	—	3,670

Cash at End of Year	$78,762	$—

Note 15 – Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, BankShares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2002 and 2001 outstanding commitments to extend credit were $7,663,872 and $5,323,597, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Note 16 – Concentrations of Credit Risk

Virtually all of MainStreet BankShares Inc. business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture, pre-built housing, and agricultural. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have one area classified as a concentration of credit. The area of concentration is loans for real estate with an outstanding balance of $6,509,865 at December 31, 2002. There were no concentrations of credit at December 31, 2001.

MainStreet has established policies related to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on pertinent financial information and the amount to be financed.

Note 17 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate – commercial, real estate – construction, real estate – mortgage and other consumer.

Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as well as estimates for operating expenses and prepayments. The estimate of maturity is based on management’s assumptions with repayment for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

(d.)	Deposits
The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(e.)	Short-term Borrowings
The carrying amount is a reasonable estimate of fair value.

(f.)	Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written
The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the fees arising from these unrecognized financial instruments.

The estimated fair values of financial instruments at December 31, 2002 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$1,515,436	$1,515,436
Interest bearing deposits in other banks	28,809	28,809
Federal funds sold	6,377,000	6,377,000
Securities available for sale	9,811,362	9,811,362
Loans, net of unearned income	46,324,944	46,720,863

Total Financial Assets	$64,057,551	$64,453,470

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$6,561,902	$6,561,902
Interest checking deposits	2,315,249	2,315,249
Money market deposits	6,286,307	6,286,307
Savings deposits	1,325,012	1,325,012
Certificates of deposit $100,000 and over	16,881,738	16,792,971
Other time deposits	20,139,218	20,032,908

Total Financial Liabilities	$53,509,426	$53,314,349

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The estimated fair values of financial instruments at December 31, 2001 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$894,475	$894,475
Interest-bearing deposits in other banks	32,156	32,156
Federal funds sold	498,000	498,000
Securities available-for-sale	7,929,699	7,929,699
Loans, net of unearned income	23,427,356	23,555,019

Total Financial Assets	$32,781,686	$32,909,349

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$2,989,085	$2,989,085
Interest checking deposits	1,053,742	1,053,742
Money market deposits	4,139,024	4,139,024
Savings deposits	600,236	600,236
Certificates of deposit $100,000 and over	10,435,419	10,407,524
Other time deposits	9,528,500	9,493,864

Total Deposits	28,746,006	28,683,475
Short-term borrowings	75,500	75,500

Total Financial Liabilities	$28,821,506	$28,758,975

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

Note 18 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item	9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors of the Registrant

The Board of Directors of MainStreet BankShares, Inc. are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2005, the term of the Class B Directors expires in 2003, and the term of the Class C Directors expires in 2004. The following tables set forth material information about the current executive officers and directors of MainStreet BankShares, Inc.

Name (Age)	Offices and Positions Held

Class A Directors – Term Expires 2005

William S. Clark (49)	Director Executive Vice President/Chief Operating Officer

Larry A. Heaton (45)	Director President/CEO of Franklin Community Bank, N.A.

Morton W. Lester (69)	Director

Cecil R. McCullar (66)	Director President and CEO

Michael A. Turner (49)	Director

Class B Directors – Term Expires 2003

Jesse D. Cahill, Sr. (72)	Director

Joseph F. Clark (40)	Director

Roxann B. Dillon (69)	Director

Joe C. Philpott (71)	Director

Joel R. Shepherd (39)	Director

Class C Directors – Terms Expires 2004

Patricia H. Brammer (70)	Director

Charles L. Dalton (39)	Director

John M. Deekens (55)	Director

Danny M. Perdue (57)	Director

Milford A. Weaver (77)	Director

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

Charles L. Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency in Stuart, Virginia.

John M. Deekens is currently the Quality Improvement Manager for Hooker Furniture Corporation in Martinsville, Virginia since March 1999. Prior to that, he was plant manager for Triwood, Inc. in Ridgeway, Virginia from December 1994 until March 1999 when the business closed.

Roxann B. Dillon is a principal stockholder in Dillon Insurance Agency. She is a retired school teacher.

Larry A. Heaton is President and CEO of Franklin Community Bank, N.A. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank.

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

Danny M. Perdue is currently the owner of the Franklin Panda, 604, and Redwood Minute Markets, along with the Redwood Fuel Oil and Propane business, all located in Franklin County.

Joe C. Philpott, retired, worked for Bassett Furniture Industries for 42 years, retiring as Executive Vice President of Manufacturing and a board director.

Joel R. Shepherd is the Owner and Manager of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., and 220 Self Storage, Inc. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union).

Michael A. Turner has served as the Owner and President of Turner’s Building, Inc. from 1976 to present. From 1985 to present, he also served as a partner in T & J Property Associates. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to present.

Milford A. Weaver is presently owner and co-founder of Virginia Blower Company in Collinsville and Galax, Virginia, and is currently serving as Chairman of the Board. He is also a director and partial owner of Collinsville Land Corporation.

There are no family relationships that need to be reported, nor or any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer

Brenda H. Smith (43)	Executive Vice President Chief Financial Officer Corporate Secretary	8/99

Brenda H. Smith joined the Corporation in August 1999. From 1995 to 1999, she was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation.

Item 10. Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 13 through 15 of the 2003 Corporation’s Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 of Form 10-KSB appears on pages 9 through 11 of the 2003 Corporation’s Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

BankShares’ executive officers and directors, and other corporations, business organizations, and persons with which some of BankShares’ executive officers and directors are associated customarily have banking transactions with the subsidiary banks. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Information related to loans to BankShares’ executive officers and directors and their related interests can be found in Part II, Item 7, Note 4 of this report. Deposit information related to BankShares’ executive officers and directors and their related interests can be found in Part II, Item 7, Note 6 of this report.

Item 13. Exhibits and Reports on Form 8-K

a)	See Index to Exhibits.

b)	Reports on Form 8-K.

Form 8-K filed December 20, 2002 reporting the approval of the nomination of Danny M. Perdue, Joel R. Shepherd and Michael A. Turner as directors for MainStreet BankShares, Inc.

Form 8-K filed January 3, 2003 reporting the termination of the secondary stock offering on December 31, 2002.

Item 14. Controls and Procedures

MainStreet BankShares, Inc.’s principal executive officer and principal financial officer have reviewed the Corporation’s disclosure controls and procedures (as defined in 240.13a-14 (c) and 240.15d-14 (c)) within 90 days of the filing date of this annual report and based on their evaluation believe that the Corporation’s disclosure controls and procedures are effective. There have been no changes in the Corporation’s disclosure controls and procedures since the last evaluation date. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our last evaluation.

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

NAME	TITLE	DATE

/s/ Cecil R. McCullar Cecil R. McCullar	President and Chief Executive Officer, Director	3/6/03 Date

/s/ Brenda H. Smith Brenda H. Smith	Executive Vice President Chief Financial Officer Corporate Secretary	3/6/03 Date

/s/ Patricia H. Brammer Patricia H. Brammer	Director	3/6/03 Date

/s/ Jesse D. Cahill, Sr. Jesse D. Cahill, Sr.	Director	3/6/03 Date

/s/ Joseph F. Clark Joseph F. Clark	Director	3/6/03 Date

/s/ William S. Clark William S. Clark	Director/ Executive Vice President Chief Operating Officer	3/6/03 Date

/s/ Charles L. Dalton Charles L. Dalton	Director	3/6/03 Date

/s/ John M. Deekens John M. Deekens	Director	3/6/03 Date

/s/ Roxann B. Dillon Roxann B. Dillon	Director	3/6/03 Date

/s/ Larry A. Heaton Larry A. Heaton	Director President/CEO of Franklin Community Bank, N.A.	3/6/03 Date

/s/ Morton W. Lester Morton W. Lester	Chairman of the Board	3/6/03 Date

/s/ Danny M. Perdue Danny M. Perdue	Director	3/6/03 Date

/s/ Joe C. Philpott Joe C. Philpott	Director	3/6/03 Date

/s/ Joel R. Shepherd Joel R. Shepherd	Director	3/6/03 Date

/s/ Michael A. Turner Michael A. Turner	Director	3/6/03 Date

/s/ Milford A. Weaver Milford A. Weaver	Director	3/6/03 Date

*****

CERTIFICATIONS

I, Cecil R. McCullar, certify that:

1. I have reviewed this annual report on Form 10-KSB of MainStreet BankShares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	3/6/03	/s/ Cecil R. McCullar
Cecil R. McCullar President and Chief Executive Officer

*****

CERTIFICATIONS

I, Brenda H. Smith, certify that:

5. I have reviewed this annual report on Form 10-KSB of MainStreet BankShares, Inc.;

6. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

7. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

8. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	3/6/03	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President Chief Financial Officer Corporate Secretary

Index to Exhibits

Number	Description of Exhibit

3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002, filed with the Corporations Form 10-QSB on November 7, 2002.

4.1

Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

10.1

Consulting agreement between Southeast Financial Holdings, Inc. and the Corporation dated November 30, 2001 filed with the Corporation’s Form 10-KSB on March 28, 2002, and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

21	Subsidiaries of the Registrant.

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB filed March 15, 2001.)