Form 10QSB
period 2003-03-31
MAINSTREET BANKSHARES INC
filed 2003-05-13
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from__________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:     1,368,970 shares as of April 30, 2003

Transitional Small Business Disclosure Format:  (Check one):

Yes ☐	No ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of March 31, 2003 (unaudited).

2.	Consolidated Statements of Loss for the quarters ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited).

MAINSTREET BANKSHARES, INC.
Consolidated Balance Sheet
(Unaudited)
March 31, 2003

ASSETS
Cash and due from banks	$2,368,547
Interest bearing deposits in banks	29,301
Federal funds sold	3,132,000
Securities available for sale	11,886,418
Loans:
Commercial loans	32,575,280
Residential real estate loans	10,563,019
Consumer loans	8,482,803

Total Gross Loans	51,621,102
Unearned income and deferred fees	141,497

Loans, net of unearned income and deferred fees	51,762,599
Less: allowance for loan losses	(635,986)

Net Loans	51,126,613
Furniture, fixtures and equipment	789,626
Accrued interest receivable	231,174
Other assets	217,743

TOTAL ASSETS	$69,781,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$6,656,631
Interest checking deposits	2,616,500
Money market deposits	8,518,911
Savings deposits	1,553,052
Certificates of deposit $100,000 and over	17,628,601
Other time deposits	21,714,504

Total Deposits	58,688,199
Accrued interest payable and other liabilities	302,472

Total Liabilities	58,990,671
Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,368,970 shares	13,583,103
Accumulated deficit	(2,931,970)
Accumulated other comprehensive gain	139,618

Total Shareholders’ Equity	10,790,751

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,781,422

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Loss
(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Interest Income:	$739,943	$483,774
Interest and fees on loans	78	7,037
Interest on interest-bearing deposits	21,126	5,623
Interest on federal funds sold	73,813	87,318
Interest on securities available for sale
Total Interest Income	834,960	583,752
Interest Expense:
Interest on certificates of deposit $100,000 and over	135,607	108,286
Interest on other deposits	204,980	132,128
Interest on short-term borrowings	—	1,776

Total Interest Expense	340,587	242,190

Net Interest Income	494,373	341,562
Provision for loan losses	80,642	124,811

Net Interest Income After Provision for Loan Losses	413,731	216,751
Noninterest Income:
Service charges on deposit accounts	52,847	27,321
Other fee income and miscellaneous income	88,920	10,170

Total Noninterest Income	141,767	37,491
Noninterest Expense:
Salaries and employee benefits	302,170	197,320
Occupancy and equipment expense	99,244	93,521
Professional fees	45,850	57,671
Other expenses	169,763	121,725

Total Noninterest Expense	617,027	470,237
Net Loss	$(61,529)	$(215,995)

Per Share:
Basic:
Net Loss Per Share	$(.04)	$(.31)

Average Shares Outstanding	1,368,970	689,368
Fully Diluted:
Net Loss Per Share	$(.04)	$(.31)

Average Shares Outstanding	1,368,970	689,368

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Cash Flows From Operating Activities
Net Loss	$(61,529)	$(215,995)
Provision for loan losses	80,642	124,811
Depreciation	41,294	38,445
Net amortization of discounts on securities	19,656	2,147
Decrease in accrued interest receivable	4,393	48,615
(Increase) decrease in other assets	(53,353)	17,230
Increase in accrued interest payable and other liabilities	1,830	20,393

Net cash used by operating activities	32,933	35,646

Cash Flows From Investing Activities
Increase in interest-bearing deposits	(492)	(7,036)
(Increase) decrease in federal funds sold	3,245,000	(1,226,000)
Purchases of furniture, fixtures, and equipment	(65,983)	(459)
Purchases of securities available for sale	(6,901,364)	(264,314)
Proceeds from calls and maturities of securities available for sale	4,812,580	—
Loan originations and principal collections, net	(5,448,336)	(5,128,184)

Net cash used by investing activities	(4,358,595)	(6,625,993)

Cash Flows From Financing Activities
Increase in time deposits $100,000 and over	746,863	2,605,547
Increase in other time deposits	1,575,286	3,288,692
Increase in other deposits	2,856,624	569,631
Increase in short-term borrowings	—	166,500
Costs of stock issuance	—	(80,334)

Net cash provided by financing activities	5,178,773	6,550,036

Net increase in cash	853,111	(40,311)
Cash and due from banks at beginning of period	$1,515,436	$894,475

Cash and due from banks at end of period	$2,368,547	$854,164

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$299,840	$213,613

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

Note 1 – Summary of Accounting Policies

(a)     General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited.  However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included.  All adjustments were of a normal recurring nature, except as otherwise disclosed herein.  The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices.  The information contained in the footnotes included in MainStreet BankShares Inc. 2002 Annual Report of Form 10-KSB should be referred to in connection with the reading of these unaudited interim consolidated financial statements.  In certain instances, amounts reported in the 2002 financial statements have been reclassified to conform to the 2003 statement presentation.

MainStreet BankShares, Inc. (the “Corporation” or “BankShares”) was a development stage enterprise until July 24, 2000, incorporated as a Virginia corporation effective January 14, 1999.  The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (“Smith River”).  Smith River opened for business on July 24, 2000 and began its operations as a full service commercial bank.

The Corporation raised $6,893,680 through a sale of its common stock and units.  The Corporation filed a registration statement on Form SB-2 to register the stock, which was declared effective by the Securities and Exchange Commission on November 4, 1999.  Proceeds from the sale of the stock were primarily used to acquire all of the stock of Smith River on July 24, 2000.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001.  The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share.  The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A.  The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc.  Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond.  Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency (“OCC”) on October 24, 2001 and from the Federal Deposit Insurance Corporation (“FDIC”) on November 2, 2001.  Final approval was received from the OCC and from the FDIC on September 12, 2002 with permission to open on September 16, 2002.  The State Corporation Commission and the Federal Reserve Bank, N.A. both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the stock of Franklin Community Bank, N.A. on July 23, 2002 and July 18, 2002, respectively.  On September 13, 2002, the escrow funds were released from First Citizens Bank and Company, Inc. after having received all requirements, to MainStreet BankShares, Inc.  MainStreet BankShares, Inc. then purchased the stock of Franklin Community Bank, N.A.  Franklin Community Bank, N.A. did open for business on September 16, 2002.  Franklin Bank plans to operate, much like Smith River Community Bank,  N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank.  In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank.  The Franklin Bank is initially located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

As provided in the registration statement, the offering would terminate at June 30, 2002 if the minimum of all shares of common stock to the public and the organizers of 571,424 had not been sold, but MainStreet BankShares, Inc. reserved the right to extend the offering to December 31, 2002.  The Board of Directors of MainStreet BankShares, Inc. voted unanimously at a regular meeting of the board on June 19, 2002, to extend the offering to September 30, 2002.  At a regularly scheduled meeting of the Board of Directors of MainStreet BankShares, Inc. on September 18, 2002, the Board of Directors voted unanimously to extend the offering to December 31, 2002.  The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821.  All pre-opening and organizational costs were funded by the Corporation which also utilized a line of credit.  The total amount of expense related to the pre-opening and organizational costs for the years ended December 31, 2002 and December 31, 2001 was $212,299 and $180,129, respectively.  Total deferred costs associated with the offering that were netted against common stock were $260,880 of which $145,408 and $115,472 were accumulated in 2002 and 2001, respectively.

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

(e)     Loans

Loans are stated at the unpaid principal balances.  Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding.  It is the Corporation’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected.  Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis.  Interest on impaired loans is recognized in the same manner as loans that are not considered impaired; that is interest is generally recognized on the cash basis once the collection of principal and interest is 90 days or more past due.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

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

(f)     Loan Fees and Cost

BankShares adopted Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases”.  Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin.  A  regular review will be conducted on the pricing levels of fees and costs as experience with our lending process increases.

(g)     Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.  Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers.  Management uses these tools and provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans.  The regulatory analysis is generally utilized to allocate the reserve to each of the different loan categories.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  This allowance, then, is designated as a specific reserve.  The remainder of the allowance is then unallocated.  Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.  The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.  Past due status is determined based on contractual terms.

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

March 31, 2003

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

(n)     Loss Per Share

The Financial Accounting Standards No. 128, “Accounting for Earnings Per Shares” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.  Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period.  For the period ending March 31, 2003, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share.  At March 31, 2003 there were 30,000 options and 75,833 warrants outstanding.  Of these outstanding there were 20,000 options and 50,004 warrants that were exerciseable at March 31, 2003.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2003 are shown in the tables below.  The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	March 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value

U.S. government agencies	$5,849,623	$22,956	$(1,778)	$5,870,801
Mortgage backed securities	2,937,090	42,404	—	2,979,494
Corporate debt securities	2,475,587	76,326	(290)	2,551,623
Other securities	484,500	—	—	484,500

Total securities available for sale	$11,746,800	$141,686	$(2,068)	$11,886,418

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002

Balance at beginning of year	$566,025	$306,129
Provision for loan losses	80,642	124,811
Recoveries	4,078	—
Charge-offs	(14,759)	(6,074)

Balance at period end	$635,986	$424,866

Net charge-offs of $10,681 and $6,074 for the first three months of 2003 and 2002 equated to ..02% and .02% respectively, of average loans outstanding net of unearned income and deferred fees.  The loan loss reserve at March 31, 2003 was $635,986 or 1.23% of loans, net of unearned and deferred fees.  There were no loans past due 90 days or more at March 31, 2003.  Nonaccrual loans at March 31, 2003 were $13,929, which consisted of three loans that are also considered to be impaired.  Lost interest related to these loans as of March 31, 2003 was $524.

Note 4 – Loss Per Share

	Three Months Ended March 31, 2003

	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income (loss) available to common Shareholders	$(61,529)	1,368,970	$(.04)
Diluted EPS
Income (loss) available to common shareholders	$(61,529)	1,368,970	$(.04)

	Three Months Ended March 31, 2002

	Income Numerator	Shares Denominator	Per Share Amount

Basic EPS
Income (loss) available to common Shareholders	$(215,995)	689,368	$(.31)
Diluted EPS
Income (loss) available to common shareholders	$(215,995)	689,368	$(.31)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2003

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”.  This statement established standards for reporting and presentation of comprehensive income and its components.  The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain on the balance sheet as of March 31, 2003.

Net unrealized gains on securities available for sale:

Net unrealized holding gains during the period	$5,928
Less reclassification adjustments for gains (losses) included in net income	—
Income Tax Benefit	—

Accumulated Other Comprehensive Gain	$5,928

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At March 31, 2003, outstanding commitments to extend credit were $11,040,558.

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

March 31, 2003

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

General

MainStreet BankShares, Inc. was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp. Inc.  On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc.  On March 6, 2001, Restated Articles of Incorporation became effective changing the name to MainStreet BankShares, Inc.  The Corporation was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A.  The Corporation filed a registration statement on Form SB-2 with the Securities and Exchange Commission, (the “Commission”), to register the stock for a public offering.  The registration statement was declared effective by the Commission on November 4, 1999.  MainStreet BankShares, Inc. raised $6,893,680 through its initial public offering.  Upon the formation of Smith River Community Bank, N.A., the Corporation bought all the stock of Smith River from the proceeds of the offering.  MainStreet BankShares, Inc. received approval from the Federal Reserve Bank of Richmond on December 10, 1999 and from the State Corporation Commission on December 18, 1999 to acquire Smith River Community Bank, N.A.  MainStreet BankShares, Inc. successfully completed the offering of its common shares of stock in July 2000 and capitalized Smith River Community Bank, N.A.  Smith River received its final approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation in July 2000 and opened for business on July 24, 2000.

Smith River Community Bank, N.A. was organized under the National Bank Act as a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC.  Smith River applied for both the charter and deposit insurance on March 31, 1999.  Preliminary charter approval was received from the Comptroller of the Currency on August 4, 1999 and preliminary approval was received from the FDIC on September 14, 1999.  As previously mentioned, Smith River received final approvals from the Comptroller of the Currency and the Federal Deposit Insurance Corporation on July 21, 2000 with permission to open on July 24, 2000.  At that time, Smith River began to accept deposits and make commercial, real estate, and consumer loans.  For the initial years, Smith River anticipates that it will rely on local advertising and personal contacts of its directors, employees, and shareholders to attract customers and business to the bank.  Smith River operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages of banking with a locally owned community bank.

MAINSTREET BANKSHARES, INC.

March 31, 2003

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

Franklin Bank plans to operate, much like Smith River Community Bank,  N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank.  In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank.  The Franklin Bank is initially located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia.

As provided in the registration statement, the offering would terminate at June 30, 2002 if the minimum of all shares of common stock to the public and the organizers of 571,424 had not been sold, but MainStreet BankShares, Inc. reserved the right to extend the offering to December 31, 2002.  The Board of Directors of MainStreet BankShares, Inc. voted unanimously at a regular meeting of the board on June 19, 2002, to extend the offering to September 30, 2002.  At a regularly scheduled meeting of the Board of Directors of MainStreet BankShares, Inc. on September 18, 2002, the Board of Directors voted unanimously to extend the offering to December 31, 2002.  The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821.  All pre-opening and organizational costs were funded by the Corporation which also utilized a line of credit.  The total amount of expense related to the pre-opening and organizational costs for the years ended December 31, 2002 and December 31, 2001 was $212,299 and $180,129, respectively.  Total deferred costs associated with the offering that were netted against common stock were $260,880 of which $145,408 and $115,472 were accumulated in 2002 and 2001, respectively.

The Corporation reports its activities as a single business segment.  In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

MainStreet BankShares, Inc., in conjunction with the filing with the Federal Reserve Bank for approval of MainStreet to acquire 100% of the stock of the Franklin Bank, also filed to allow TCF Financial Corporation (“TCF”) to acquire up to 9.99% of the outstanding common stock of MainStreet BankShares, Inc. pursuant to the secondary offering.  TCF also filed with their Federal Reserve Bank for approval of the same.  Both were granted approvals, and TCF purchased 135,945 shares of BankShares’ common stock in the secondary offering. Which equeates to 9.93% of common stock outstanding excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 Lake Street East, Wayzata, Minnesota, 55391.  TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado.  The Company

MAINSTREET BANKSHARES, INC.

March 31, 2003

has 395 banking offices as of December 31, 2002 in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana.  Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

Overview

Total consolidated assets at March 31, 2003 were $69,781,422.  The largest components of these assets were net loans at $51,126,613; securities available for sale at $11,886,418; federal funds sold at $3,132,000; and cash and due from banks at $2,368,547.  Total shareholders’ equity at March 31, 2003 was $10,790,751.

Results of Operations

The Corporation’s net loss for year-to-date periods ending March 31, 2003 and 2002 was $(61,529) and $(215,995), respectively, a positive variance of $154,466, or 71.51%.  Volumes have increased in 2003 versus 2002 for Smith River Community Bank, N.A. and Franklin Community Bank, N.A., which was not open in the first quarter of 2002.  The increased volumes have certainly added to the dollars in the net interest margin; however, the net interest margin has declined for the comparable periods due to the additional drop in the federal funds rate by the Federal Reserve in late 2002.  Also competitive pricing by our banks and special deposit pricing by Franklin Bank when it first opened for business has contributed to the compressed net interest margin.  The 2002 net loss included pre-opening and organizational costs associated with Franklin Bank, which were approximately $66,972.

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

Net interest income for the first quarter ending March 31, 2003 and March 31, 2002 was $494,373 and $341,562, respectively, an increase of $152,811, or 44.74%.  The increases in interest income were primarily in interest and fees on loans funded by increases in deposit accounts.  The net interest margin for the three months ending March 31, 2003 and March 31, 2002 was 3.11% and 3.97%, respectively.  As mentioned previously, the decline in the net interest margin is due to the additional drop in the federal funds rate by the Federal Reserve in late 2002 along with competitive pricing by our banks and special deposit pricing by Franklin Bank when it first opened for business.  It is anticipated that this compression of the net interest rate margin will continue through 2003.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses.  Losses are, in turn, charged to this allowance rather than being reported as a direct expense.  For the periods ending March 31, 2003 and March 31, 2002, the provision for loan losses was  $80,642 and $124,811, respectively.  The 2002 expense includes specific reserves of $57,756 associated with an impaired loan.  No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.  The reserve for loans losses at March 31, 2003 was $635,986, which was 1.23% of loans, net of unearned income.  Net charge-offs for the three months in 2003 were $10,681.  There were no loans that were past due 90 days or more at March 31, 2003.  There were three loans on nonaccrual status at March 31, 2003 that totaled $13,929.

MAINSTREET BANKSHARES, INC.

March 31, 2003

Noninterest Income

Noninterest income for the three months ending March 31, 2003 and March 31, 2002 was $141,767 and $37,491, respectively.  This income was primarily from fees on deposit accounts, checkbook charges, mortgage brokerage income and credit life insurance.  Service charges on deposit accounts increased $25,526 in 2003 over the 2002 amount, an increase of 93.43% due to increased volumes in deposit accounts.  Of this amount, check cashing fees increased $12,477 due to the cashing of tax refund checks contracted through various tax and accounting firms guaranteeing the validity of the check.  Net NSF fee income in this category increased approximately $5,000 in 2003 over 2002 income.  Other fee income and miscellaneous income was $88,920 and $10,170 for the three months ending March 31, 2003 and 2002, respectively, an increase of $78,750.  This was primarily due to the recording of mortgage brokerage income.  MainStreet BankShares, Inc. subsidiaries entered into contracts with Sidus Financial Corporation (“Sidus”) in the third quarter of 2002 in which the bank acts as a broker to initiate mortgage loans for Sidus, which are sold by them to other institutions, and for which the banks receive a fee.  The amount received year-to-date March 31, 2003 was $78,618.

Noninterest Expense

Total noninterest expense for the three months ending March 31, 2003 and March 31 2002 was $617,027 and $470,237, respectively, an increase of $146,790, or 31.22%.  MainStreet BankShares Inc. opened its second de novo bank, Franklin Bank, on September 16, 2002.  This occurrence has increased noninterest expense in every category.  The 2002 noninterest expense did include $66,972 in pre-opening and organizational costs associated with Franklin Bank.  Salaries and employee benefits for the three months ending March 31, 2003 and March 31, 2002 were $302,170 and $197,320, respectively, an increase of $104,850, or 53.14%.  The increase is primarily attributed to the opening of the new bank; however, existing employees did receive salary increases during 2002 that would have increased the expense in 2003.  Occupancy and equipment expense was $99,244 and $93,521 for the three months ending March 31, 2003 and 2002, respectively, an increase of $5,723, or 6.12%.  During 2002, Franklin Bank was in organization and therefore had certain expenses.  In occupancy and equipment, the Bank incurred primarily rent, utilities, and janitorial expenses in the organization phase.  The increase in expense in 2003 was due in the most part to depreciation expense on furniture and fixtures for Franklin Bank along with service maintenance contracts for this institution.  Professional fees expense declined in 2003 compared to 2002 by $11,821 primarily due to expense in 2003 for professional fees associated with the organization of Franklin Bank.  Other expenses were $169,763 and $121,725 for the three months ending March 31, 2003, respectively, an increase of $48,038, or 39.46%.  This increase has been primarily due to the opening of the new bank.  Such expenses that increased are data processing costs, bank insurance, franchise tax, OCC fees, and filing and recording fees paid by the banks for loan customers in the amounts of $12,131, $3,876, $3,978, $5,223, and $17,165, respectively.

Income Taxes

The Corporation is subject to both federal and state income taxes.  The subsidiary banks, however, are subject to federal income taxes but not state income taxes.  A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity.  Management does not believe that the subsidiary banks will be profitable until at least the third full year of operations for each.  Because of this and the start up costs associated with the banks, a substantial net loss may accumulate before becoming profitable.  Under current Federal tax laws, these net operating losses will be available to offset future taxable profits.  A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years.  This could reduce taxes in the initial years of profitability.  If the banks should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the three month period ended March 31, 2003 and 2002.

MAINSTREET BANKSHARES, INC.

March 31, 2003

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities.  Currently, the Corporation has invested in U.S. Agencies, corporate debt securities, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.  The Corporation’s policy is not to invest in derivatives or other high-risk instruments.  Please see Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	March 31, 2003		December 31, 2002

Commercial	$32,575,280	63.11%	$30,130,845	65.20%
Residential real estate	10,563,019	20.46	10,340,175	22.38
Consumer	8,482,803	16.43	5,739,082	12.42

Total	$51,621,102	100.00%	$46,210,102	100.00%

Gross loans increased $5,411,000, or 11.71%, at March 31, 2003 compared to December 31, 2002.  The mix of the type of loans stayed comparable for the two periods.  At March 31, 2003 and December 31, 2002, the loan loss reserve was $635,986 and $566,025, respectively, or 1.23% and 1.22% of loans, net of unearned income.  Net charge-offs of $10,681 and $6,074 for the first three months of 2003 and 2002 equated to .02% and .02%, respectively of average loans outstanding, net of unearned income and deferred fees.  There were no loans past due 90 days or more at March 31, 2003.  Nonaccrual loans at March 31, 2003 were $13, 929, which consisted of three loans that were also considered to be impaired.  Other real estate at March 31, 2003 was $142,726.  At December 31, 2002, there were $4,045 in loans past due 90 days; there were $65,445 in nonaccrual loans that were considered to be impaired; and there was $86,524 in other real estate.

MAINSTREET BANKSHARES, INC.

March 31, 2003

Deposits

Total deposits at March 31, 2003 and December 31, 2002 were $58,688,199 and $53,509,426, respectively.  The deposit mix was as follows:

	March 31, 2003		December 31, 2002

Demand	$6,656,631	11.34%	$6,561,902	12.26%
Interest checking	2,616,500	4.46	2,315,249	4.33
Money markets	8,518,911	14.51	6,286,307	11.75
Savings	1,553,052	2.65	1,325,012	2.48
Certificates of deposit $100,000 and over	17,628,601	30.04	16,881,738	31.55
Other time deposits	21,714,504	37.00	20,139,218	37.63

Total	$58,688,199	100.00%	$53,509,426	100.00%

Total deposits increased $5,178,773, or 9.68%.  The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations.  Competition is fierce from other depository institutions in our market.  Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix.  Management has competed greatly in the market, especially when the Banks first opened to attract depositors.

Shareholders’ Equity

Total shareholders equity was $10,790,751 and $10,846,352 at March 31, 2003 and December 31, 2002, respectively.  The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. Net proceeds from the sale of common stock in the secondary offering were $5,945,905 at September 30, 2002.  The secondary offering will remain open until December 31, 2002.  Offering  expenses have been netted against equity in both offerings.  All capital levels are in excess of required regulatory minimums for a well-capitalized institution.  The following are the capital ratios at:

	March 31, 2003	December 31, 2002

Tier I Leverage Ratio (Actual)	15.49%	16.60%
Tier I Leverage Ratio (Quarterly Ave.)	16.16	18.25
Tier I Risk-Based Capital Ratio	20.65	22.33
Tier II Risk-Based Capital Ratio	21.87	23.51

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk.  It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations.  Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests.  Bankshares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments.  The Corporation’s ratio of liquid assets to total liabilities at March 31, 2003 and December 31, 2002 was 21.77% and 24.85%, respectively.

In order to preserve capital to facilitate growth and expansion, we do not anticipate paying cash dividends in the immediate future.  Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors.  Also, at present, the only source of funds from which we could pay cash dividends would be dividends paid to

MAINSTREET BANKSHARES, INC.

March 31, 2003

MainStreet BankShares, Inc. by Smith River and Franklin Bank.  Both Smith River and Franklin Bank similarly do not anticipate paying cash dividends to BankShares in the near future in order to preserve their capital to facilitate growth and expansion of business and to provide a sufficient capital base for their banking activities.  Payments of cash dividends by the Banks is also limited by regulatory requirements and limitations.  In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval.  Regulatory restrictions on the Banks ability to pay dividends may adversely impact BankShares’ ability to pay dividends to its shareholders.

The holding company has certain liquidity, but operates on a zero base, charging an affiliate fee or service fee to the Banks for its operation and service to the Banks.  BankShares utilizes this affiliate fee income to meet its obligations.

Impact of Inflation

Most of the Corporation’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations.  Management seeks to manage the relationship between interest-sensitive assets and liabilities.

MAINSTREET BANKSHARES, INC.

March 31, 2003

Item 3.	Controls and Procedures

                The management of MainStreet BankShares, Inc. has reviewed the systems of internal controls and disclosures within the specified time frame of ninety days.  Management believes that the systems in place allow for proper controls and disclosures of financial reporting information.  There have been no significant changes in these controls since our last evaluation date.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2003	By	/s/ CECIL R. MCCULLAR

Cecil R. McCullar President and Chief Executive Officer

Date: May 13, 2003	By	/s/ BRENDA H. SMITH

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

Date: May 13, 2003	By:	/s/ CECIL R. MCCULLAR

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

Date May 13, 2003	By:	/s/ BRENDA H. SMITH

Brenda H. Smith Executive Vice President, Chief Financial Officer and Corporate Secretary

MAINSTREET BANKSHARES, INC.

March 31, 2003

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

See index to exhibits.

	(b)	Reports on Form 8-K

Form 8-K filed January 3, 2003 reporting the termination of the secondary stock offering on December 31, 2002.

Index to Exhibits

Number	Description of Exhibit

3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)

By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 filed with the Corporation’s Form 10-QSB on November 7, 2002 and herein incorporated by reference.

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

10.1

Consulting agreement between Southeast Financial Holding, Inc. and the Corporation dated November 30, 2001 filed with the Corporation’s Form 10-KSB on March 28, 2002, and herein incorporated by reference.

10.2

Employment agreement between MainStreet BankShares, Inc. and Executive Vice President, Brenda H. Smith dated October 1, 2002 filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)