Form 10QSB
period 2003-06-30
MAINSTREET BANKSHARES INC
filed 2003-08-08
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number                    333-86993

MainStreet BankShares, Inc.
(Exact name of small business issuer as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 12, Patrick Henry Mall 730 East Church Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number             (276) 632-8054

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

Yes    X                 No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,368,970 shares as of July 31, 2003

Transitional Small Business Disclosure Format: (Check one):        Yes                         No X

MAINSTREET BANKSHARES, INC.

FORM 10-QSB

INDEX

PART I FINANCIAL INFORMATION

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of June 30, 2003 (unaudited).

2.	Consolidated Statements of Loss for the quarters ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited).

3.	Consolidated Statements of Loss for the year-to-date periods ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited).

MAINSTREET BANKSHARES, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2003

ASSETS
Cash and due from banks	$2,337,091
Interest bearing deposits in banks	35,283
Securities available for sale	10,603,066
Loans:
Commercial loans	41,277,356
Residential real estate loans	10,146,523
Consumer loans	11,595,476

Total Gross Loans	63,019,355
Unearned income and deferred fees	159,592

Loans, net of unearned income and deferred fees	63,178,947
Less: allowance for loan losses	(782,020)

Net Loans	62,396,927
Furniture, fixtures and equipment	942,982
Accrued interest receivable	296,918
Other assets	182,772

TOTAL ASSETS	$76,795,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$9,325,472
Interest checking deposits	3,515,386
Money market deposits	8,970,651
Savings deposits	1,918,913
Certificates of deposit $100,000 and over	17,782,467
Other time deposits	23,777,569

Total Deposits	65,290,458
Federal funds purchased	745,000
Accrued interest payable and other liabilities	265,726

Total Liabilities	66,301,184
Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,368,970 shares	13,583,103
Accumulated deficit	(3,282,924)
Accumulated other comprehensive gain	193,676

Total Shareholders’ Equity	10,493,855

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$76,795,039

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Interest Income:
Interest and fees on loans	$821,114	$515,608
Interest on interest-bearing deposits	71	18,825
Interest on federal funds sold	20,140	7,410
Interest on securities available for sale	65,853	91,844

Total Interest Income	907,178	633,687
Interest Expense:
Interest on certificates of deposit $100,000 and over	134,120	119,489
Interest on other deposits	224,157	136,897
Interest on short-term borrowings	108	3,863

Total Interest Expense	358,385	260,249

Net Interest Income	548,793	373,438
Provision for loan losses	145,468	57,984

Net Interest Income After Provision for Loan Losses	403,325	315,454
Noninterest Income:
Service charges on deposit accounts	45,474	20,120
Other fee income and miscellaneous income	91,983	5,479
Gain on sale of securities	—	355

Total Noninterest Income	137,457	25,954
Noninterest Expense:
Salaries and employee benefits	294,590	205,031
Severance payments	223,136	—
Occupancy and equipment expense	108,764	94,139
Professional fees	63,071	57,503
Other expenses	202,175	141,871

Total Noninterest Expense	891,736	498,544
Net Loss	$(350,954)	$(157,136)

Per Share:
Basic:
Net Loss Per Share	$(.26)	$(.23)

Average Shares Outstanding	1,368,970	689,368
Fully Diluted:
Net Loss Per Share	$(.26)	$(.23)

Average Shares Outstanding	1,368,970	689,368

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Interest Income:
Interest and fees on loans	$1,561,057	$999,382
Interest on interest-bearing deposits	149	25,862
Interest on federal funds sold	41,266	13,033
Interest on securities available for sale	139,666	179,162

Total Interest Income	1,742,138	1,217,439
Interest Expense:
Interest on certificates of deposit $100,000 and over	269,727	227,775
Interest on other deposits	429,137	269,025
Interest on short-term borrowings	108	5,639

Total Interest Expense	698,972	502,439

Net Interest Income	1,043,166	715,000
Provision for loan losses	226,110	182,795

Net Interest Income After Provision for Loan Losses	817,056	532,205

Noninterest Income:
Service charges on deposit accounts	98,321	47,441
Other fee income and miscellaneous income	180,903	15,649
Gain on sale of securities	—	355

Total Noninterest Income	279,224	63,445
Noninterest Expense:
Salaries and employee benefits	596,760	402,351
Severance payments	223,136	—
Occupancy and equipment expense	208,008	187,660
Professional fees	108,921	115,174
Other expenses	371,938	263,596

Total Noninterest Expense	1,508,763	968,781
Net Loss	$(412,483)	$(373,131)

Per Share:
Basic:
Net Loss Per Share	$(.30)	$(.54)

Average Shares Outstanding	1,368,970	689,368
Fully Diluted:
Net Loss Per Share	$(.30)	$(.54)

Average Shares Outstanding	1,368,970	689,368

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash Flows From Operating Activities
Net Loss	$(412,483)	$(373,131)
Provision for loan losses	226,110	182,795
Depreciation	86,626	77,366
Net amortization of premiums/discounts on securities	43,795	4,562
(Increase) decrease in accrued interest receivable	(61,351)	13,461
(Increase) decrease in other assets	(18,382)	38,962
Decrease in accrued interest payable and other liabilities	(34,916)	(44,735)

Net cash used by operating activities	(170,601)	(100,720)

Cash Flows From Investing Activities
Increase in interest-bearing deposits	(6,474)	(26,362)
Decrease in federal funds sold	6,377,000	439,000
Purchases of furniture, fixtures, and equipment	(264,671)	(9,637)
Purchases of securities available for sale	(10,793,897)	23,783
Proceeds from calls and maturities of securities available for sale	10,018,384	—
Loan originations and principal collections, net	(16,864,118)	(8,636,134)

Net cash used by investing activities	(11,533,776)	(8,209,350)

Cash Flows From Financing Activities
Increase in time deposits $100,000 and over	900,729	3,953,098
Increase in other time deposits	3,638,351	4,135,717
Increase in other deposits	7,241,952	339,014
Increase in short-term borrowings	745,000	268,300
Costs of stock issuance	—	(110,822)

Net cash provided by financing activities	12,526,032	8,585,307

Net increase in cash	821,655	275,237
Cash and due from banks at beginning of period	$1,515,436	$894,475

Cash and due from banks at end of period	$2,337,091	$1,169,712

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$665,916	$289,518

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

Note 1 — Summary of Accounting Policies

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency (“OCC”) on October 24, 2001 and from the Federal Deposit Insurance Corporation (“FDIC”) on November 2, 2001. Final approval was received from the OCC and from the FDIC on September 12, 2002 with permission to open on September 16, 2002. The State Corporation Commission and the Federal Reserve Bank, N.A. both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the stock of Franklin Community Bank, N.A. on July 23, 2002 and July 18, 2002, respectively. On September 13, 2002, the escrow funds were released from First Citizens Bank and Company, Inc. after having received all requirements, to MainStreet BankShares, Inc. MainStreet BankShares, Inc. then purchased the stock of Franklin Community Bank, N.A. Franklin Community Bank, N.A. did open for business on September 16, 2002. Franklin Bank plans to operate, much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank was initially located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia in a storefront. On June 2, 2003, the Bank opened in a permanent facility located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia.

MAINSTREET BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

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

June 30, 2003

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

June 30, 2003

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

(n) Loss Per Share

The Financial Accounting Standards No. 128, “Accounting for Earnings Per Shares” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending June 30, 2003, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share. At June 30, 2003 there were 60,000 options and 75,833 warrants outstanding. Of these outstanding there were 50,000 options and 50,004 warrants that were exercisable at June 30, 2003.

MAINSTREET BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

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

Note 2—Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2003 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$4,649,789	$24,411	$(578)	$4,673,622
Mortgage backed securities	2,776,388	43,600	—	2,819,988
Corporate debt securities	2,468,913	126,243	—	2,595,156
Other securities	514,300	—	—	514,300

Total securities available for sale	$10,409,390	$194,254	$(578)	$10,603,066

MAINSTREET BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

Note 3—Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended June 30, 2003 and 2002 are as follows:

	2003	2002
Balance at beginning of year	$566,025	$306,129
Provision for loan losses	226,110	182,795
Recoveries	6,334	—
Charge-offs	(16,449)	(106,183)

Balance at period end	$782,020	$382,741

Net charge-offs of $10,115 and $106,183 for the first six months of 2003 and 2002 equated to .02% and .37% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at June 30, 2003 was $782,020 or 1.24% of loans, net of unearned income and deferred fees. There was one loan past due 90 days or more at June 30, 2003 in the amount of $20,530. There were no loans past due 90 days or more at June 30, 2002. Nonaccrual loans at June 30, 2003 and June 30, 2002 were $3,824 and $86,776, respectively. These loans are also considered to be impaired. Lost interest related to these loans as of June 30, 2003 and June 30, 2002 was $65 and $7,795, respectively.

Note 4—Loss Per Share

	Three Months Ended June 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(350,954)	1,368,970	$(.26)
Diluted EPS
Income (loss) available to common shareholders	$(350,954)	1,368,970	$(.26)

	Three Months Ended June 30, 2002
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(157,136)	689,368	$(.23)
Diluted EPS
Income (loss) available to common shareholders	$(157,136)	689,368	$(.23)

MAINSTREET BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

	Six Months Ended June 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(412,483)	1,368,970	$(.30)
Diluted EPS
Income (loss) available to common shareholders	$(412,483)	1,368,970	$(.30)

	Six Months Ended June 30, 2002
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(373,131)	689,368	$(.54)
Diluted EPS
Income (loss) available to common shareholders	$(373,131)	689,368	$(.54)

Note 5 — Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain on the balance sheet as of June 30, 2003.

Net unrealized gains on securities available for sale:

Net unrealized holding gains during the period	$59,986
Less reclassification adjustments for gains (losses) included in net income	—
Income Tax Benefit	—

Accumulated Other Comprehensive Gain	$59,986

MAINSTREET BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

Note 6 — Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, BankShares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2003, outstanding commitments to extend credit were $13,345,858.

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without ever being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash outlays for the Corporation.

Note 7 — Contingencies and Other Matters

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

MAINSTREET BANKSHARES, INC.

June 30, 2003

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

Franklin Bank plans to operate, much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the Bank. The Franklin Bank was initially located at 400 Old Franklin Turnpike, Suite 108, Rocky Mount, Virginia. On June 2, 2003, the Bank opened in a permanent facility located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia.

MAINSTREET BANKSHARES, INC.

June 30, 2003

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

MainStreet BankShares, Inc., in conjunction with the filing with the Federal Reserve Bank for approval of MainStreet to acquire 100% of the stock of the Franklin Bank, also filed to allow TCF Financial Corporation (“TCF”) to acquire up to 9.99% of the outstanding common stock of MainStreet BankShares, Inc. pursuant to the secondary offering. TCF also filed with their Federal Reserve Bank for approval of the same. Both were granted approvals, and TCF purchased 135,945 shares of BankShares’ common stock in the secondary offering which equates to 9.93% of common stock outstanding excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 Lake Street East, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. The Company has 395 banking offices as of December 31, 2002 in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

Overview

Total consolidated assets at June 30, 2003 were $76,795,039. This was an increase of $12,128,619, or 18.77% from year-end total assets of $64,656,420. The largest components of these assets were net loans at $62,396,927; securities available for sale at $10,603,066; and cash and due from banks at $2,337,091. Total shareholders’ equity at June 30, 2003 was $10,493,855.

Results of Operations

The Corporation’s net loss for year-to-date periods ending June 30, 2003 and 2002 was $(412,483) and $(373,131), respectively. The net loss for the second quarter ending June 30, 2003 and 2002 was $(350,954) and $(157,136), respectively. The 2003 loss for the year-to-date period and the second quarter ending June 30, 2003 included a non-recurring severance payout including personnel taxes and accrued vacation in the amount of $223,136. Without this one time expense, the net loss for the year-to-date period and the second quarter ending June 30, 2003 would have been $(189,347) and $(127,818), respectively. Volumes have increased in 2003 versus 2002 for Smith River Community Bank, N.A. and Franklin Community Bank, N.A., which was not open in the first two quarters of 2002. The increased volumes have certainly added to the dollars in the net interest margin; however, the net interest margin has declined for the comparable periods due to the compression from the additional drops in the federal funds rate by the Federal Reserve in November 2002 and June 2003. Also competitive pricing by our banks and special deposit pricing by Franklin Bank when it first opened for business has contributed to the compressed net interest margin. The 2002 net loss included pre-opening and organizational costs associated with Franklin Bank, which were approximately $134,882.

MAINSTREET BANKSHARES, INC.

June 30, 2003

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

Net interest income for the year-to-date period ending June 30, 2003 and June 30, 2002 was $1,043,166 and $715,000, respectively, an increase of $328,166, or 45.90%. Increases in interest income were primarily in interest and fees on loans funded by increases in deposit accounts causing the increase in interest expense. Average loan volumes increased $20,263,466 and $15,225,787 for the year-to-date periods ending June 30, 2003 and 2002, respectively. Average deposit volumes increased $19,530,910 and $15,834,566 for the year-to-date periods ending June 30, 2003 and 2002, respectively. The net interest margin for the six months ending June 30, 2003 and June 30, 2002 was 3.11% and 3.87%, respectively. As mentioned previously, the decline in the net interest margin is due to the additional drop in the federal funds rate by the Federal Reserve in November 2002 and June 2003 along with competitive pricing by our banks and special deposit pricing by Franklin Bank when it first opened for business. The Federal Reserve Bank has lowered interest rates 500 basis points beginning in 2001 though June 2003. This has had and will continue to have a negative impact on the net interest margin and thus the net income (loss) of the corporation. De novo banks such as Smith River and Franklin Bank must price new loans competitively and consequently do not have older, higher yielding loans in their portfolio. It is anticipated that this compression of the net interest rate margin will continue through the remainder of 2003.

Net interest income for the second quarter ending June 30, 2003 and 2002 was $548,793 and $373,438, respectively, an increase of $175,355, or 46.96%. As with the year-to-date period, increases in interest income were primarily due to interest and fees on loans funded by increases in deposit accounts attributing to the interest expense increase. The net interest margin for the three months ending June 30, 2003 and June 30, 2002 was 3.11% and 3.78%, respectively.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the periods ending June 30, 2003 and June 30, 2002, the provision for loan losses was $226,100 and $182,795, respectively. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. The reserve for loans losses at June 30, 2003 was $782,020, which was 1.24% of loans, net of unearned income and deferred fees. Net charge-offs for the six months ending June 30, 2003 and June 30, 2002 were $10,115 and 106,183, respectively, which equates to .02% and .37% of average loans, net of unearned income and deferred fees. There was one loan past due 90 days or more at June 30, 2003 in the amount of $20,530. There were no loans past due 90 days or more at June 30, 2002. Nonaccrual loans at June 30, 2003 and June 30, 2002 were $3,824 and $86,776, respectively.

For the three months ending June 30, 2003 and 2002, the provision expense was $145,468 and $57,984, respectively. For the three months ending June 30, 2003, the Corporation had net recoveries of $566. For the three months ending June 30, 2002, the Corporation had net charge offs of $100,109.

Noninterest Income

Noninterest income for the six months ending June 30, 2003 and 2002 was $279,224 and $63,445, respectively, an increase of $215,779, or 340.10%. This income was primarily from fees on deposit accounts, checkbook charges, mortgage brokerage income and credit life insurance with the largest by far attributed to mortgage brokerage income. Service charges on deposit accounts increased $50,880 in 2003 over the 2002 amount, an increase of 107.25% due to increased volumes in deposit accounts at Smith River and because of the opening of the Franklin Bank. Of this amount, net NSF fee income contributed $21,450, or 83.26% of the increase. Also, check cashing fees increased $12,477 due to the cashing of tax refund checks contracted through various tax and accounting firms guaranteeing the validity of the check.

MAINSTREET BANKSHARES, INC.

June 30, 2003

Other fee income and miscellaneous income was $180,903 and $15,649 for the six months ending June 30, 2003 and 2002, respectively, an increase of $165,257. This was primarily due to the recording of mortgage brokerage income which was $175,468 year-to-date at June 30, 2003. MainStreet BankShares, Inc. subsidiaries entered into contracts with Sidus Financial Corporation (“Sidus”) in the third quarter of 2002 in which the bank acts as a broker to initiate mortgage loans for Sidus, which are sold by them to other institutions, and for which the banks receive a fee. Offsetting the increase in mortgage brokerage income slightly was a write-down of Other Real Estate Owned of $15,000.

Noninterest income for the three months ending June 30, 2003 and 2002 was $137,457 and $25,954, respectively, an increase of $111,503, or 429.62%. Of this amount, service charges on deposit accounts increased $25,354, or 126.01% for the second quarter of 2003 compared to the second quarter of 2002. As with the year-to-date period this was primarily due to the increase in net NSF income. Other fee income and miscellaneous income was $91,983 and $5,479 for the three months ending June 30, 2003 and 2002, respectively, an increase of $86,504,or 157.88%. As with the year-to-date period, the increase is due to the mortgage brokerage income which was $96,850 for the second quarter of 2003. Offsetting this slightly was the write-down of $15,000 in Other Real Estate Owned.

Noninterest Expense

Total noninterest expense for the six months ending June 30, 2003 and 2002 was $1,508,763 and $968,761, respectively, an increase of $539,982. MainStreet BankShares Inc. opened its second de novo bank, Franklin Bank, on September 16, 2002. This occurrence has increased noninterest expense in every category. Also, Franklin Bank opened in a store-front, but moved to a permanent facility June 2, 2003. The year-to-date expense for 2003 also includes additional expenses with the new facility along with expenses associated with the move. The 2002 noninterest expense did include $134,882 in pre-opening and organizational costs associated with Franklin Bank. The year-to-date expense in 2003 includes a non-recurring expense of severance payment in the amount of $223,136. Without this non-recurring expense, total noninterest expense would have been $1,285,627 for the year-to-date period ending June 30, 2003, an increase of $316,846 over the same period in 2002 of which the 2003 expense includes the operations of a new de novo bank, Franklin Community Bank, N.A. Salaries and employee benefits for the six months ending June 30, 2003 and 2002 were $596,760 and $402,351, respectively, an increase of $194,409, or 48.32%. The increase is primarily attributed to the opening of the new bank; however, existing employees did receive salary increases during 2002 and 2003 that would have increased the expense in 2003. Occupancy and equipment expense was $208,008 and $187,660 for the six months ending June 30, 2003 and 2002, respectively, an increase of $20,348, or 10.84%. During 2002, Franklin Bank was in organization and therefore had certain expenses. In occupancy and equipment, the Bank incurred primarily rent, utilities, and janitorial expenses in the organization phase. The increase in expense in 2003 was due in the most part to depreciation expense on furniture and fixtures for Franklin Bank along with service maintenance contracts for this institution. Professional fees expense declined in 2003 compared to 2002 by $6,253. The 2002 professional fees expense dealt primarily with fees associated with the organization of Franklin Bank. The 2003 expense includes audit, legal and other expenses associated with the operations of two banks. Other expenses were $371,938 and $263,596 for the six months ending June 30, 2003 and 2002, respectively, an increase of $108,342, or 41.10%. This increase has been primarily due to the opening of the new bank. Such expenses that increased are data processing costs, advertising, franchise tax, OCC fees, and filing and recording fees paid by the banks for loan customers in the amounts of $26,981, $24,184, $15,294, $10,446 and $31,450, respectively.

Noninterest expense for the second quarter ending June 30, 2003 and 2002 was $891,736 and $498,544, respectively. As mentioned previously, the 2003 expense includes expenses associated with the operations of Franklin Community Bank, N.A. that opened near the end of the third quarter in 2002. The 2003 expense also includes the non-recurring severance payment in the amount of $223,136. Without this expense, total noninterest expense for the second quarter ending June 30, 2003 would have been $668,600, an increase of $170,056 over the same period in 2002. The 2003 second quarter expense also includes increased costs associated with the move of Franklin Bank into their permanent facility from the store-front

MAINSTREET BANKSHARES, INC.

June 30, 2003

where they opened initially. The 2002 expense includes $56,264 in organizational and pre-opening costs for Franklin Bank. Salaries and employee benefits expense was $294,590 for the three months ending June 30, 2003, an increase of $89,559 over the same period in 2002. Occupancy and equipment costs were $108,764 and $94,139 for the three months ending June 30, 2003 and 2002, respectively, an increase of $14,625. Professional fees rose $5,568 in the second quarter of 2003 compared to the second quarter of 2002. Other expenses were $202,175 and $141,871 for the three months ending June 30, 2003 and 2002.

Income Taxes

The Corporation is subject to both federal and state income taxes. The subsidiary banks, however, are subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the subsidiary banks will be profitable until at least the third full year of operations for each. Because of this and the start up costs associated with the banks, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the banks should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the six month period ended June 30, 2003 and 2002.

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

	June 30, 2003		December 31, 2002
Commercial	$41,277,356	65.50%	$30,130,845	65.20%
Residential real estate	10,146,523	16.10	10,340,175	22.38
Consumer	11,595,476	18.40	5,739,082	12.42

Total	$63,019,355	100.00%	$46,210,102	100.00%

MAINSTREET BANKSHARES, INC.

June 30, 2003

Gross loans increased $16,809,253, or 36.38%, at June 30, 2003 compared to December 31, 2002. The mix of the type of loans stayed comparable for the two periods in commercial loans, but real estate declined slightly while consumer loans increased. The consumer portfolio includes home equity lines which have increased over the comparable periods. At June 30, 2003 and December 31, 2002, the loan loss reserve was $782,020 and $566,025, respectively, or 1.24% and 1.22% of loans, net of unearned income and deferred fees. Net charge-offs of $10,114 and $106,183 for the first six months of 2003 and 2002 equated to ..02% and .37%, respectively of average loans outstanding, net of unearned income and deferred fees. There were one loan past due 90 days or more at June 30, 2003 in the amount of $20,530. There were no loans past due 90 days or more at June 30, 2002. Nonaccrual loans at June 30, 2003 and 2002 were $3,824 and $86,776, respectively. These loans were also considered to be impaired. Other real estate at June 30, 2003 was $127,842. At December 31, 2002, there were $4,045 in loans past due 90 days; there were $65,445 in nonaccrual loans that were considered to be impaired; and there was $86,524 in other real estate.

Deposits

Total deposits at June 30, 2003 and December 31, 2002 were $65,290,458 and $53,509,426, respectively. The deposit mix was as follows:

	June 30, 2003		December 31, 2002
Demand	$9,325,472	14.28%	$6,561,902	12.26%
Interest checking	3,515,386	5.38	2,315,249	4.33
Money markets	8,970,651	13.74	6,286,307	11.75
Savings	1,918,913	2.94	1,325,012	2.48
Certificates of deposit $100,000 and over	17,782,467	27.24	16,881,738	31.55
Other time deposits	23,777,569	36.42	20,139,218	37.63

Total	$65,290,458	100.00%	$53,509,426	100.00%

Total deposits increased $11,781,032, or 22.02%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has competed greatly in the market, especially when the Banks first opened to attract depositors.

Shareholders’ Equity

Total shareholders equity was $10,493,855 and $10,846,352 at June 30, 2003 and December 31, 2002, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. Net proceeds from the sale of common stock in the secondary offering were $5,945,905 at September 30, 2002. The secondary offering remained open until December 31, 2002. Offering expenses were netted against equity in both offerings. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at:

	June 30, 2003	December 31, 2002
Tier I Leverage Ratio (Actual)	13.45%	16.60%
Tier I Leverage Ratio (Quarterly Ave.)	14.08	18.25
Tier I Risk-Based Capital Ratio	16.53	22.33
Tier II Risk-Based Capital Ratio	17.78	23.51

MAINSTREET BANKSHARES, INC.

June 30, 2003

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, loan repayments, overnight federal funds lines, and borrowings from the Federal Home Loan Bank. To date the corporation has not utilized any borrowings from the Federal Home Loan Bank. The Corporation’s ratio of liquid assets to total liabilities at June 30, 2003 and December 31, 2002 was 11.55% and 24.85%, respectively. These ratios do not take into consideration any borrowing capabilities.

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

June 30, 2003

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

Item 4.    Submission of Matters to a Vote of Security Holders

MainStreet BankShares, Inc. held its fourth annual meeting of shareholders on April 17, 2003 at 2:00 p.m. at the Piedmont Arts Association in Martinsville, Virginia. There was one matter submitted to a vote of security holders, which was the election of six directors. The directors that were elected, the votes cast for and against each director, and the class to which they were elected are as follows:

	For	Against
Jesse D. Cahill, Sr. (Class B – Term Expires 2006)	836,140	19,700
Joseph F. Clark (Class B – Term Expires 2006)	835,940	19,900
Roxann B. Dillon (Class B – Term Expires 2006)	836,140	19,700
Joe C. Philpott (Class B – Term Expires 2006)	836,240	19,600
Joel R. Shepherd (Class B – Term Expires 2006)	832,240	19,600
Larry A. Heaton (Class A – Term Expires 2005)	832,240	23,600
Michael A. Turner (Class A – Term Expires 2005)	836,240	19,600
Danny M. Perdue (Class C – Term Expires 2004)	835,740	20,100

The following classes of directors also continued after the meeting:

Class A Directors – Term Expires 2005

William S. Clark	Director
Morton W. Lester	Director
Cecil R. McCullar	Director

Class C Directors – Term Expires 2004

Patricia H. Brammer	Director
Charles L. Dalton	Director
John M. Deekens	Director
Milford A. Weaver	Director

William S. Clark has since resigned as an Executive Officer and Director of the Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2003	By /s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: August 8, 2003	By /s/ Brenda H. Smith
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

Date: August 8, 2003	By:	/s/ CECIL R. MCCULLAR
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

Date: August 8, 2003	By:	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

MAINSTREET BANKSHARES, INC.

June 30, 2003

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits.

(b)	Reports on Form 8-K

Form 8-K filed April 25, 2003 reporting the 2003 Annual Meeting.

Form 8-K filed June 17, 2003 reporting the resignation of the Executive Vice President/COO of the Company.

Index to Exhibits

Number	Description of Exhibit
3(i)* *	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 filed with the Corporation’s Form 10-QSB on November 7, 2002 and herein incorporated by reference.

4.1*	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein Incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

10.1	Consulting agreement between Southeast Financial Holding, Inc. and the Corporation dated November 30, 2001 filed with the Corporation’s Form 10-KSB on March 28, 2002, and herein incorporated by reference.

10.2	Employment agreement between MainStreet BankShares, Inc. and Executive Vice President, Brenda H. Smith dated October 1, 2002 filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)