Form 10QSB
period 2003-09-30
MAINSTREET BANKSHARES INC
filed 2003-11-07
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,368,970 shares as of October 31, 2003

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of September 30, 2003 (unaudited).

2.	Consolidated Statements of Loss for the quarters ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited).

3.	Consolidated Statements of Loss for the year-to-date periods ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited).

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

September 30, 2003

ASSETS

Cash and due from banks	$3,306,517
Interest bearing deposits in banks	37,026
Federal funds sold	1,918,000
Securities available for sale	10,386,055
Loans:
Commercial loans	45,925,187
Residential real estate loans	12,391,121
Consumer loans	15,973,958

Total Gross Loans	74,290,266
Unearned income and deferred fees	173,450

Loans, net of unearned income and deferred fees	74,463,716
Less: allowance for loan losses	(927,620)

Net Loans	73,536,096
Furniture, fixtures and equipment	976,783
Accrued interest receivable	282,358
Other assets	262,599

TOTAL ASSETS	$90,705,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$10,694,386
Interest checking deposits	4,279,741
Money market deposits	12,467,994
Savings deposits	6,023,294
Certificates of deposit $100,000 and over	19,104,634
Other time deposits	25,956,275

Total Deposits	78,526,324

Federal funds purchased	1,619,000
Accrued interest payable and other liabilities	274,533

Total Liabilities	80,419,857

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,368,970 shares	13,583,103
Accumulated deficit	(3,424,392)
Accumulated other comprehensive gain	126,866

Total Shareholders’ Equity	10,285,577

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,705,434

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Interest Income:
Interest and fees on loans	$960,986	$558,708
Interest on interest-bearing deposits	85	24,949
Interest on federal funds sold	10,689	14,174
Interest on securities available for sale	61,364	85,000

Total Interest Income	1,033,124	682,831

Interest Expense:
Interest on certificates of deposit $100,000 and over	132,356	130,076
Interest on other deposits	252,852	152,067
Interest on short-term borrowings	413	4,734

Total Interest Expense	385,621	286,877

Net Interest Income	647,503	395,954
Provision for loan losses	145,350	43,000

Net Interest Income After Provision for Loan Losses	502,153	352,954

Noninterest Income:
Service charges on deposit accounts	52,623	18,431
Other fee income and miscellaneous income	79,141	31,129

Total Noninterest Income	131,764	49,560

Noninterest Expense:
Salaries and employee benefits	321,947	255,844
Occupancy and equipment expense	147,855	100,841
Professional fees	86,425	86,708
Other expenses	219,158	139,932

Total Noninterest Expense	775,385	583,325

Net Loss	$(141,468)	$(180,811)

Per Share:
Basic:
Net Loss Per Share	$(.10)	$(.23)

Average Shares Outstanding	1,368,970	785,521
Fully Diluted:
Net Loss Per Share	$(.10)	$(.23)

Average Shares Outstanding	1,368,970	785,521

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Loss

(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Interest Income:
Interest and fees on loans	$2,522,043	$1,558,090
Interest on interest-bearing deposits	234	50,811
Interest on federal funds sold	51,955	27,207
Interest on securities available for sale	201,030	264,162

Total Interest Income	2,775,262	1,900,270

Interest Expense:
Interest on certificates of deposit $100,000 and over	402,083	357,851
Interest on other deposits	681,989	421,092
Interest on short-term borrowings	521	10,373

Total Interest Expense	1,084,593	789,316

Net Interest Income	1,690,669	1,110,954
Provision for loan losses	371,460	225,795

Net Interest Income After Provision for Loan Losses	1,319,209	885,159

Noninterest Income:
Service charges on deposit accounts	150,944	65,872
Other fee income and miscellaneous income	260,044	46,778
Gain on sale of securities	—	355

Total Noninterest Income	410,988	113,005

Noninterest Expense:
Salaries and employee benefits	918,707	658,195
Severance payments	223,136	—
Occupancy and equipment expense	355,863	288,501
Professional fees	195,346	201,882
Other expenses	591,096	403,528

Total Noninterest Expense	2,284,148	1,552,106

Net Loss	$(553,951)	$(553,942)

Per Share:
Basic:
Net Loss Per Share	$(.40)	$(.77)

Average Shares Outstanding	1,368,970	721,771
Fully Diluted:
Net Loss Per Share	$(.40)	$(.77)

Average Shares Outstanding	1,368,970	721,771

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash Flows From Operating Activities

Net Loss	$(553,951)	$(553,942)
Provision for loan losses	371,460	225,795
Depreciation	140,237	116,132
Net amortization of premiums/discounts on securities	66,261	12,271
(Increase) decrease in accrued interest receivable	(46,791)	33,821
Increase in other assets	(98,209)	(97,471)
Increase (decrease) in accrued interest payable and other liabilities	(26,109)	40,839

Net cash used by operating activities	(147,102)	(222,555)

Cash Flows From Investing Activities

(Increase) decrease in interest-bearing deposits	(8,217)	797
(Increase) decrease in federal funds sold	4,459,000	(2,398,000)
Purchases of furniture, fixtures, and equipment	(352,083)	(81,282)
Purchases of securities available for sale	(15,641,862)	(14,410,246)
Proceeds from calls and maturities of securities available for sale	14,994,084	9,062,788
Increase in loans	(28,148,637)	(11,277,802)

Net cash used by investing activities	(24,697,715)	(19,103,745)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	2,222,896	5,055,927
Increase in other time deposits	5,817,057	6,715,954
Increase in other deposits	16,976,945	2,446,058
Increase (decrease) in short-term borrowings	1,619,000	(75,500)
Costs of stock issuance	—	115,472
Net proceeds from issuance of common stock	—	5,945,905

Net cash provided by financing activities	26,635,898	20,203,816

Net increase in cash	1,791,081	877,516

Cash and due from banks at beginning of period	$1,515,436	$894,475

Cash and due from banks at end of period	$3,306,517	$1,771,991

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,076,568	$808,028

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2003

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

September 30, 2003

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

September 30, 2003

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

September 30, 2003

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

(n) Loss Per Share

The Financial Accounting Standards No. 128, “Accounting for Earnings Per Shares” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending September 30, 2003, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share. At September 30, 2003 there were 60,000 options and 75,833 warrants outstanding. Of these outstanding there were 50,000 options and 50,004 warrants that were exercisable at September 30, 2003.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2003

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2003 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$5,149,892	$18,187	$(701)	$5,167,378

Mortgage backed securities	2,132,758	13,677	(8,781)	2,137,654

Corporate debt securities	2,462,239	104,484	—	2,566,723

Other securities	514,300	—	—	514,300

Total securities available for sale	$10,259,189	$136,348	$(9,482)	$10,386,055

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2003

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 are as follows:

	2003	2002
Balance at beginning of year	$566,025	$306,129
Provision for loan losses	371,460	225,795
Recoveries	6,584	—
Charge-offs	(16,449)	(106,183)

Balance at period end	$927,620	$425,741

Net charge-offs of $9,865 and $106,183 for the first nine months of 2003 and 2002 equated to .02% and .47% respectively, of average loans outstanding, net of unearned income and deferred fees. The loan loss reserve at September 30, 2003 was $927,620 or 1.25% of loans, net of unearned income and deferred fees. There were $29,977 in loans past due 90 days or more at September 30, 2003 compared to $55,265 at September 30, 2002. Nonaccrual loans at September 30, 2003 were $157,381 and $2,893, respectively, which were also considered to be impaired. Lost interest relative to these loans at September 30, 2003 and 2002 was $5,742 and $146, respectively.

Note 4 – Loss Per Share

	Three Months Ended September 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Income (loss) available to common Shareholders	$(141,468)	1,368,970	$(.10)

Diluted EPS

Income (loss) available to common shareholders	$(141,468)	1,368,970	$(.10)

	Nine Months Ended September 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Income (loss) available to common Shareholders	$(553,951)	1,368,970	$(.40)

Diluted EPS

Income (loss) available to common shareholders	$(553,951)	1,368,970	$(.40)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2003

	Three Months Ended September 30, 2002
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

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain on the balance sheet as of September 30, 2003.

Net unrealized losses on securities available for sale:

Net unrealized holding losses during the period	$6,824
Less reclassification adjustments for gains (losses) included in net income	—
Income Tax Benefit	—

Accumulated Other Comprehensive Gain	$6,824

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2003

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2003, outstanding commitments to extend credit were $17,840,863.

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

September 30, 2003

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

MAINSTREET BANKSHARES, INC.

September 30, 2003

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency (“OCC”) on October 24, 2001 and from the Federal Deposit Insurance Corporation (“FDIC”) on November 2, 2001. Final approval was received from the OCC on September 12, 2002 and from the FDIC on September 12, 2002 with permission to open on September 16, 2002. The State Corporation Commission and the Federal Reserve Bank, N.A. both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the stock of Franklin Community Bank, N.A. on July 23, 2002 and July 18, 2002, respectively. On September 13, 2002, the escrow funds were released from First Citizens Bank and Company, Inc. after having received all requirements, to MainStreet BankShares, Inc. MainStreet BankShares, Inc. then purchased the stock of Franklin Community Bank, N.A. Franklin Community Bank, N.A. opened for business on September 16, 2002. Franklin Bank operates much like Smith River Community Bank, N.A., as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. In the early years, it will rely on local advertising and the personal contacts of its directors and employees, and our shareholders to attract customers and business to the bank. The Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia.

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

MAINSTREET BANKSHARES, INC.

September 30, 2003

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance

Overview

Total consolidated assets at September 30, 2003 were $90,705,434. This was an increase of $26,049,014, or 40.29%. The largest components of these assets were net loans at $73,536,096; securities available for sale at $10,386,055; federal funds sold at $1,918,000; and cash and due from banks at $3,306,517. Total shareholders’ equity at September 30, 2003 was $10,285,577.

The Corporation’s net loss for year-to-date periods ending September 30, 2003 and 2002 was $(553,951) and $(553,942), respectively. The net loss for the three months ending September 30, 2003 was $(141,468) compared to $(180,811) for the comparable period ending September 30, 2002. The 2003 loss for the year-to-date period included a non-recurring severance payout including personnel taxes and accrued vacation in the amount of $223,136. Without this one time expense, the net loss for the year-to-date period ending September 30, 2003 would have been ($330,815). Volumes have increased in 2003 versus 2002 for Smith River Community Bank, N.A. and Franklin Community Bank, N.A., which did not open until the end of the third quarter in 2002 on September 16, 2002. The increased volumes have certainly added to the dollars in the net interest margin; however, the net interest margin has declined for the comparable periods due to the compression from the additional drops in the federal funds rate by the Federal Reserve in November 2002 and June 2003. Also competitive pricing by our banks and special deposit pricing has contributed to the compressed net interest margin. The 2002 net loss included pre-opening and organizational costs associated with Franklin Bank, which were approximately $212,496.

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

Net interest income for the year-to-date periods ending September 30, 2003 and September 30, 2002 was $1,690,669 and $1,110,954, respectively, an increase of $579,715, or 52.18%. Increases in interest income were primarily in interest and fees on loans funded by increases in deposit accounts causing the increase in interest expense. Average loan volumes year-to-date September 30, 2003 and 2002 were $57,703,954 and $30,098,221, respectively, an increase of $25,263,112 and $19,091,027, respectively from their prior year-ends. Average interest-bearing deposit volumes for the year-to-date periods ending September 30, 2003 and 2002 were $55,278,436 and $32,535,796, an increase of $19,943,426 and $16,107,382 over their prior year ends. The net interest margin for the nine months ending September 30, 2003 and September 30, 2002 was 2.86% and 3.74%, respectively. As mentioned previously, the decline in the net interest margin is due to the additional drop in the federal funds rate by the Federal Reserve in November 2002 and June 2003 along with competitive pricing by our banks and special deposit pricing. The Federal Reserve Bank has lowered interest rates 500 basis points beginning in 2001 through June 2003. This has had an will continue to have a negative impact on the net interest margin and thus the net income (loss) of the corporation. De novo banks such as Smith River and Franklin Bank must price new loans competitively and consequently do not have older, higher yielding loans in their portfolio. It is anticipated that this compression of the net interest rate margin will continue through the remainder of 2003.

MAINSTREET BANKSHARES, INC.

September 30, 2003

Net interest income for the third quarter ending September 30, 2003 and September 30, 2002 was $647,503 and $395,954, respectively, an increase of $251,549, or 63.53%. As with the year-to-date periods, the increases in interest income were primarily in interest and fees on loans funded by increases in deposit accounts. The net interest margin for the three months ending September 30, 2003 and September 30, 2002 was 3.22 % and 3.53%, respectively.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the periods ending September 30, 2003 and September 30, 2002, the provision for loan losses was $371,460 and $225,795, respectively. The 2002 expense also included specific reserves of $82,756 associated with an impaired loan. For the three-month period ending September 30, 2003 and September 30, 2002, the provision for loan losses was $145,350 and $43,000, respectively. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. The reserve for loans losses at September 30, 2003 was $927,620, which was 1.25% of loans net of unearned income. Charge-offs for the nine months in 2003 were $9,865. There were $29,977 in loans past due 90 days or more at September 30, 2003. There were four nonaccrual loans at September 30, 2003 that totaled $157,381.

Noninterest Income

Noninterest income for the nine months ending September 30, 2003 and September 30, 2002 was $410,988 and $113,005, respectively. This income was primarily from fees on deposit accounts, checkbook charges, mortgage brokerage income and credit life insurance with the largest by far attributed to fees received from mortgage brokerage income. Service charges on deposit accounts were $150,944 and $65,872, for the nine months ending September 30, 2003 and 2002, respectively, an increase of $85,072, or 129.15%. The majority of the increase in the service charges on deposit accounts relates to increases in net NSF fees and check cashing fees. The number and volume of deposit accounts have increased at Smith River and Franklin Bank. In 2003, Smith River contracted with various tax and accounting firms to cash tax refund checks through which the firms guaranteed the validity of the check. Other fee income and miscellaneous income were $260,044 and $46,778 for the periods ending September 30, 2003 and 2002, respectively, an increase of $213,266. Mortgage brokerage fee income increased $231,460 in 2003 over the same period in 2002. MainStreet BankShares, Inc. subsidiaries entered into contracts with Sidus Financial Corporation (“Sidus”) in the third quarter of 2002 in which the banks act as a broker to initiate mortgage loans for Sidus, which are sold by them to other institutions, and for which the banks receive a fee. The subsidiary banks have also added other companies of which operate basically the same. Offsetting the increase in mortgage brokerage income was a write-down on other real estate property of $36,562.

Noninterest income for the three months ending September 30, 2003 and September 30, 2002 was $131,764 and $49,560, respectively, an increase of $82,204, or 165.87%. Service charges on deposit accounts increased $34,192 in 2003 over the 2002 income. As with the year-to-date period, this increase was primarily due to increases in net NSF income and check cashing fees. Other fee income and miscellaneous income increased $48,012 in 2003 over the 2002 income. The same holds true for this category as with the year-to-date period. Mortgage brokerage fee income primarily attributed to the increase offset by a write-down in the third quarter of other real estate in the amount of $21,562.

Noninterest Expense

Total noninterest expense for the nine months ending September 30, 2003 and September 30, 2002 was $2,284,148 and $1,552,106, respectively, an increase of $732,042, or 47,16%. MainStreet BankShares,

MAINSTREET BANKSHARES, INC.

September 30, 2003

Inc. opened its second de novo bank, Franklin Bank, on September 16, 2002. This occurrence has obviously increased noninterest expense in every category. Also, Franklin bank opened in a store-front, but moved to a permanent facility June 2, 2003. The year-to-date expense for 2003 also included additional expenses with the new facility along with expenses associated with the move. The 2002 noninterest expense did include organizational and pre-opening expenses associated with Franklin Bank in the amount of $212,496. The year-to-date expense in 2003 includes a non-recurring expense of severance payment in the amount of $223,136. Without this non-recurring expense, total noninterest expense would have been $2,061,012 for the year-to-date period ending September 30, 2003, an increase of $508,906. This increase is primarily due to the operations of the new de novo bank, Franklin Community Bank, N.A. Salaries and employee benefits were $918,707 and $658,195 for the nine months ending September 30, 2003 and 2002, respectively, an increase of $260,512, or 39.58%. The increase is primarily attributable to the opening of the new bank; however, existing employees did receive salary increases during 2002 and 2003 that would have increased the expense in 2003. Occupancy and equipment expense was $355,863 and $288,501 for the nine months ending September 30, 2003, an increase of $67,362 or 23.35%. During 2002, Franklin Bank was in organization and therefore had certain expenses. In occupancy and equipment, the Bank incurred primarily rent, utilities, and janitorial expenses in the organization phase. The increase in expense in 2003 was due in the most part to depreciation expense on furniture and fixtures for Franklin Bank, maintenance contracts for that bank, and an increase in lease payment due to the new facility along with increased janitorial services. Professional fees were $195,346 in 2003 compared to $201,882 in 2003. The 2002 professional fees expense dealt primarily with fees associated with the organization of the Franklin Bank. The 2003 expense includes audit, legal and other expenses associated with the operations of the two banks. Also included in the expense for 2003 are services paid to a company that are computer and network related. Other expenses were $591,906 and $403,528 for the nine months ending September 30, 2003, an increase of $188,378 or 46.68%. This increase has been primarily due to the opening of the new bank. Expenses that increased are data processing costs, advertising, franchise tax, OCC fees, and filing and recording fees paid by the banks for loan customers in the amounts of $50,186, $28,848, $22,077, $15,492, and $55,522, respectively.

Noninterest expense for the third quarter ending September 30, 2003 and 2002 was $775,385 and $583,325, respectively, an increase of $192,060 or 32.93%. As mentioned previously, the 2003 expense included expenses associated with the operations of Franklin Community Bank, N.A. that opened near the end of the third quarter in 2002. The 2003 expense also includes increased costs associated with Franklin Bank being in their permanent facility instead of the store-front location in which the Bank opened initially. The 2002 expense includes $77,614 in organizational and pre-opening costs associated with Franklin Bank. Salaries and employee benefits were $321,947 for the three months ending September 30, 2003, an increase of $66,103 over the same period in 2002. Occupancy and equipment expense was $147,855 and $100,841 for the three months ending September 30, 2003 and 2002, respectively, an increase of $47,014. Professional fees expense was comparable for the third quarter of 2003 and 2002 at $86,425 and $86,708, respectively. Other expenses were $219,158 and $139,932 for the third quarter ending September 30, 2003 and 2002, respectively.

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

MAINSTREET BANKSHARES, INC.

September 30, 2003

This could reduce taxes in the initial years of profitability. If the banks should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the six month period ended September 30, 2003 and 2002.

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

	September 30, 2003		December 31, 2002
Commercial	$45,925,187	61.82%	$30,130,845	65.20%
Residential real estate	12,391,121	16.68	10,340,175	22.38
Consumer	15,973,958	21.50	5,739,082	12.42

Total	$74,290,266	100.00%	$46,210,102	100.00%

Gross loans increased $28,080,164, or 60.77%, at September 30, 2003 compared to December 31, 2002. The mix of the type of loans stayed comparable for the two periods. At September 30, 2003 and December 31, 2002, the loan loss reserve was $927,620 and $566,025, respectively, or 1.25% and 1.22% of gross loans outstanding. Net charge-offs of $9,865 and $106,183 for the first nine months of 2003 and 2002 equated to .02% and .47%, respectively of average loans outstanding. There were $29,977 in loans past due 90 days or more at September 30, 2003. There were $157,381 in nonaccrual loans that were also considered to be impaired. At December 31, 2002, there were $4,045 in loans past due 90 days and $65,445 in nonaccrual loans.

MAINSTREET BANKSHARES, INC.

September 30, 2003

Deposits

Total deposits at September 30, 2003 and December 31, 2002 were $78,526,324 and $53,509,426, respectively. The deposit mix was as follows:

	September 30, 2003		December 31, 2002
Demand	$10,694,386	13.62%	$6,561,902	12.26%
Interest checking	4,279,741	5.45	2,315,249	4.33
Money markets	12,467,994	15.88	6,286,307	11.75
Savings	6,023,294	7.67	1,325,012	2.48
Certificates of deposit $100,000 and over	19,104,634	24.33	16,881,738	31.55
Other time deposits	25,956,275	33.05	20,139,218	37.63

Total	$78,526,324	100.00%	$53,509,426	100.00%

Total deposits increased $25,016,898 or 46.75%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has competed greatly in the markets, especially when the Banks first opened to attract depositors.

Shareholders’ Equity

Total shareholders equity was $10,285,577 and $10,846,352 at September 30, 2003 and December 31, 2002, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. Net proceeds from the sale of common stock in the secondary offering were $5,945,905 at September 30, 2002. The secondary offering remained open until December 31, 2002. Offering expenses were netted against equity in both offerings. All capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at:

	September 30, 2003	December 31, 2002
Tier I Leverage Ratio (Actual)	11.22%	16.60%
Tier I Leverage Ratio Quarterly Ave.)	12.28	18.25
Tier I Risk-Based Capital Ratio	13.96	22.33
Tier II Risk-Based Capital Ratio	15.21	23.51

Short-term Borrowings

There were short-term borrowings at September 30, 2003 of $1,619,000 which were overnight federal funds purchased. At December 31, 2002, the short-term borrowings were $75,500 which were from a line of credit outstanding utilized for payment of expenses associated with the secondary offering. Once the escrow dollars were received from the secondary sale of common stock in the offering, the line of credit was paid off.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing

MAINSTREET BANKSHARES, INC.

September 30, 2003

obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. Bankshares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, loan repayments, overnight federal funds lines, and borrowings from the Federal Home Loan Bank. To date the corporation has not utilized any borrowings from the Federal Home Loan Bank. The Corporation’s ratio of liquid assets to total liabilities at September 30, 2003 and December 31, 2002 was 11.15% and 24.85%, respectively. These ratios do not take into consideration any borrowing capabilities.

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

September 30, 2003

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

Date: November 7, 2003	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: November 7, 2003	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

MAINSTREET BANKSHARES, INC.

September 30, 2003

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits.

(b)	Reports on Form 8-K

Form 8-K filed September 19, 2003 reporting the amendment of the Corporation’s by laws on September 17, 2003.

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 and amended February 20, 2001, amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1*	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 1999 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

10.1	Consulting Agreement between Southeast Financial Holding, Inc. and the Corporation dated November 30, 2001 filed with the Corporation’s Form 10-KSB on March 28, 2002, and herein incorporated by reference.

10.2	Employment agreement between MainStreet BankShares, Inc. and Executive Vice President, Brenda H. Smith dated October 1, 2002 filed with the Corporation’s Quarterly Form 10-QSB on November 27, 2002 and herein incorporated by reference.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)