Form 10KSB
period 2003-12-31
MAINSTREET BANKSHARES INC
filed 2004-03-05
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year $4,623,496

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $11,868,391.50 based on $10.50 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,372,780 shares outstanding as of February 29, 2004.

Documents incorporated by reference. Portions of the Corporation’s 2004 Proxy Statement have been incorporated by reference into Part III.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

MainStreet BankShares, Inc.

Form 10-KSB

PART I

Item 1. Description of Business

General

MainStreet BankShares, Inc., (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. MainStreet was primarily formed to serve as a holding company for Smith River Community Bank, N.A., (“Smith River Bank”), a national bank. MainStreet has had two registered stock offerings raising a total of $14,029,501 since its inception. MainStreet has two wholly owned subsidiaries, Smith River Bank and Franklin Community Bank, N.A. (“Franklin Bank”). On January 28, 2004, Smith River acquired a non-controlling 40% interest in MainStreet Title Agency, LLC, a Virginia limited liability company (“MTA”). MTA is a Virginia licensed agent for the sale of title insurance. It does business only in Virginia.

MainStreet is authorized to engage in any lawful activity for a bank holding company. The holding company structure provides greater flexibility than Smith River Bank and Franklin Bank standing alone have to expand and diversify business activities through newly formed subsidiaries or through acquisitions. MainStreet’s business is conducted through the two subsidiary banks and its indirect interest in MTA.

Smith River Community Bank, N.A.

Smith River Bank is a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Smith River Bank’s initial capitalization was provided by MainStreet purchasing $6,321,840 of its common stock.

Smith River Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Smith River Bank relies mainly on local advertising and promotional activities and on personal contacts by its directors, officers, and shareholders to attract business and to acquaint potential customers with its personalized services. Smith River Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Smith River Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally-managed and headquartered commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. Smith River Bank will continue to evaluate all banking services as to their profitability. The main office is located at 730 East Church Street, Martinsville, Virginia. Smith River Bank also has branches at 380 Riverside Drive, Bassett, Virginia and at 105 Dobyns Road, Stuart, Virginia.

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve, whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank’s initial capitalization was provided by MainStreet purchasing $5,867,500 of its common stock.

Franklin Bank operates much like Smith River Bank, as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally-owned community bank. It relies on local advertising and the personal contacts of its directors and employees, and shareholders to attract customers and business to the Bank. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has received approval to open a branch which is currently under construction. It is anticipated that it will be completed within the first quarter of 2004. It will be located in the Westlake area of Franklin County at 12930 Booker T. Washington Highway, Hardy, Virginia.

MainStreet Title Agency, LLC

MTA is a Virginia limited liability company. It started business as a licensed title insurance agency on June 15, 1998. It operates only in Virginia. MTA is in the business of making title insurance underwriting endorsement decisions on title risks, including the issuance of title insurance policies, binders and endorsements; making abstracts of land titles; providing the public with title insurance binders, commitments and policies and holding settlements or escrow money related to real estate closings. On January 28, 2004, Smith River acquired a 40% non-controlling interest in MTA from its only other member.

Primary Service Area

The primary service area of Smith River Bank is Martinsville, Henry County and Patrick County, Virginia which is located in south central Virginia with its southern border on the North Carolina state line. The city of Martinsville is geographically located in the center of Henry County. The market of Martinsville, Henry County and Patrick County has a population of approximately 93,000 and its economy has experienced high levels of unemployment and contraction of its economic base.

The primary service area of Franklin Bank is all of Franklin County and the Town of Rocky Mount. Franklin County lies in Southwest Virginia and is bounded by Henry County to the south, Pittsylvania County to the east, Roanoke County to the north and Floyd/Patrick Counties to the west. The primary service area has a population of approximately 47,000 and its economy has experienced substantial growth in recent years.

Competition

Smith River Bank and Franklin Bank experience competition in attracting and retaining business and personal checking and savings accounts, and making commercial, consumer, and real estate loans and providing other services in the primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Both banks anticipate that they will be able to take advantage of the consolidation in the banking industry in the market area by providing personalized banking services that will be desirable to large segments of bank customers which will enable the bank to compete satisfactorily. They also intend to continue to establish a high level of service with local decision-making focused solely on their markets. They believe these factors will more than offset the advantages that larger banks in their markets may have in offering a larger number of banking locations and range of services.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned subsidiaries as of December 31, 2003 was 42. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Selected Statistical Information of MainStreet BankShares, Inc.

The following statistical information is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned income	$63,282,661	$3,675,950	5.81%	$32,496,492	$2,187,005	6.73%
Securities available-for-sale	7,674,902	272,638	3.55	7,652,477	354,214	4.63
Interest-bearing deposits in banks*	35,252	313.89		41,334	51,133	123.71
Federal funds sold	6,550,835	68,399	1.04	3,809,189	55,736	1.46

Total Interest Earning Assets	77,543,650	4,017,300	5.18%	43,999,492	2,648,088	6.02%
Cash and due from banks	2,231,630			1,118,369
Other assets	1,367,033			1,217,353
Allowance for loan losses	(766,511)			(408,430)

Total Assets	$80,375,802			$45,926,784

Interest checking deposits	$3,419,068	$39,546	1.16%	$1,666,201	$15,591.94%
Money market deposits	9,995,575	178,621	1.79	3,791,214	78,711	2.08
Savings deposits	4,288,823	72,387	1.69	777,373	10,492	1.35
Certificates of deposit $100,000 and over	18,465,508	537,488	2.91	14,425,290	492,091	3.41
Other time deposits	24,037,610	687,090	2.86	14,461,307	499,936	3.46
Federal funds purchased	48,803	762	1.56	6,893	161	2.34
Short-term borrowings	—	—	—	206,732	10,255	4.96

Total interest-bearing liabilities	60,255,387	1,515,894	2.52	35,335,010	1,107,237	3.13%
Demand deposits	9,250,762			4,213,778
Other liabilities	266,227			221,969

Total Liabilities	69,772,376			39,770,757
Shareholders’ Equity	10,603,426			6,156,027

Total Liabilities and Shareholders’ Equity	$80,375,802			$45,926,784

Net Interest Earnings		$2,501,406	2.66%		$1,540,851	2.89%

Net Yield on Interest Earning Assets			3.23%			3.50%

*	Interest income received on funds in escrow for the offering are included in interest income in 2002. There was no corresponding average balance due to the account being with the escrow agent. Excluding this interest of $50,682, the yield is 1.09% for 2002.

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

	2003 Compared to 2002 Increase (Decrease) Due to Change In			2002 Compared to 2001 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned Income	$1,824,103	$(335,158)	$1,488,945	$1,338,672	$(311,565)	$1,027,107
Securities available-for-sale	1,035	(82,611)	(81,576)	37,256	(95,941)	(58,685)
Interest-bearing deposits in banks	(6,560)	(44,260)	(50,820)	(31,077)	63,518	32,441
Federal funds sold	31,897	(19,234)	12,663	52,913	(67,676)	(14,763)

Total Interest Income	$1,850,475	(481,263)	1,369,212	$1,397,764	$(411,664)	$986,100
Interest Expense:
Interest checking deposits	$19,564	$4,391	$23,955	$7,919	$(2,524)	$5,395
Money market deposits	112,279	(12,369)	99,910	33,256	(55,774)	(22,518)
Savings deposits	58,643	3,252	61,895	6,293	(2,913)	3,380
Certificates of deposit $100,000 and over	124,554	(79,157)	45,397	279,141	(146,930)	132,211
Other time deposits	285,613	(98,459)	187,154	330,930	(103,717)	227,213
Federal funds purchased	671	(70)	601	(1,819)	(352)	(2,171)
Short-term borrowings	(10,255)	—	(10,255)	10,100	(42)	10,058

Total Interest Expense	$591,069	$(182,412)	$408,657	$665,820	$(312,252)	$353,568
Net Interest Income	$1,259,406	$(298,851)	$960,555	$731,944	$(99,412)	$632,532

INVESTMENT PORTFOLIO

All securities at December 31, 2003 and December 31, 2002 were classified as available-for-sale. The carrying and approximate market values and gross unrealized gains and losses of securities available for sale appear in Part II, Item 7, Note 2 of this report.

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 7, Note 2 of this report.

The following table shows the maturities of securities available-for-sale as of December 31, 2003 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Federal reserve bank stock is included in the other securities category and totaled $336,700 at December 31, 2003 with an average yield of 6.00%.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. government agencies	$3,998,148	0.99%	$3,313,876	3.62%	$398,875	3.88%	$—	—%	$7,710,899
Mortgage backed securities	—	—	1,680,344	4.66	189,776	5.00	—	—	1,870,120
Corporate securities	511,068	6.44	2,037,548	6.32	—	—	—	—	2,548,616
Other securities	—	—	—	—	—	—	514,300	5.91	514,300

Total	$4,509,216		$7,031,768		$588,651		$514,300		$12,643,935

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type:

	December 2003	December 2002	December 2001
Commercial, financial and agricultural	$53,301,678	$30,130,845	$14,316,209
Real estate-mortgage	15,690,070	10,340,175	6,278,546
Consumer	14,810,095	5,739,082	2,832,601

Gross Loans	83,801,843	46,210,102	23,427,356
Unearned income and deferred fees	189,197	114,842	—

Loans, net of unearned income and deferred fees	83,991,040	46,324,944	23,427,356
Less: Allowance for loan losses	(1,051,377)	(566,025)	(306,129)

Loans, net of unearned income	$82,939,663	$45,758,919	$23,121,227

Virtually all of MainStreet’s business activity is with customers located in its primary market area although Smith River Bank, on occasion, will seek deposits from customers in other markets, such as Northern Virginia. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture, pre-built housing, and agricultural. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have four areas classified as concentrations of credit at December 31, 2003. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $14,047,260; loans for construction of buildings with an outstanding balance of $3,517,369; loans for gasoline stores with an outstanding balance of $3,338,653; and loans for motor vehicles and parts with an outstanding balance of $2,777,650. At December 31, 2002, there was one credit concentration in loans for real estate with an outstanding balance of $6,509,865.

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

The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2003 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$16,852,843	$30,829,826	$5,619,009	$53,301,678
Interest rates are floating or adjustable	13,568,256	12,374,563	3,961,912	29,904,731
Interest rates are fixed or predetermined	3,284,587	18,455,263	1,657,097	23,396,947

It is MainStreet’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. There was one loan on nonaccrual at December 31, 2003 totaling $3,824 and one loan on nonaccrual at December 31, 2002 in the amount of $65,445. There were no loans past due 90 days or more at December 31, 2003. Loans past due 90 days or more at December 31, 2002 totaled $4,045.

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. Such loans at December 31, 2003 and 2002 were .00% and .15%, respectively, of loans, net of unearned income. The discussion of the effect of nonaccrual loans on interest income and impaired loans can be found in Part II, Item 7, Note 3 of this report.

At December 31, 2003 and 2002, MainStreet has other real estate, which represents foreclosed properties totaling $56,544 and $86,524, which is carried at the lower of cost or fair market value.

Summary of Loan Loss Experience

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2003	December 31, 2002	December 31, 2001
Average amount of loans, net of unearned, outstanding during the year	$63,282,661	$32,496,492	$13,358,739
Balance of allowance for loan losses at beginning of year	566,025	306,129	93,100
Loans charged off:
Commercial, financial and agricultural	144,757	—	32,303
Real estate-mortgage	—	83,503	—
Consumer	27,278	36,646	3,761

Total loans charged off:	172,035	120,149	36,064

Recoveries of loans previously charged off:
Commercial, financial and agricultural	—	—	600
Real estate- mortgage	—	—	—
Consumer	6,885	100	—

Total recoveries:	6,885	100	600

Net loans charged off:	165,150	120,049	35,464
Additions to the allowance for loan losses	650,502	379,945	248,493

Balance at end of year	$1,051,377	$566,025	$306,129

In analyzing the allowance for loan losses, management has reviewed risk ratings of loans, past due reports and nonaccrual loans. Management has also reviewed the allowance in comparison to experience-to-date along with regulatory and peer comparisons. MainStreet has also taken into consideration concentrations of credit along with the economy of the area. The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2003		December 2002		December 2001
Commercial, financial and agricultural	$524,266	63.61%	$274,308	65.20%	$106,184	61.11%
Real estate – mortgage	94,443	18.72	54,014	22.38	33,671	26.80
Consumer	103,221	17.67	36,694	12.42	16,935	12.09
Specific reserve	—	—	45,000	—	25,000	—
Unallocated	329,447	—	156,009	—	124,339	—

Total	$1,051,377	100.00%	$566,025	100.00%	$306,129	100.00%

DEPOSITS

Total deposits at December 31, 2003 and 2002 were $93,807,204 and $53,509,426, respectively. See Management’s Discussion and Analysis in this document for the major classifications of deposits along with their percentage to total deposits. Non-interest bearing demand deposits, money market deposits, certificates of deposit $100,000 and over, and other time deposits carried average balances at December 31, 2003 that were in excess of 10 percent of average total deposits. The average amount and rate of these deposits can be found in Part I, Item 1, in the distribution of Assets, Liabilities, and Shareholders Equity: Interest Rate and Interest Differentials table found on page 3 of this document. The maturities of certificates of deposits over $100,000 and other time deposits appear in Part II, Item 7, Note 6 of this report.

RETURN ON EQUITY AND ASSETS

Certain ratios for equity and assets as of December 31, 2003 and December 31, 2002 are presented as follows:

	December 31, 2003	December 31, 2002
Return on average shareholders’ equity	(5.77)%	(13.22)%
Return on average assets	(.76)	(1.77)
Dividend payout ratio	—	—
Average shareholders’ equity to average assets	13.19	13.40

Item 2. Description of Property

At December 31, 2003 MainStreet had two lease agreements for its facilities in Martinsville, Virginia. One lease is for MainStreet’s executive offices and operations area and the other lease is for the main banking office of Smith River Bank. The executive office lease is for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. Smith River Bank’s main office lease covers nearly 2,486 additional square feet and is located at 730 East Church Street and Booker Road in Martinsville, Virginia. Both leases commenced on August 1, 2002. On January 7, 2004, Smith River’s main office lease was amended to allow for expansion of its facilities. The expansion of the building will add approximately 1,500 square feet and is anticipated to be completed in the second quarter of 2004. The amended lease expires March 31, 2014. On January 28, 2004, MainStreet signed an additional lease for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This lease will commence May 1, 2004 and expires April 30, 2009. The new lease will replace the existing lease for the executive and operations offices. Neither lease has a renewal option.

MainStreet also leases a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia for a branch of Smith River Bank from one of its bank directors. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999 and expired on December 4, 2003. A new three-year lease is being negotiated. The second branch of Smith River Community Bank, N.A. opened on August 6, 2001 at 105 Dobyns Road in Stuart, Virginia. A modular facility was purchased for the branch, but the property is being leased for a 10-year period which began August 1, 2001 with options to extend.

Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of MainStreet. Franklin Bank has provided permanent financing of the facility. At December 31, 2003, a branch of Franklin Bank is under construction in the Westlake area of Franklin County. An oral commitment has been made by Franklin Bank to lease the facility once it is complete. While the final agreement is still being negotiated, it is anticipated that the bank will provide permanent financing to the owners and lease the facility for a 15-year period. One of the owners is a director and two are shareholders.

Neither MainStreet nor the banks own any real property.

Item 3. Legal Proceedings

MainStreet currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4. Submission of Matters To A Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

MainStreet has 10,000,000 authorized shares of common stock, no par value, and currently has 1,372,780 shares of its common stock outstanding. In addition, the initial organizers of MainStreet received 87,500 warrants in connection with the initial public offering. Each warrant provides the holder with the right to buy one share of stock in the future at a price of $10.00 per share. As of December 31, 2003, 75,833 warrants have vested and 11,667 warrants have been forfeited and can no longer be exercised. In addition, MainStreet has issued options to its present and former employees to purchase 60,000 shares of common stock at a price equal to the fair market value of MainStreet’s common stock as of the date of grant. As of December 31, 2003, 60,000 options had fully vested and none had been exercised.

In connection with the offering of MainStreet’s common stock to capitalize Franklin Bank in 2002, TCF Financial Corporation (“TCF”) purchased 135,945 shares of MainStreet’s common stock. This purchase equates to 9.90% of current common stock outstanding excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 East Lake Street, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. TCF has banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

MainStreet does not anticipate that its common stock will be traded actively for some time. At some point in the future, it may investigate trading on the over-the-counter market or on an established exchange. Before it can do that it will have to find licensed investment banking firms willing to make a market in the stock.

There are approximately 1,820 shareholders of common stock as of December 31, 2003.

In order to preserve capital to facilitate growth and expansion, MainStreet does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to MainStreet by Smith River Bank and Franklin Bank. Smith River Bank and Franklin Bank similarly do not anticipate paying any dividends to MainStreet in the foreseeable future because of the need to facilitate growth and expansion. The banks are also limited in the amount of dividend payments by the Office of the Comptroller of the Currency (“OCC”) which regulates Smith River Bank and Franklin Bank. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval.

The information required on the description of equity compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans Approved by security holders	135,833	$10.11	—
Equity compensation plans Not approved by security holders	—	—	—

Total	135,833	$10.11	—

Refer to Part II, Item 7, Note 12 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6. Management’s Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. MainStreet takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected that could result in a deterioration of credit quality or a reduced demand for credit; and (4) legislative or regulatory changes including changes in accounting standards, may adversely affect the business.

General

MainStreet was incorporated on January 14, 1999 in Virginia as First Community National BanCorp., Inc. On July 8, 1999, MainStreet changed its name to Smith River Bankshares, Inc. On March 6, 2001, MainStreet changed its name to MainStreet BankShares, Inc. MainStreet was formed for the primary reason of becoming a bank holding company for Smith River Bank. Upon the formation of Smith River Bank, MainStreet bought all the stock of Smith River Bank from the proceeds of the offering. Smith River Bank opened for business on July 24, 2000.

MainStreet organized and capitalized Franklin Bank from the proceeds of a second public offering of its common stock which was completed on December 31, 2002. Franklin Bank opened for business on September 16, 2002.

Overview

Total assets at December 31, 2003 and 2002 were $104,335,607 and $64,656,420, respectively, an increase of $39,679,187, or 61.37%. Total shareholders’ equity at December 31, 2003 and 2002 was $10,220,463 and $10,846,352, respectively.

MainStreet’s net loss for the twelve months ending December 31, 2003 and 2002 was $(611,772) and $(813,891), respectively. This equates to a decrease in the loss from year-to-year of $202,119, or 24.83%. The 2003 net loss includes a nonrecurring expense of $223,136 in severance payments. If this one-time payout had not occurred, the net loss for 2003 would have been $(388,636), which translates into a decrease in the loss from 2002 of $425,255, or 52.25%. The 2002 net loss includes pre-opening and organizational costs for Franklin Bank in the amount of $212,299 and also includes 3 ½ months of operations for Franklin Bank.

MainStreet has experienced significant growth and change. MainStreet began as a one-bank holding company with one banking branch and has grown to a two-bank holding company with four locations at year-end 2003 along with the construction of a fifth location which is anticipated to be opened in the first quarter of 2004. From the opening of the first branch in late July 2000 to December 31, 2003, a little over three years and four months, MainStreet’s total assets have grown to $104.3 million.

Smith River Bank ended the year with $54.9 million in total assets. Smith River Bank experienced four straight months of profitability in 2002 beginning with September 2002, which was ahead of original projections for profitability. Smith River Bank experienced ten months of profitability in 2003. Without the one-time severance payout, Smith River Bank would have had eleven months of profitability and fifteen straight months of profitability. In December 2003, Smith River Bank experienced a charge-off totaling $144,757, which was in turn expensed to replenish the allowance for loan losses. It is anticipated that Smith River Bank will be cumulatively profitable in 2004; however, the level of profitability in 2004 may be adversely affected by the expected compression of the net interest margin. The Federal Reserve has lowered interest rates 550 basis points beginning in 2001 through year-end 2003. This has had and will continue to have a negative impact on the net interest margin. Young financial institutions such as Smith River Bank must price new loans competitively and consequently do not have older, higher yielding loans in their portfolio. The same holds true for Franklin Bank. This bank opened on September 16, 2002 and at December 31, 2002 had accumulated total assets of $15.3 million and at December 31, 2003 had total assets of $49.3 million. Franklin Bank has entered the banking industry during a very compressed interest rate environment. However, Franklin Bank operates in a separate and more vibrant market, which has a stronger economy than the market in which Smith River Bank operates. This provides a distinct advantage to MainStreet. Franklin Bank is not expected to reach profitability until the third complete year of operations. It is currently anticipated that MainStreet’s growth will continue in 2004, but not at the same pace as in 2003. However, uncertainties affecting the national and regional economies may reduce or even eliminate anticipated profitability and growth.

Results of Operation

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured by the net interest margin. MainStreet’s principal source of income is from the net interest margin. The distribution of assets, liabilities, and equity along with the related interest income and interest expense is presented on page 3 of this document. The change in interest income and interest expense attributable to rate and/or volume can be found on page 4 of this Form 10-KSB. For 2003, net interest income totaled $2.5 million compared to $1.5 million for 2002. The total average interest-earning assets were $77.5 million and $44.0 million for the years ending December 31, 2003 and 2002, respectively, an increase of $33.5 million, or 76.14%. The total average interest-bearing liabilities were $60.3 million and $35.3 million for the years ending December 31, 2003 and 2002, respectively, an increase of $25.0 million or 70.82%. While volumes continued to increase from year to year, the general level of interest rates remained low during 2003 and 2002. The Federal Reserve cut short-term interest rates eleven different times during 2001 in response to a weakening economy. The federal funds interest rate was cut from a beginning federal funds rate of 6.50% at January 1, 2001 to an ending rate of 1.75% at December 31, 2001. The Federal Reserve again lowered the federal funds rate 50 basis points in the fourth quarter of 2002 to 1.25% and again in the second quarter of 2003 by 25 basis points to 1.00%. As a result, the prime rate, which is the basis for pricing many commercial and consumer loans, also declined. The prime rate at the beginning of 2001 was 9.50% and had fallen to 4.75% at year-end 2001 and to 4.25 at year end 2002. With the lowering of short-term rates in the second quarter of 2003, the prime rate again fell to 4.00%. These interest rate declines compressed the net interest margin in 2001, 2002 and continued in 2003. The net interest margin for MainStreet at December 31, 2003 and 2002 was 3.23% and 3.50%, respectively, a decline of 27 basis points. The low interest rate environment coupled with the need to price loans and deposits competitively in the market has led to a lowered net interest margin adversely affecting interest income. Net interest income was $2,501,406 and $1,540,851 for the years ending December 31, 2003 and 2002, respectively.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year-to-date periods ending December 31, 2003 and 2002, the provision for loan losses was $650,502 and $379,945, respectively. The allowance for loan losses, or the reserve, was $1,051,377 and $566,025 at December 31, 2003 and 2002, respectively. This allowance equated to 1.25% and 1.22% of loans, net of unearned income at December 31, 2003 and 2002, respectively. Net charge-offs were $165,150 and $120,049 for 2003 and 2002, respectively, or .26% and .37%, respectively, of average loans, net of unearned income. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio taking into effect any nonperforming loans, problem loans, the mix of the portfolio, current economic conditions, peer comparisons, loan loss experience, unsecured lending, and concentrations of credit. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Noninterest income for the years ending December 31, 2003 and December 31, 2002 was $606,196 and $208,135, respectively, an increase of $398,061, or 191.25%. The 2003 numbers contain a full year of operations for Franklin Bank whereas the 2002 numbers only include 3 ½ months of operations. Service charges on deposit accounts were $240,064 and $94,863 for the years ending December 31, 2003 and 2002, respectively, an increase of $145,201, or 153.06%. At December 31, 2003 and 2002, service charges on deposit accounts were 39.60% and 45.58%, respectively, of total noninterest income. Mortgage loan brokerage income increased $272,384 in 2003 over 2002 levels, or 431.47%. The majority of this increase was attributable to Franklin Bank; however, Smith River Bank has also started this same program. The banks have partnered with three different organizations in which the banks originate mortgage loans, which for the most part, then close in the companies’ names. The banks receive fee income from the transactions. That fee income totaled $335,514 in 2003 and $63,130 in 2002. As a percentage of total noninterest income, mortgage brokerage income was 55.35% and 30.33% in 2003 and 2002, respectively. Other fee income and miscellaneous income was $30,516 and $49,787 for the years ending December 31, 2003 and 2002, respectively. The 2003 noninterest income contained a loss on the sale of other real estate property totaling $37,465. Excluding the loss on the sale of other real estate property, other miscellaneous noninterest incomes increased approximately $18 thousand in 2003 over 2002 levels which were attributable to ATM income, checkbook charges and other commission income.

Because of the compressed net interest margin, noninterest income has assumed greater significance to MainStreet. The mortgage brokerage income provides a good base for noninterest income. Also, in September of 2003, Smith River Bank implemented Totally Free Checking for retail customers in order to increase demand deposit accounts which are free funds. Along with that in October 2003, Smith River Bank implemented the Overdraft Privilege Product. With this product qualifying accounts are given an overdraft limit up to $500 including NSF charges. The customer must bring their account positive once in a thirty day period. This product will also add to noninterest income while providing a service to the customer. Franklin Bank plans to implement a free checking product in the first quarter of 2004.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2003 and December 31, 2002 was $3,068,872 and $2,182,932, respectively, an increase of $885,940, or 40.58%. Noninterest expense included in 2003 included a full year of operations for Franklin Bank whereas 2002 noninterest expense included only 3 1/2 months of their operations. The 2002 expense also included $212,299 in pre-opening and organizational costs for Franklin Bank. The 2003 noninterest expense included a one-time severance payment of $223,136. Without this severance payment, noninterest expense would have been $2,845,736, an increase of $662,804, or 30.36% over 2002 noninterest expense levels.

The following chart shows the remainder of noninterest expenses by category for the years ending December 31, 2003 and 2002, the dollar change and the percentage change.

Expense	12-31-03	12-31-02	Dollar Change	Percentage Change
Salaries and employee benefits	$1,260,535	$947,110	$313,425	33.09%
Occupancy and equipment	503,770	397,735	106,035	26.66
Professional fees	252,116	257,709	(5,593)	(2.17)
Advertising and promotion	115,622	110,165	5,457	4.95
Outside processing	229,743	165,459	64,284	38.85
Other expenses	483,950	304,754	179,196	58.80

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits followed by occupancy and equipment costs. MainStreet employees are its most valuable resource and asset. Occupancy and equipment costs include rent, utilities, repairs and maintenance, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Other expenses include OCC assessments, FDIC assessments, franchise tax, travel expense, subscriptions and dues, and closing costs paid by the banks. As previously mentioned, the increase in noninterest expense is primarily attributable to a full year of operations of the Franklin Bank.

Income Taxes

MainStreet is subject to both federal and state income taxes. Smith River Bank and Franklin Bank, however, are subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the banks will be profitable until at least the third full year of operations for each. Because of this and the start up costs associated with the banks, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the banks should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the year-to-date periods ended December 31, 2003 and 2002, respectively.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

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

Currently, the Corporation has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and corporate securities. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2003 and December 31, 2002 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Footnote #2 in this Form 10-KSB for a breakdown of the investment portfolio, repricing data, and pledge information.

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2003 and 2002 the breakdown of gross loans in the loan portfolio was as follows:

	2003		2002
Commercial	$53,301,678	63.61%	$30,130,845	65.20%
Residential real estate	15,690,070	18.72	10,340,175	22.38
Consumer	14,810,095	17.67	5,739,082	12.42

Total	$83,801,843	100.00%	$46,210,102	100.00%

As can be seen by the loan portfolio dollars, MainStreet experienced substantial loan growth in 2003 compared to 2002 with an increase of $37,591,741, or 81.35%. Although continued loan growth is expected it is unlikely that this level of loan growth will continue. Commercial loans continue to be the primary source of lending. Residential real estate loans decreased as a percentage of total gross loans while consumer retail loans increased primarily with home equity loans. The increase in loans was primarily attributable to Franklin Bank’s market. This market is much more vibrant than the market of Smith River Bank which continued to be affected by a weakness in the general economic conditions as well as the economic base within its market.

The commercial portfolio is diversified, but does have four areas classified as concentrations of credit at December 31, 2003. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $14,047,260; loans for construction of buildings with an outstanding balance of $3,517,369; loans for gasoline stores with an outstanding balance of $3,338,653; and loans for motor vehicles and parts with an outstanding balance of $2,777,650. At December 31, 2002, there was one credit concentration in loans for real estate with an outstanding balance of $6,509,865.

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. There was one loan on nonaccrual at December 31, 2003 totaling $3,824 and one loan on nonaccrual at December 31, 2002 in the amount of $65,445. There were no loans past due 90 days or more at December 31, 2003. Loans past due 90 days or more at December 31, 2002 totaled $4,045. These nonperforming loans at December 31, 2003 and 2002 were .00% and .15%, respectively, of loans, net of unearned income.

Deposits

Deposits are the largest source of funds used to support asset growth of MainStreet. To date, deposits, along with the initial capital, have kept up with the loan growth. This may not continue in the future. Total deposits at December 31, 2003 and 2002 were $93,807,204 and $53,509,426, respectively. The deposit mix was as follows:

	2003		2002
Demand deposits	$11,536,829	12.30%	$6,561,902	12.26%
Interest checking deposits	3,636,399	3.88	2,315,249	4.33
Money market deposits	14,364,732	15.31	6,286,307	11.75
Savings deposits	13,328,430	14.21	1,325,012	2.47
Certificates of deposit $100,000 and over	21,220,790	22.62	16,881,738	31.55
Other time deposits	29,720,024	31.68	20,139,218	37.64

Total	$93,807,204	100.00%	$53,509,426	100.00%

Total deposits increased $40,297,778, or 75.31% at year-end 2003 compared to year-end 2002. The chart reflects that the largest increases as a percentage of total deposits are in money market deposit accounts and savings deposit accounts. These deposit accounts have been targeted for premium rates during 2003. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our markets. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall yield on interest bearing deposits was 2.52% and 3.12% for 2003 and 2002, respectively. This decline of 60 basis points is representative of the drop in the federal funds rate of 50 basis points in the later part of 2002 along with a drop of 25 basis points in the second quarter of 2003.

Shareholders’ Equity

Total shareholders’ equity was $10,220,463 and $10,846,352 at December 31, 2003 and 2002, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 were netted against equity. The secondary stock offering was completed December 31, 2002 with gross proceeds of $7,135,821. Offering expenses of $260,880 were netted against equity.

The maintenance of appropriate levels of capital is a priority and is continually monitored. All capital levels are well in excess of required regulatory minimums for well-capitalized institutions. Main Street and its banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and its Banks to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. At December 31, 2003 and 2002, MainStreet and its banks are above capital adequacy requirements to which they are subject. See Note No. 13 to the financial statements for capital ratios. A continued pattern of loan growth is anticipated for MainStreet in 2004 which may present the need for additional capital to be raised.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank along with ability to borrow long-term using collateral from the Federal Home Loan Bank. MainStreet’s ratio of liquid assets to total liabilities at December 31, 2003 and December 31, 2002 was 13.80% and 24.85%, respectively. In 2004, MainStreet anticipates adding additional liquidity sources. Deposits provide the basic core for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes.

MainStreet provides certain services for the banks. These services include accounting, investments, treasury management, compliance, audit, deposit and loan operations, and data processing. In exchange for these services, the banks pay an affiliate fee to the holding company. The affiliates’ fee is adjusted periodically to approximate the relative use of holding company services by each of the banks. During 2003 and 2002, MainStreet had cash assets available to pay for its cash requirements. MainStreet does not own any real property and has a modest amount of fixed assets. The affiliate fee paid by the banks also provides for MainStreet’s cash requirements since most of the expenses are directly related to the banks. Dividends from the banks are also a source of cash for MainStreet. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. MainStreet will not be paying dividends until it becomes profitable and it is deemed appropriate by management. No dividends to date have been paid by MainStreet.

Impact of Inflation

Most of the MainStreet’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. MainStreet does not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) have a great effect on MainStreet’s profitability. Management will seek to manage the relationship between interest-sensitive assets and liabilities.

Item 7. Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MainStreet BankShares, Inc.

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of loss, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

McLeod & Company

Roanoke, Virginia
February 9, 2004

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$3,790,719	$1,515,436
Interest-bearing deposits in other banks	38,500	28,809
Federal funds sold	3,396,000	6,377,000
Securities available-for-sale	12,643,935	9,811,362
Loans:
Commercial loans	53,301,678	30,130,845
Residential real estate loans	15,690,070	10,340,175
Consumer loans	14,810,095	5,739,082

Total Gross Loans	83,801,843	46,210,102
Unearned income and deferred fees	189,197	114,842

Loans, net of unearned income and deferred fees	83,991,040	46,324,944
Less: Allowance for loan losses	(1,051,377)	(566,025)

Net Loans	82,939,663	45,758,919
Furniture, fixtures and equipment, net	1,011,673	764,937
Accrued interest receivable	353,920	235,567
Other assets	161,197	164,390

Total Assets	$104,335,607	$64,656,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$11,536,829	$6,561,902
Interest checking deposits	3,636,399	2,315,249
Money market deposits	14,364,732	6,286,307
Savings deposits	13,328,430	1,325,012
Certificate of deposits $100,000 and over	21,220,790	16,881,738
Other time deposits	29,720,024	20,139,218

Total Deposits	93,807,204	53,509,426
Accrued interest payable and other liabilities	307,940	300,642

Total Liabilities	94,115,144	53,810,068

Shareholders’ Equity :
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,368,970 shares in 2003 and in 2002, respectively	13,583,103	13,583,103
Accumulated deficit	(3,482,213)	(2,870,441)
Accumulated other comprehensive income	119,573	133,690

Total Shareholders’ Equity	10,220,463	10,846,352

Total Liabilities and Shareholders’ Equity	$104,335,607	$64,656,420

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Loss

	Year Ended December 31, 2003	Year Ended December 31, 2002
Interest Income:
Interest and fees on loans	$3,675,950	$2,187,005
Interest on interest-bearing deposits	313	51,133
Interest on federal funds sold	68,399	55,736
Interest on securities available-for-sale	272,638	354,214

Total Interest Income	4,017,300	2,648,088

Interest Expense:
Interest on certificates of deposit $100,000 and over	537,488	492,091
Interest on other deposits	977,644	604,730
Interest on short-term borrowings	762	10,416

Total Interest Expense	1,515,894	1,107,237

Net Interest Income	2,501,406	1,540,851
Provision for loan losses	650,502	379,945

Net Interest Income After Provision for Loan Losses	1,850,904	1,160,906

Noninterest Income:
Service charges on deposit accounts	240,064	94,863
Mortgage brokerage income	335,514	63,130
Other fee income and miscellaneous income	30,516	49,787
Gain on sales of securities	102	355

Total Noninterest Income	606,196	208,135

Noninterest Expense:
Salaries and employee benefits	1,260,535	947,110
Severance payments	223,136	—
Occupancy and equipment expense	503,770	397,735
Professional fees	252,116	257,709
Advertising and promotion	115,622	110,165
Outside processing	229,743	165,459
Other expenses	483,950	304,754

Total Noninterest Expense	3,068,872	2,182,932

Net Loss	$(611,772)	$(813,891)

Per Share:
Basic:
Net Loss Per Share	$(.45)	$(.94)

Average Shares Outstanding	1,368,970	864,589
Diluted:
Net Loss Per Share	$(.45)	$(.94)

Average Shares Outstanding	1,368,970	864,589

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number Of Common Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2001	689,368	$6,708,162	$(2,056,550)	$17,427	$4,669,039
Comprehensive Income (Loss)
Net loss	—	—	(813,891)	—	(813,891)
Other comprehensive income:
Change in unrealized gains on available-for-sale Securities	—	—	—	116,263	116,263

Total Comprehensive Income (Loss)	—	—	(813,891)	116,263	(697,628)
Issuance of common stock	679,602	7,135,821	—	—	7,135,821
Deferred stock issuance costs	—	(260,880)	—	—	(260,880)

Balance at December 31, 2002	1,368,970	$13,583,103	$(2,870,441)	$133,690	$10,846,352
Comprehensive Income (Loss)
Net loss	—	—	(611,772)	—	(611,772)
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	—	—	—	(14,117)	(14,117)

Total Comprehensive Income (Loss)	—	—	(611,772)	(14,117)	(625,889)

Balance at December 31, 2003	1,368,970	$13,583,103	$(3,482,213)	$119,573	$10,220,463

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash Flows From Operating Activities:
Net loss	$(611,772)	$(813,891)
Provision for loan losses	650,502	379,945
Depreciation	195,555	160,890
Amortization of discounts and premiums, net	80,938	22,848
Gains on sales of securities	(102)	(355)
(Increase) decrease in accrued interest receivable	(118,353)	2,697
(Increase) decrease in other assets	3,193	(75,653)
Increase in accrued interest payable and other liabilities	7,298	64,075

Net cash provided (used) by operating activities	207,259	(259,444)

Cash Flows From Investing Activities:
(Increase) decrease in interest-bearing deposits in other banks	(9,691)	3,347
(Increase) decrease in federal funds sold	2,981,000	(5,879,000)
Purchases of furniture, fixtures, and equipment	(442,291)	(116,745)
Purchases of securities available-for-sale	(22,340,011)	(17,706,044)
Proceeds from calls and maturities of securities available-for-sale	19,412,485	15,918,151
Increase in loans	(37,831,246)	(23,017,637)

Net cash used by investing activities	(38,229,754)	(30,797,928)

Cash Flows From Financing Activities:
Increase in time deposits $100,000 and over	4,339,052	6,446,319
Increase in other time deposits	9,580,806	10,610,718
Increase in other deposits	26,377,920	7,706,383
Decrease in short-term borrowings	—	(75,500)
Proceeds from issuance of common stock	—	7,135,821
Costs of stock issuance	—	(145,408)

Net cash provided by financing activities	40,297,778	31,678,333

Net increase in cash and cash equivalents	2,275,283	620,961
Cash and cash equivalents at beginning of year	$1,515,436	$894,475

Cash and cash equivalents at end of year	$3,790,719	$1,515,436

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,484,919	$1,114,153

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank received its preliminary approval from the Office of the Comptroller of the Currency (“OCC”) on October 24, 2001 and from the Federal Deposit Insurance Corporation (“FDIC”) on November 2, 2001. Final approval was received from the OCC and from the FDIC on September 12, 2002 with permission to open on September 16, 2002. The State Corporation Commission and the Federal Reserve Bank both gave approvals for MainStreet BankShares, Inc. to acquire 100% of the stock of Franklin Community Bank, N.A. on July 23, 2002 and July 18, 2002, respectively. On September 13, 2002, the escrow funds were released from First Citizens Bank and Company after having received all requirements, to MainStreet BankShares, Inc. MainStreet BankShares, Inc. then purchased the stock of Franklin Community Bank, N.A. Franklin Community Bank, N.A. opened for business on September 16, 2002. Franklin Bank operates much like Smith River Community Bank, N.A., as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank.

As provided in the registration statement, the offering would terminate at June 30, 2002 if the minimum of all shares of common stock to the public and the organizers of 571,424 had not been sold, but MainStreet BankShares, Inc. reserved the right to extend the offering to December 31, 2002. The Board of Directors of MainStreet BankShares, Inc. voted unanimously at a regular meeting of the board on June 19, 2002, to extend the offering to September 30, 2002. At a regularly scheduled meeting of the Board of Directors of MainStreet BankShares, Inc. on September 18, 2002, the Board of Directors voted unanimously to extend the offering to December 31, 2002. The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821. All pre-opening and organizational costs were funded by the Corporation, which also utilized a line of credit. The total amount of expense related to the pre-opening and organizational costs for Franklin Bank for the year ended December 31, 2002 was $212,299. Total deferred costs associated with the offering that were netted against common stock were $260,880, of which $145,408 were accumulated in 2002.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(m)	Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(n)	Loss Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the years ending December 31, 2003 and December 31, 2002 the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share. At December 31, 2003 and December 31, 2002, there were 75,833 warrants outstanding. Of these outstanding, there were 75,833 and 50,004 warrants that were exercisable at December 31, 2003 and 2002, respectively. At December 31, 2003 and December 31, 2002, there were 60,000 and 30,000 options outstanding, respectively. Of these outstanding, there were 60,000 and 20,000 options that were exercisable at December 31, 2003 and December 31, 2002, respectively.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2003 and 2002 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$7,699,891	$13,875	$(2,867)	$7,710,899
Mortgage backed securities	1,854,606	17,277	(1,763)	1,870,120
Corporate bonds	2,455,565	93,051	—	2,548,616
Other securities	514,300	—	—	514,300

Total securities available-for-sale	$12,524,362	$124,203	$(4,630)	$12,643,935

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$4,749,671	$29,815	$(1,326)	$4,778,160
Mortgage backed securities	2,526,691	41,123	—	2,567,814
Corporate bonds	1,983,309	64,645	(566)	2,047,388
Other securities	418,000	—	—	418,000

Total securities available-for-sale	$9,677,671	$135,583	$(1,892)	$9,811,362

Federal reserve bank stock is included in the other securities category and totaled $336,700 and $356,100 at December 31, 2003 and 2002, respectively.

The amortized costs and market values of securities available-for-sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$4,499,576	$4,509,216
Due after one year but within five years	6,923,150	7,031,768
Due after five years but within ten years	587,336	588,651
Due after ten years	514,300	514,300

	$12,524,362	$12,643,935

Gross gains of $102 and $355 were realized on sales and calls of securities available-for-sale for 2003 and 2002, respectively. Securities available-for-sale with carrying values approximating $2,581,745 and $2,846,752 at December 31, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Balance at beginning of year	$566,025	$306,129
Provision for loan losses	650,502	379,945
Losses charged to allowance	(172,035)	(120,149)
Recoveries credited to allowance	6,885	100

Balance at end of year	$1,051,377	$566,025

Nonperforming assets at December 31, 2003 and 2002 were as follows:

Nonaccrual loans	$3,824	$65,445
Loans past due 90 days or more	—	4,045

Total nonperforming loans	3,824	69,490
Other real estate owned	56,544	86,524

Total nonperforming assets	$60,368	$156,014

Nonperforming loans were .00% and .15% of loans, net of unearned income at December 31, 2003 and 2002, respectively.

The effect of nonaccrual loans on interest income was as follows:

	2003	2002
Gross amount of interest that would have been recorded at original rate	$2,943	$5,848
Interest reflected in interest income	2,703	3,716

Net impact on interest income	$240	$2,132

At December 31, 2003 and 2002, there were $3,824 and $183,884, respectively, in loans that were identified as impaired in accordance with SFAS 114. The total allowance for loan losses related to such loans at December 31, 2003 and 2002 was $19 and $45,000 respectively. The average balance during 2003 and 2002 for impaired loans was approximately $58,801 and $131,000 respectively. The total interest income related to impaired loans reflected in the 2003 and 2002 statements of income was $394 and $10,928, respectively.

Note 4 – Related Party Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2003 and 2002 for all such loans that exceeded $60,000 individually are summarized below:

	2003	2002
Balance at beginning of year	$3,497,849	$638,782
Additions	8,794,288	3,266,433
Payments	(5,708,003)	(407,366)

Balance at end of year	$6,584,134	$3,497,849

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

These loans, in the opinion of management, are believed to involve no more than normal risk of collectibility. Total unfunded commitments were $1,021,142 and $450,416 at December 31, 2003 and 2002, respectively.

Note 5 – Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31, 2003 and 2002 are as follows:

	2003	2002
Furniture and equipment	$1,117,869	$787,978
Computer software	209,436	200,167
Leasehold improvements	197,372	94,367

	1,524,677	1,082,512
Accumulated depreciation and amortization	(513,004)	(317,575)

Furniture, fixtures and equipment, net	$1,011,673	$764,937

Note 6 – Deposits

The maturities of certificates of deposit $100,000 and over and other time deposits at December 31, 2003 and 2002 are as follows:

	2003
	Certificates of Deposit $100,000 and Over	Other Time Deposits
Three months or less	$4,012,726	$4,010,637
Over 3 through 6 months	4,508,588	4,842,341
Over 6 through 12 months	5,425,401	9,475,385
Over 12 months	7,274,075	11,391,661

Total	$21,220,790	$29,720,024

	2002
	Certificates of Deposit $100,000 and Over	Other Time Deposits
Three months or less	$2,355,191	$2,273,305
Over 3 through 6 months	3,925,396	2,875,389
Over 6 through 12 months	4,570,742	8,276,372
Over 12 months	6,030,409	6,714,152

Total	$16,881,738	$20,139,218

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2003 and 2002 were $5,117,640 and $5,529,196, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 7 – Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The primary items resulting in deferred tax assets at December 31, 2003 are unamortized organizational costs, loan loss reserves, and net operating losses of $435,000, $418,000 and $3,308,000, respectively. The primary items resulting in deferred tax liabilities at December 31, 2003 are depreciation of $290,000 and net loan costs and fees of $415,000. However, the resulting net deferred tax assets at December 31, 2003 and 2002 have been fully offset by a valuation allowance to reflect the high degree of uncertainty regarding the ultimate realization of the related tax benefits. If the operations are not ultimately profitable, the tax benefits will not be realized. The Corporation’s net operating loss of $3,308,000, which is available to offset future taxable income, if any, expires in various amounts between 2020 and 2023.

Note 8 – Loss Per Share

	Year Ended December 31, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(611,772)	1,368,970	$(.45)
Diluted EPS
Income (loss) available to common shareholders	$(611,772)	1,368,970	$(.45)

	Year Ended December 31, 2002
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(813,891)	864,589	$(.94)
Diluted EPS
Income (loss) available to common shareholders	$(813,891)	864,589	$(.94)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 9 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” upon the opening of the Bank. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of December 31, 2003 and 2002.

Net unrealized gains (losses) on securities available-for-sale:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Net unrealized holding gains (losses) during the year	$(14,015)	$116,618
Less reclassification adjustments for gains included in net income	(102)	(355)
Income tax benefit	—	—

Change in Accumulated Other Comprehensive Income	$(14,117)	$116,263

Note 10 - Employee Benefit Plans

MainStreet BankShares, Inc. funds certain costs for medical benefits in amounts determined at the discretion of management. There are no postretirement benefits at this time. BankShares has a 401-k plan which provides for contributions by employees. BankShares currently does not have a matching contribution.

Note 11 – Leases and Commitments

At December 31, 2003 the Corporation had two lease agreements for its facilities in Martinsville, Virginia. One lease is for MainStreet’s executive offices and operations area and the other lease is for the main banking office of Smith River Community Bank, N.A. The executive office lease is for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. The Bank’s main office lease covers nearly 2,486 additional square feet and is located at 730 East Church Street and Booker Road in Martinsville, Virginia. Both leases commenced on August 1, 2002 and are slated to expire on July 31, 2007. Neither lease has a renewal option, but the lessor and the lessee have agreed to discuss renewal options. On January 7, 2004, the main office lease was amended to allow for expansion of the main banking office of Smith River Community Bank, N.A. The expansion of the building will add approximately 1,500 square feet and is anticipated to be completed in the second quarter of 2004. The amended lease expires March 31, 2014. On January 28, 2004, MainStreet signed an additional lease for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This lease will commence May 1, 2004 and expires April 30, 2009. The new lease will replace the existing lease for the executive and operations offices. Neither lease has a renewal option.

The Corporation also leases a 3,400 square foot facility located at 380 Riverside Drive, in Bassett, Virginia for a branch of Smith River Community Bank, N.A. The facility is a former branch of a bank which was closed several years ago. The lease began on June 1, 1999 and expired 36 months from the opening of the branch on December 4, 2000. The second branch of Smith River Community Bank, N.A. opened on August 6, 2001 at 105 Dobyns Road in Stuart, Virginia. A modular facility was purchased for the branch, but the property is being leased for a 10-year period which began August 1, 2001 with options to extend.

Franklin Community Bank, N.A. is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Community Bank, N.A. and both owners are shareholders of BankShares. At December 31, 2003, a branch of Franklin Bank is under construction in the Westlake area of Franklin County. A verbal commitment has been made to lease the facility once it is complete. While the final agreement is still being negotiated, it is anticipated that the Bank will provide permanent financing to the owners and lease the facility for a 15-year period. One of the owners is a director and two are shareholders.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $154,000 and $109,000 for the years ended December 31, 2003 and 2002, respectively. Future rental payments under non-cancelable operating leases approximate $195,000, $204,000, $207,000, $201,000 and $192,000 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

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

Note 12 - Stock Options and Warrants

On the opening date of Smith River Community Bank, N.A., July 24, 2000, the President and CEO was granted 30,000 stock options at the then fair market value of $10.00. The stock options became exercisable if Mr. McCullar was employed as President and CEO of MainStreet BankShares, Inc. and the Bank on the first anniversary of the day the bank opened for business (the first 10,000 options) and on each of the next two anniversaries (for each of the next two 10,000 option grants). All such options are now vested and exercisable. Each of the options has a ten-year term from the date of grant and will expire 30 days after employment is terminated. None of these options have been exercised. Other options granted to former or current employees total 30,000 of which all are vested and exercisable.

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 87,500 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $10.00 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River opened for business, so long as the organizer/director had served continuously as a director of MainStreet BankShares, Inc. or Smith River Community Bank, N.A. from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 75,833 are fully vested and 11,667 have been forfeited. None have been exercised.

The Corporation has reserved 147, 500 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The per share weighted average fair value of stock options and warrants granted during 2003 and 2000 was $4.07 and $5.02, respectively, on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	2003 Grants	2000 Grants
Risk-free interest rate	3.463%	6.217%
Expected life of options and warrants	10 years	10 years
Expected volatility of stock price	20%	20%
Expected dividend yield	0%	0%

The Corporation applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options or warrants in the consolidated financial statements. The Stock options and Warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and net loss per share if the corporation had applied the fair value recognition provisions of FASB statement No. 123, Accounting for Stock Based Compensation, to its stock options and warrants:

	Year Ended 2003	Year Ended 2002
Net loss as reported	$(611,772)	$(813,891)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(217,255)	(176,958)
Proforma net loss	$(829,027)	$(990,849)
Net loss per share:
Basic-as reported	$(.45)	$(.94)
Basic-proforma	$(.61)	$(1.15)
Diluted-as reported	$(.45)	$(.94)
Diluted-proforma	$(.61)	$(1.15)

Following is a status and summary of changes of options and warrants during the years ended December 31, 2003 and 2002 with a range and weighted average exercise price of $10.11 at December 31, 2003 and $10.00 at December 31, 2002 and weighted average contractual maturity of 7.6 and 8.6 years at December 31, 2003 and 2002, respectively.

	Year Ended 2003	Year Ended 2002
Outstanding at beginning of year	105,833	105,833
Granted	30,000	—
Exercised	—	—
Forfeited	—	—

Outstanding at year-end	135,833	105,833

At December 31, 2003, there were 60,000 options and 75,833 warrants exercisable at a weighted average price of $10.11. At December 31, 2002, there were 20,000 options and 50,004 warrants exercisable at a weighted average price of $10.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

BankShares and the subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and the subsidiary banks to maintain minimum capital ratios. At December 31, 2003 and 2002, BankShares and the subsidiary banks are above capital adequacy requirements to which they are subject. Actual capital amounts and ratios for MainStreet BankShares, Inc. are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets)	$11,152,267	12.95%	$6,893,000	8.00%	$8,616,000	10.00%
Tier I capital (to risk weighted assets)	10,100,890	11.72	3,446,000	4.00	5,169,000	6.00
Tier I capital (to average assets)	10,100,890	10.31	3,919,000	4.00	4,899,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital (to risk weighted assets)	$11,278,687	23.51%	$3,838,000	8.00%	$4,797,000	10.00%
Tier I capital (to risk weighted assets)	10,712,662	22.33	1,919,000	4.00	2,878,000	6.00
Tier I capital (to average assets)	10,712,662	18.25	2,348,000	4.00	2,935,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Actual capital amounts and ratios for Smith River Community Bank, N.A. are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets)	$4,716,459	9.85%	$3,417,000	8.00%	$4,271,000	10.00%
Tier I capital (to risk weighted assets)	4,205,684	11.05	1,708,000	4.00	2,562,000	6.00
Tier I capital (to average assets)	4,205,684	7.87	2,138,000	4.00	2,672,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital (to risk weighted assets)	$4,768,563	13.04	$2,927,000	8.00%	$3,659,000	10.00%
Tier I capital (to risk weighted assets)	4,333,237	11.85	1,463,000	4.00	2,195,000	6.00
Tier I capital (to average assets)	4,333,237	9.42	1,840,000	4.00	2,300,000	5.00

Actual capital amounts and ratios for Franklin Community Bank, N.A. are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets)	$5,162,881	10.65%	$3,471,000	8.00%	$4,339,000	10.00%
Tier I capital (to risk weighted assets)	4,622,280	11.90	1,736,000	4.00	2,603,000	6.00
Tier I capital (to average assets)	4,622,280	10.38	1,780,000	4.00	2,226,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital (to risk weighted assets)	$5,233,955	46.05%	$909,000	8.00%	$1,137,000	10.00%
Tier I capital (to risk weighted assets)	5,103,255	44.90	455,000	4.00	682,000	6.00
Tier I capital (to average assets)	5,103,255	40.05	510,000	4.00	637,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 14 – Parent Company Financial Information

CONDENSED BALANCE SHEET

	December 31, 2003	December 31, 2002
Assets
Cash and due from banks	$76,398	$78,762
Interest-bearing deposits in other banks	1,142,645	1,203,159
Furniture, fixtures and equipment	11,372	2,879
Other assets	54,219	26,222
Investments in subsidiary banks	8,947,537	9,570,183

Total Assets	$10,232,171	$10,881,205

Liabilities and Shareholders’ Equity
Accrued interest payable and other liabilities	11,708	34,853
Shareholders’ Equity:
Common shareholders’ equity	10,220,463	10,846,352

Total Liabilities and Shareholders’ Equity	$10,232,171	$10,881,205

CONDENSED STATEMENT OF INCOME

	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenue
Equity in undistributed loss of subsidiary banks	$(608,529)	$(1,028,384)
Interest income	16,876	52,723
Affiliate fee income	1,159,289	679,211

	567,636	(296,450)
Expenses:
Interest on short-term borrowings	—	10,040
Salaries and employee benefits	497,950	200,919
Severance payments	223,136	—
Occupancy and equipment expense	48,836	37,604
Professional fees	177,789	152,046
Outside processing	58,671	21,201
Affiliate fee expense	85,854	—
Other expenses	87,172	95,631

	1,179,408	517,441
Net Loss	$(611,772)	$(813,891)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash Flows From Operating Activities:
Net loss	$(611,772)	$(813,891)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,462	1,807
Equity in undistributed loss of subsidiary banks	608,529	1,028,384
Increase in other assets	(27,997)	(11,147)
Increase (decrease) in other liabilities	(23,145)	10,510

Net Cash Provided (Used) by Operating Activities	(52,923)	215,663

Cash Flows From Investing Activities:
Increase (decrease) in interest-bearing deposits	60,514	(1,198,242)
Purchases of furniture and equipment	(9,955)	(54,176)
Capital contributed to subsidiary banks	—	(5,867,500)
Transfer of furniture, fixtures, and equipment to subsidiary bank	—	68,104

Net Cash Provided (Used) in Investing Activities	50,559	(7,051,814)

Cash Flows from Financing Activities:
Decrease in short-term debt	—	(75,500)
Proceeds from issuance of common stock	—	7,135,821
Costs of stock issuance	—	(145,408)

Net Cash Provided (Used) By Financing Activities	—	6,914,913

Net Increase (Decrease) in Cash	(2,364)	78,762
Cash at Beginning of Year	78,762	—

Cash at End of Year	$76,398	$78,762

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2003 and 2002 outstanding commitments to extend credit were $24,741,090 and $7,663,872, respectively. Primarily, these outstanding commitments to extend credit are variable rate.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 16 – Concentrations of Credit Risk

Virtually all of MainStreet BankShares Inc. business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture, pre-built housing, and agricultural. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have four areas classified as concentrations of credit at December 31, 2003. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $14,047,260; loans for construction of buildings with an outstanding balance of $3,517,369; loans for gasoline stores with an outstanding balance of $3,338,653; and loans for motor vehicles and parts with an outstanding balance of $2,777,650. At December 31, 2002, there was one credit concentration in loans for real estate with an outstanding balance of $6,509,865.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(e.)	Short-term Borrowings

The carrying amount is a reasonable estimate of fair value.

(f.)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments.

The estimated fair values of financial instruments at December 31, 2003 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,790,719	$3,790,719
Interest bearing deposits in other banks	38,500	38,500
Federal funds sold	3,396,000	3,396,000
Securities available-for-sale	12,643,935	12,643,935
Loans, net of unearned income	83,991,040	83,704,456

Total Financial Assets	$103,860,194	$103,573,610

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$11,536,829	$11,536,829
Interest checking deposits	3,636,399	3,636,399
Money market deposits	14,364,732	14,364,732
Savings deposits	13,328,430	13,328,430
Certificates of deposit $100,000 and over	21,220,790	21,143,244
Other time deposits	29,720,024	29,631,110

Total Financial Liabilities	$93,807,204	$93,640,744

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The estimated fair values of financial instruments at December 31, 2002 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$1,515,436	$1,515,436
Interest-bearing deposits in other banks	28,809	28,809
Federal funds sold	6,377,000	6,377,000
Securities available-for-sale	9,811,362	9,811,362
Loans, net of unearned income	46,324,944	46,720,863

Total Financial Assets	$64,057,551	$64,453,470

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$6,561,902	$6,561,902
Interest checking deposits	2,315,249	2,315,249
Money market deposits	6,286,307	6,286,307
Savings deposits	1,325,012	1,325,012
Certificates of deposit $100,000 and over	16,881,738	16,792,971
Other time deposits	20,139,218	20,032,908

Total Financial Liabilities	$53,509,426	$53,314,349

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors met on December 17, 2003 and voted to change external auditors and elected Brown, Edwards & Company, L.L.P. as the external auditors for MainStreet BankShares, Inc. beginning with the 2004 reportable year. The change in external auditors was based on competitive factors. An engagement letter was signed by MainStreet with Brown, Edwards & Company, L.L.P. on March 5, 2004. McLeod and Company would continue to be the external auditors for the year-ended December 31, 2003. McLeod and Company’s reports on the financial statements of MainStreet BankShares, Inc. have never had an adverse opinion or disclaimer of opinion, or were ever modified as to uncertainty, audit scope, or accounting principles. There never have been any disagreements with McLeod and Company regarding accounting and financial reporting matters. MainStreet has had no consultations to date with Brown, Edwards & Company, L.L.P. concerning any accounting matters or disclosures.

Item 8A. Controls and Procedures

MainStreet’s principal executive officer and principal financial officer have reviewed MainStreet’s disclosure controls and procedures (as defined in 240.13a-14 (c) and 240.15d-14 (c)) within 90 days of the filing date of this annual report and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective. There have been no changes in MainStreet’s disclosure controls and procedures since the last evaluation date. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our last evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2005, the term of the Class B Directors expires in 2006, and the term of the Class C Directors expires in 2004. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held

Class A Directors – Term Expires 2005

Larry A. Heaton (46)	Director
President/CEO of Franklin Community Bank, N.A.

Morton W. Lester (70)	Director

Cecil R. McCullar (67)	Director
President/CEO of MainStreet BankShares, Inc.
President/CEO of Smith River Community Bank, N.A.

Michael A. Turner (50)	Director

Class B Directors – Term Expires 2006

Jesse D. Cahill, Sr. (73)	Director

Joseph F. Clark (41)	Director

Roxann B. Dillon (70)	Director

Joe C. Philpott (72)	Director

Joel R. Shepherd (40)	Director

Class C Directors – Terms Expires 2004

Charles L. Dalton (40)	Director

John M. Deekens (56)	Director

Danny M. Perdue (58)	Director

Milford A. Weaver (78)	Director

Jesse D. Cahill, Sr. has been a real estate broker and general contractor since 1959. He is a director of Caho, Inc., Rocuda Finance, Rocuda Mortgage and Rocuda Fast Cash. He owns 50% of Caho, Inc. and 100% of the other three companies. Mr. Cahill is also a director of Smith River Community Bank, N.A.

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

Larry A. Heaton is President, CEO and a director of Franklin Community Bank, N.A. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank. Mr. Heaton serves as a director of the Franklin County YMCA and the United Way of Franklin County. He also serves on the Board of Trustees for Ferrum College.

Morton W. Lester is President of The Lester Corporation, a real estate investment and property management company, and Vice President of Motor Imports, Inc. Currently, Mr. Lester serves on the Blue Ridge Airport Authority, and has served as its chairman for many years.

Cecil R. McCullar has worked for several banks. Most recently he was the President and CEO of First American FSB, a $450 million thrift which is a wholly owned subsidiary of First American Corporation from 1995 to 1998, and Charter Federal Savings Bank, which was a $750 million thrift with 28 branches throughout southwest Virginia and Knoxville, Tennessee from 1993 to 1995. He is also President, CEO, and a director of Smith River Community Bank, N.A. Mr. McCullar is also a director of Franklin Community Bank, N.A.

Danny M. Perdue is currently the owner of the Franklin, Panda and 604 Minute Market, Redwood Minute Markets and Perdue Properties, Inc. all located in Franklin County. Mr. Perdue is also a director of Franklin Community Bank, N.A.

Joe C. Philpott, retired, worked for Bassett Furniture Industries for 42 years, retiring as Executive Vice President of Manufacturing and a director.

Joel R. Shepherd is the Owner and Manager of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., 220 Self Storage, Inc., Shepherd properties, LLC and Orient Bay, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A.

Michael A. Turner has served as the Owner and President of Turner’s Building, Inc. from 1976 to present. From 1985 to present, he also served as a partner in T & J Property Associates. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A.

Milford A. Weaver is presently owner and co-founder of Virginia Blower Company in Collinsville and Galax, Virginia, and is currently serving as Chairman of the Board. He is also a director and partial owner of Collinsville Land Corporation.

There are no family relationships that need to be reported, nor or any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer

Brenda H. Smith (44)	Executive Vice President	8/99
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

Item 10. Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 13 through 14 of the 2004 Corporation’s Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 of Form 10-KSB appears on pages 9 through 10 of the 2004 Corporation’s Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated customarily have banking transactions with the subsidiary banks. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Information related to loans to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 4 of this report. Deposit information related to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 6 of this report.

Item 13. Exhibits and Reports on Form 8-K

a)	See Index to Exhibits.

b)	Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-KSB appears on pages 19 through 20 of the 2004 Corporation’s Proxy Statement and is incorporated herein by reference.

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

NAME	TITLE	DATE

/s/ Cecil R. McCullar	President and Chief Executive Officer, Director, President/CEO of Smith River Community Bank, N.A.	3/5/04
Cecil R. McCullar		Date

/s/ Brenda H. Smith	Executive Vice President Chief Financial Officer Corporate Secretary	3/5/04
Brenda H. Smith		Date

/s/ Jesse D. Cahill, Sr	Director	3/5/04
Jesse D. Cahill, Sr.		Date

/s/ Joseph F. Clark	Director	3/5/04
Joseph F. Clark		Date

/s/ Charles L. Dalton	Director	3/5/04
Charles L. Dalton		Date

/s/ John M. Deekens	Director	3/5/04
John M. Deekens		Date

/s/ Roxann B. Dillon	Director	3/5/04
Roxann B. Dillon		Date

/s/ Larry A. Heaton	Director President/CEO of Franklin Community Bank, N.A.	3/5/04
Larry A. Heaton		Date

/s/ Morton W. Lester	Chairman of the Board	3/5/04
Morton W. Lester		Date

/s/ Danny M. Perdue	Director	3/5/04
Danny M. Perdue		Date

/s/ Joe C. Philpott	Director	3/5/04
Joe C. Philpott		Date

/s/ Joel R. Shepherd	Director	3/5/04
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	3/5/04
Michael A. Turner		Date

/s/ Milford A. Weaver	Director	3/5/04
Milford A. Weaver		Date

Index to Exhibits

Number		Description of Exhibit
3(i)	**	Restate Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)		By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1		Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2		Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3	*	Form of Shares Subscription Agreement.

4.3.1	***	Form of Shares Subscription Agreement.

4.4	*	Form of Units Subscription Agreement.

10.1		Consulting agreement between Southeast Financial Holdings, Inc. and the Corporation dated November 30, 2001 filed with the Corporation’s Form 10-KSB on March 28, 2002, and herein incorporated by reference.

16		Change in certifying accountant.

21		Subsidiaries of the Registrant.

31.1		Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2		Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)