Form 10QSB
period 2004-03-31
MAINSTREET BANKSHARES INC
filed 2004-05-07
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,372,780 shares as of April 30, 2004

Transitional Small Business Disclosure Format: (Check one):     Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of March 31, 2004 (unaudited).

2.	Consolidated Statements of Income (Loss) for the quarters ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited).

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

March 31, 2004

ASSETS

Cash and due from banks	$2,584,300
Interest bearing deposits in banks	38,089
Federal funds sold	2,860,000
Securities available for sale	11,795,420

Loans:
Commercial loans	61,913,699
Residential real estate loans	17,237,535
Consumer loans	18,312,251

Total Gross Loans	97,463,485
Unearned income and deferred fees	195,609

Loans, net of unearned income and deferred fees	97,659,094
Less: allowance for loan losses	(1,249,311)

Net Loans	96,409,783
Furniture, fixtures and equipment	1,047,500
Accrued interest receivable	362,506
Other assets	186,226

TOTAL ASSETS	$115,283,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$12,839,799
Interest checking deposits	4,488,444
Money market deposits	13,383,333
Savings deposits	17,973,381
Certificates of deposit $100,000 and over	21,799,950
Other time deposits	34,051,552

Total Deposits	104,536,459

Accrued interest payable and other liabilities	356,699

Total Liabilities	104,893,158

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,368,970 shares	13,623,108
Accumulated deficit	(3,389,597)
Accumulated other comprehensive gain	157,155

Total Shareholders’ Equity	10,390,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,283,824

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Interest Income:
Interest and fees on loans	$1,302,123	$739,943
Interest on interest-bearing deposits	82	78
Interest on federal funds sold	15,119	21,126
Interest on securities available for sale	86,402	73,813

Total Interest Income	1,403,726	834,960

Interest Expense:
Interest on certificates of deposit $100,000 and over	136,844	135,607
Interest on other deposits	343,254	204,980

Total Interest Expense	480,098	340,587

Net Interest Income	923,628	494,373
Provision for loan losses	198,700	80,642

Net Interest Income After Provision for Loan Losses	724,928	413,731

Noninterest Income:
Service charges on deposit accounts	101,453	52,847
Mortgage brokerage income	72,136	78,618
Other fee income and miscellaneous income	17,521	10,302

Total Noninterest Income	191,110	141,767

Noninterest Expense:
Salaries and employee benefits	386,886	302,170
Occupancy and equipment expense	154,280	99,244
Professional fees	50,431	45,850
Advertising and promotion	30,076	29,146
Outside processing	78,568	49,914
Other expenses	123,181	90,703

Total Noninterest Expense	823,422	617,027

Net Income (Loss)	$92,616	$(61,529)

Per Share:
Basic:
Net Income (Loss) Per Share	$.07	$(.04)

Average Shares Outstanding	1,371,650	1,368,970
Fully Diluted:
Net Income (Loss) Per Share	$.07	$(.04)

Average Shares Outstanding	1,371,650	1,368,970

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash Flows From Operating Activities

Net income (loss)	$92,616	$(61,529)
Provision for loan losses	198,700	80,642
Depreciation	56,621	41,294
Amortization of discounts and premiums, net	13,763	19,656
(Increase) decrease in accrued interest receivable	(8,586)	4,393
Increase in other assets	(25,029)	(53,353)
Increase in accrued interest payable and other liabilities	48,759	1,830

Net cash provided by operating activities	376,844	32,933

Cash Flows From Investing Activities

(Increase) decrease in interest-bearing deposits	411	(492)
Decrease in federal funds sold	536,000	3,245,000
Purchases of furniture, fixtures, and equipment	(92,448)	(65,983)
Purchases of securities available for sale	(4,207,965)	(6,901,364)
Proceeds from calls and maturities of securities available for sale	5,080,299	4,812,580
Loan originations and principal collections, net	(13,668,820)	(5,448,336)

Net cash used by investing activities	(12,352,523)	(4,358,595)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	579,160	746,863
Increase in other time deposits	4,331,528	1,575,286
Increase in other deposits	5,818,567	2,856,624
Issuance of common stock	40,005	—

Net cash provided by financing activities	10,769,260	5,178,773

Net increase (decrease) in cash	(1,206,419)	853,111

Cash and due from banks at beginning of period	$3,790,719	$1,515,436

Cash and due from banks at end of period	$2,584,300	$2,368,547

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$455,654	$299,840

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

Note 1 – Summary of Accounting Policies

(a) General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2003 Annual Report of Form 10-KSB should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2003 financial statements have been reclassified to conform to the 2004 statement presentation.

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Community Bank, N.A. opened for business on September 16, 2002. The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821.

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

March 31, 2004

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

(e) Loans

Loans are stated at the unpaid principal balances. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. It is the BankShares’ policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis. Interest on impaired loans is recognized in the same manner as loans that are not considered impaired; that is interest is generally recognized on the cash basis once the collection of principal and interest is 90 days or more past due.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

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

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation.” This new standard provides alternative methods of transition for a voluntary change to the fair value method of

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended March 31, 2004 and 2003 would have been estimated as follows:

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Net income (loss) as reported	$92,616	$(61,529)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(40,756)
Proforma net income (loss)	$92,616	$(102,285)

Net income (loss) per share:
Basic-as reported	$.07	$(.04)
Basic-proforma	$.07	$(.07)

Diluted-as reported	$.07	$(.04)
Diluted-proforma	$.07	$(.07)

(l) Advertising Costs

Advertising costs are expensed as incurred.

(m) Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(n) Loss Per Share

The Financial Accounting Standards No. 128, “Accounting for Earnings Per Shares” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the period ending March 31, 2004, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share. At March 31, 2004 there were 60,000 options and 75,833 warrants outstanding of which all were exercisable.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2004 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$6,700,000	$40,531	$(964)	$6,739,567

Mortgage backed securities	2,071,161	23,104	(1,818)	2,092,447

Corporate debt securities	2,248,804	96,302	—	2,345,106

Other securities	618,300	—	—	618,300

Total securities available for sale	$11,638,265	$159,937	$(2,782)	$11,795,420

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Balance at beginning of year	$1,051,377	$566,025
Provision for loan losses	198,700	80,642
Recoveries	600	4,078
Charge-offs	(1,366)	(14,759)

Balance at period end	$1,249,311	$635,986

Net charge-offs of $766 and $10,681 for the first three months of 2004 and 2003 equated to .00% and .02% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at March 31, 2004 was $1,249,311 or 1.28% of loans, net of unearned and deferred fees. Loans past due 90 days or more at March 31, 2004 were $3,493. Nonaccrual loans at March 31, 2004 were $1,112,825, of which the majority consisted primarily of one relationship. These loans are also considered impaired loans. Lost interest related to impaired loans as of March 31, 2004 and 2003 was $13,895 and $524, respectively.

Note 4 – Income (Loss) Per Share

	Three Months Ended March 31, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Income available to common shareholders	$92,616	1,371,650	$.07

Diluted EPS

Income available to common shareholders	$92,616	1,371,650	$.07

	Three Months Ended March 31, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Loss available to common shareholders	$(61,529)	1,368,970	$(.04)

Diluted EPS

Loss available to common shareholders	$(61,529)	1,368,970	$(.04)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of March 31, 2004 and 2003.

	March 31, 2004	March 31, 2003
Net unrealized gains on securities available for sale:

Net unrealized holding gains during the period	$37,582	$5,928
Less reclassification adjustments for gains (losses) included in net income	—	—
Income Tax Benefit	—	—

Other Comprehensive Gain	$37,582	$5,928

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2004, outstanding commitments to extend credit were $30,434,653.

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

March 31, 2004

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

General

MainStreet BankShares, Inc. was incorporated on January 14, 1999 in Virginia as First Community National BanCorp. Inc. On July 8, 1999, Restated Articles of Incorporation became effective changing the name to Smith River Bankshares, Inc. On March 6, 2001, Restated Articles of Incorporation became effective changing the name to MainStreet BankShares, Inc. MainStreet was formed for the primary reason of becoming a bank holding company for Smith River Community Bank, N.A. (“Smith River Bank”). Upon the formation of Smith River Bank, MainStreet bought all the stock of Smith River Bank from the proceeds of its initial offering of its common stock. Smith River Bank opened for business on July 24, 2000.

BankShares organized and capitalized Franklin Community Bank, N.A. (“Franklin Bank”) from the proceeds of a second public offering of its common stock, which was completed on December 31, 2002. Franklin Bank opened for business on September 16, 2002. Both Smith River and Franklin Bank are community banks and engage primarily in the business of making commercial, consumer and real estate loans and taking deposits in their respective markets.

BankShares down streamed 3,810 shares of its common stock (value $40,005) to its subsidiary bank, Smith River Bank, which the bank in turn used as consideration to acquire a 40% ownership interest in MainStreet Title Agency, LLC (“MSTA”) from its sole owner on January 28, 2004. MSTA is in the business of making title insurance underwriting decisions on title risks, including the issuance of title insurance policies, binders or endorsements; acting as agent for individuals and entities of all kinds, including title insurance companies; making abstracts of land titles; providing the public title insurance binders, commitments and policies (but only in the capacity of an agent for admitted title insurance underwriters or insurance companies); and holding settlements or escrow money in regard thereto. MSTA holds a license as a title insurance agent in the Commonwealth of Virginia, which is the only state in which MSTA does business.

Overview

Total assets at March 31, 2004 were $115,283,824, an increase of $10,948,217, or 10.49% since year-end 2003. The largest components of total assets were net loans at $96,409,783 and securities available-for-sale at $11,795,420 which represent 83.63% and 10.23%, respectively, of total assets. Total shareholders’ equity at quarter-end was $10,390,666.

MAINSTREET BANKSHARES, INC.

March 31, 2004

BankShares experienced its first quarterly profit at March 31, 2004 with net income of $92,616, or $.07 per share. For the first quarter of 2003, BankShares had a net loss of $(61,529), or $(.04) per share. The difference in the two quarters income/(loss) is a positive variance of $154,145.

MainStreet continues to experience significant growth. Since Smith River Bank, the first bank opened just a little over 3 ½ years ago, BankShares has accumulated $115,283,824 in total assets and its first quarter of profitability. Smith River continues to grow moderately and had total assets of $57,367,410 and three banking branches at March 31, 2004. Smith River has been profitable beginning September 2002 for seventeen out of nineteen months ending March 31, 2004. Franklin Bank continues to experience faster growth, with total assets of $57,907,809 and one banking branch at March 31, 2004. Franklin’s second branch opened on April 9, 2004 at Westlake Towne Center in Franklin County. Franklin Bank was also profitable for the first quarter of 2004. The market for Franklin Bank is a more vibrant market than the one where Smith River is located and it is anticipated that that will be the area of greater growth for the consolidated entity. Franklin Bank may not continue to experience the same growth and Smith River operates in a challenging loan environment. Consequently, continued growth by BankShares at the rates experienced in the past is uncertain.

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

Net interest income for the first quarter ending March 31, 2004 and March 31, 2003 was $923,628 and $494,373, respectively, an increase of $429,255, or 86.83%, largely as a result of the opening of Franklin Bank. The increases in interest income were primarily in interest and fees on loans funded by increases in deposit accounts. The net interest margin for the three months ending March 31, 2004 and March 31, 2003 was 3.44% and 3.11%, respectively. The net interest margin increased in 2004 compared to 2003; however, the low interest rate environment continues to make margin enhancement difficult. Competitive pricing by the banks along with special pricing also compresses the margin. Young institutions like Smith River and Franklin do not have seasoned higher interest earning loans in their portfolio. Margin compression in the future may adversely affect BankShares’ income.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the year-to-date periods ending March 31, 2004 and 2003, the provision for loan losses was $198,700 and $80,642, respectively. The allowance for loan losses, or the reserve, was $1,249,311 and $635,986 at March 31, 2004 and 2003, respectively. This allowance equated to 1.28% and 1.23% of loans, net of unearned income at March 31, 2004 and 2003, respectively. Net charge-offs were $766 and $10,681 for 2004 and 2003, respectively, or .00% and .02%, respectively, of average loans, net of unearned income. The amount of charge-offs can fluctuate substantially based on the financial condition of borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at

MAINSTREET BANKSHARES, INC.

March 31, 2004

any point in time. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio taking into effect any nonperforming loans, problem loans, the mix of the portfolio, current economic conditions, peer comparisons, loan loss experience, unsecured lending, and concentrations of credit. BankShares was notified this quarter that a large loan was in default. BankShares’ banks hold $1,109,001 of this $2.0 million loan balance. BankShares has a lien on substantial equipment of the debtor and is receiving payments currently. Accordingly, BankShares has not yet increased its allowance due specifically to this loan in default. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased charge-offs and provisions in the future.

Noninterest Income

Total noninterest income for the three months ending March 31, 2004 and March 31, 2003 was $191,110 and $141,767, respectively, an increase of $49,343, or 34.81%. Service charges on deposit accounts for the quarter ending March 31, 2004 and 2003 were $101,453 and $52,847, respectively, an increase of $48,606, or 91.97%. Of this amount, net NSF fee income increased $40,798, or 218.79%, in 2004 over 2003 levels. The increase in net NSF fee income was due to increased volume in deposit accounts, along with the implementation in the fall of 2003 of an Overdraft Privilege program at Smith River Bank. Check cashing fees increased $4,952, or 22.76%, in the first quarter of 2004 compared to the first quarter of 2003 due to the continued cashing of tax refund checks contracted through various tax and accounting firms. Mortgage brokerage income was $72,136 and $78,618 for the first quarter ending March 31, 2004 and 2003, respectively, a slight decline. The banks have partnered with different organizations in which the banks originate mortgage loans, which for the most part then close in the companies’ names. The banks receive fee income from the transactions. This component of noninterest income is highly dependent on mortgage financing and refinancing, which, in turn, is highly dependent on the interest rate environment. Other fee income and miscellaneous income was $17,521 and $10,302 for the three months ending March 31, 2004 and 2003, respectively, an increase of $7,219, or 70.07%. This increase is primarily due to increases in credit life insurance income, ATM fee income and debit card fee income. Because of the compressed net interest margin, noninterest income has become of greater significance to MainStreet.

Noninterest Expense

Total noninterest expense for the three months ending March 31, 2004 and March 31 2003 was $823,422 and $617,027, respectively, an increase of $206,395, or 33.45%. Franklin Bank opened in September 2002 in a storefront facility. In June 2003, they moved into a permanent facility, which increased expense in many categories. Salaries and employee benefits for the three months ending March 31, 2004 and March 31, 2003 were $386,886 and $302,179, respectively, an increase of $84,716, or 28.04%. The increase is attributed to the hiring of additional personnel needed to support the growth of the banks. Occupancy and equipment expense was $154,280 and $99,244 for the three months ending March 31, 2004 and 2003, respectively, an increase of $55,036, or 55.46%. This was primarily attributed to the rent on a much larger facility for Franklin Bank along with depreciation on leasehold improvements, furniture and fixtures, and software expense, and increased utility costs for the new facility. Professional fees expense was $50,431 and $45,850 for the quarter ending March 31, 2004 and 2003, respectively, an increase of $4,581, or 9.99%. Advertising and promotion expense increased slightly in 2004 over the 2003 expense by $930. Outside processing expense was $78,568 and $49,914 for the three months ending March 31, 2004 and 2003, respectively, an increase of $28,654, or 57.41%. This increase was mainly due to the outsourcing of technology because of the addition of new equipment and upgrades on older equipment, etc. and increases in our data processing costs due to the implementation of the debit card and increased volume activity. Other expenses were $123,181 and $90,703 for the first quarter of 2004 and 2003, respectively. This increase of $32,478, or 35.81% was due to increases in supplies, regulatory fees, and franchise tax accruals.

MAINSTREET BANKSHARES, INC.

March 31, 2004

Income Taxes

The Corporation is subject to both federal and state income taxes. The subsidiary banks are not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the subsidiary banks will be profitable, in most cases, until at least the third full year of operations for each. Because of this and the start up costs associated with the banks, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the banks should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the three-month period ended March 31, 2004 and 2003. Smith River Bank has been profitable seventeen of the preceding nineteen months ended March 31, 2004.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government securities and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, the Corporation has invested in U.S. Agencies, corporate debt securities, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at March 31, 2004 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	March 31, 2004		December 31, 2003
Commercial	$61,913,699	63.52%	$53,301,678	63.61%
Residential real estate	17,237,535	17.69	15,690,070	18.72
Consumer	18,312,251	18.79	14,810,095	17.67

Total	$97,463,485	100.00%	$83,801,843	100.00%

MAINSTREET BANKSHARES, INC.

March 31, 2004

Gross loans increased $13,661,642, or 16.30%, at March 31, 2004 compared to December 31, 2003. The mix of the type of loans stayed comparable for the two periods. At March 31, 2004 and December 31, 2003, the loan loss reserve was $1,249,311 and $1,051,377, respectively, or 1.28% and 1.25% of loans, net of unearned income. Net charge-offs of $766 and $10,681 for the first three months of 2004 and 2003 equated to ..00% and .02%, respectively of average loans outstanding, net of unearned income and deferred fees. Loans past due 90 days or more at March 31, 2004 were $3,493. Nonaccrual loans at March 31, 2004 were $1,112,825, of which the majority was one relationship. These nonaccrual loans are also considered to be impaired. Other real estate at March 31, 2004 was $56,569. At December 31, 2003, there were no loans past due 90 days and there was one nonaccrual loan in the amount of $3,824. Please see the discussion of one large nonaccrual loan provided before under “Provision for Loan Losses” above.

The largest category of loans continues to be in the commercial area. Although the commercial portfolio is diversified, there are four concentrations at March 31, 2004. The areas of concentrations are in loans for real estate with an outstanding balance of $14,458,362; loans for construction of buildings with an outstanding balance of $5,188,821; loans for gasoline stores with an outstanding balance of $3,466,532; and loans for motor vehicles and parts with an outstanding balance of $2,685,622.

Deposits

Total deposits at March 31, 2004 and December 31, 2003 were $104,536,459 and $93,807,204, respectively. The deposit mix was as follows:

	March 31, 2004		December 31, 2003
Demand	$12,839,799	12.28%	$11,536,829	12.30%
Interest checking	4,488,444	4.29	3,636,399	3.88
Money markets	13,383,333	12.80	14,364,732	15.31
Savings	17,973,381	17.19	13,328,430	14.21
Certificates of deposit $100,000 and over	21,799,950	20.86	21,220,790	22.62
Other time deposits	34,051,552	32.58	29,720,024	31.68

Total	$104,536,459	100.00%	$93,807,204	100.00%

Total deposits increased $10,729,255, or 11.44%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has competed greatly in the market, especially when the Banks first opened to attract depositors. The overall yield of interest bearing deposits was 2.08% and 2.52%, respectively, at March 31, 2004 and December 31, 2003. This decline is reflective of the drop in the short term federal funds rate in June 2003.

Shareholders’ Equity

Total shareholders equity was $10,390,666 and $10,220,463 at March 31, 2004 and December 31, 2003, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings.

The maintenance of appropriate levels of capital is a priority and is continually monitored. All capital levels are in excess of required regulatory minimums for well-capitalized institutions. MainStreet and its banks are subject to various regulations requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet

MAINSTREET BANKSHARES, INC.

March 31, 2004

and its banks to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the banks to grow other loan assets. At March 31, 2004 and December 31, 2003, all capital levels are in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at:

	March 31, 2004	December 31, 2003
Tier I Leverage Ratio (Actual)	8.89%	9.69%
Tier I Leverage Ratio (Quarterly Ave.)	9.30	10.31
Tier I Risk-Based Capital Ratio	10.43	11.72
Tier II Risk-Based Capital Ratio	11.68	12.95

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. BankShares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. BankShares also has in place certain overnight funding lines and long-term funding lines. The Corporation’s ratio of liquid assets to total liabilities at March 31, 2004 and December 31, 2003 was 10.82% and 13.80%, respectively.

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

In order to preserve capital to facilitate growth and expansion, we do not anticipate paying cash dividends in the immediate future. Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. Also, at present, the only source of funds from which we could pay cash dividends would be dividends paid to BankShares by Smith River and Franklin Bank. Both Smith River and Franklin Bank similarly do not anticipate paying cash dividends to BankShares in the near future in order to preserve their capital to facilitate growth and expansion of business and to provide a sufficient capital base for their banking activities. Payments of cash dividends by the Banks are also limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval. Regulatory restrictions on the Banks ability to pay dividends may adversely impact BankShares’ ability to pay dividends to its shareholders.

The holding company has certain liquidity, but operates on a zero base, charging an affiliate fee or service fee to the Banks for its operation and service to the Banks. These services include accounting, investments, treasury management, compliance, audit, deposit and loan operations, and data processing. BankShares utilizes this affiliate fee income to meet its obligations. The holding company does not own any real property and has a modest amount of fixed assets.

MAINSTREET BANKSHARES, INC.

March 31, 2004

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of incentives and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 137,000. The minimum exercise price per share for any option granted under this plan is the fair market price on the grant date. Currently, there have been no stock option grants under this plan. SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement No. 123” (“SFAS 148”) was issued in December 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to among other things, provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Currently, BankShares’ stock-based compensation plan will be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no stock-based compensation cost is reflected in BankShares’ net income, as all options granted under this plan will have an exercise price equal to the market value of the underlying common stock on the date of grant. If BankShares elects to adopt the recognition provisions of SFAS 148 in 2004, the change in accounting principle will result in a stock-based compensation cost to be reflected in BankShares’ net income. The amount of the compensation cost will be dependent on the fair value based method chosen.

MAINSTREET BANKSHARES, INC.

March 31, 2004

Item 3. Controls and Procedures

MainStreet’s principal executive officer and principal financial officer have reviewed MainStreet’s disclosure controls and procedures (as defined in 204.13a-14(c) and 240.15d-14(c)) within 90 days of the filing date of this quarterly report and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective. There have been no changes in MainStreet’s disclosure controls and procedures since the last evaluation date. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our last evaluation.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(c)	BankShares contributed 3,810 shares of its common stock, no par value, to its subsidiary bank, Smith River Bank, which the Bank in turn used to acquire a 40% membership interest in MainStreet Title Agency, LLC on January 28, 2004 from Robert W. Haley, the only other member of the company. The shares were not registered in reliance on Section 4(2) of the Securities Act of 1933 since there was no public offering involved in the issuance.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits.

(b)	Reports on Form 8-K

Form 8-K filed February 4, 2004 reporting the downstream of capital to Smith River Community Bank, N.A. in which Smith River purchased a 40% ownership in MainStreet Title Company, LLC. This Form 8-K also reported the resignation of director, Patricia H. Brammer.

Form 8-K filed April 20, 2004 reporting on information from the 2004 Annual Shareholders’ Meeting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: May 7, 2004	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)* *	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)

By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1*

Warrant Plan and Certificates as adopted July 27, 1999, amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Form 8-K filed January 3, 2001, and herein incorporated by reference.

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

10.2

Employment agreement between MainStreet BankShares, Inc. and Senior Vice President and Senior Lender of Smith River Community Bank, N.A., Ronald D. Haley, dated March 11, 2004 and filed with this Quarterly Form 10-QSB.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)