Form 10QSB
period 2004-06-30
MAINSTREET BANKSHARES INC
filed 2004-08-11
CIK 1094742

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-86993

MainStreet BankShares, Inc.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 30, Patrick Henry Mall 730 East Church Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,372,780 shares as of July 31, 2004

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of June 30, 2004 (unaudited).

2.	Consolidated Statements of Loss for the quarters ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited).

3.	Consolidated Statements of Loss for the year-to-date periods ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited).

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

June 30, 2004

ASSETS

Cash and due from banks	$3,673,484
Interest bearing deposits in banks	39,663
Federal funds sold	5,504,000
Securities available for sale	13,700,361
Restricted equity securities	618,300

Loans:
Commercial loans	69,917,290
Residential real estate loans	21,409,535
Consumer loans	23,802,242

Total Gross Loans	115,129,067
Unearned income and deferred fees	207,464

Loans, net of unearned income and deferred fees	115,336,531
Less: allowance for loan losses	(1,410,887)

Net Loans	113,925,644
Furniture, fixtures and equipment	1,254,844
Accrued interest receivable	456,776
Other assets	136,906

TOTAL ASSETS	$139,309,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$15,880,153
Interest checking deposits	5,245,138
Money market deposits	12,722,247
Savings deposits	20,164,268
Certificates of deposit $100,000 and over	28,917,706
Other time deposits	46,285,459

Total Deposits	129,214,971

Accrued interest payable and other liabilities	428,527

Total Liabilities	129,643,498

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,372,780 shares	13,623,108
Accumulated deficit	(3,972,733)
Accumulated other comprehensive income	16,105

Total Shareholders’ Equity	9,666,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,309,978

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Interest Income:
Interest and fees on loans	$1,517,272	$821,114
Interest on interest-bearing deposits	91	71
Interest on federal funds sold	11,341	20,140
Interest on securities available for sale	83,502	65,853

Total Interest Income	1,612,206	907,178

Interest Expense:
Interest on certificates of deposit $100,000 and over	153,551	134,120
Interest on other deposits	395,764	224,157
Interest on short-term borrowings	730	108

Total Interest Expense	550,045	358,385

Net Interest Income	1,062,161	548,793
Provision for loan losses	841,400	145,468

Net Interest Income After Provision for Loan Losses	220,761	403,325

Noninterest Income:
Service charges on deposit accounts	83,757	45,474
Mortgage brokerage income	85,901	96,850
Other fee income and miscellaneous income	24,577	(4,867)

Total Noninterest Income	194,235	137,457

Noninterest Expense:
Salaries and employee benefits	413,086	294,590
Severance payments	—	223,136
Occupancy and equipment expense	195,164	108,764
Professional fees	74,928	63,071
Advertising and promotion	29,698	28,519
Outside processing	72,122	53,054
Other expenses	213,134	120,602

Total Noninterest Expense	998,132	891,736

Net Loss	$(583,136)	$(350,954)

Per Share:
Basic:
Net Loss Per Share	$(.42)	$(.26)

Average Shares Outstanding	1,372,780	1,368,970
Fully Diluted:
Net Loss Per Share	$(.42)	$(.26)

Average Shares Outstanding	1,372,780	1,368,970

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Loss

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Interest Income:
Interest and fees on loans	$2,819,395	$1,561,057
Interest on interest-bearing deposits	173	149
Interest on federal funds sold	26,460	41,266
Interest on securities available for sale	169,904	139,666

Total Interest Income	3,015,932	1,742,138

Interest Expense:
Interest on certificates of deposit $100,000 and over	290,395	269,727
Interest on other deposits	739,018	429,137
Interest on short-term borrowings	730	108

Total Interest Expense	1,030,143	698,972

Net Interest Income	1,985,789	1,043,166
Provision for loan losses	1,040,100	226,110

Net Interest Income After Provision for Loan Losses	945,689	817,056

Noninterest Income:
Service charges on deposit accounts	185,210	98,321
Mortgage brokerage income	158,037	175,468
Other fee income and miscellaneous income	42,098	5,435

Total Noninterest Income	385,345	279,224

Noninterest Expense:
Salaries and employee benefits	799,972	596,760
Severance payments	—	223,136
Occupancy and equipment expense	349,444	208,008
Professional fees	125,359	108,921
Advertising and promotion	59,774	57,665
Outside processing	150,690	102,968
Other expenses	336,315	211,305

Total Noninterest Expense	1,821,554	1,508,763

Net Loss	$(490,520)	$(412,483)

Per Share:
Basic:
Net Loss Per Share	$(.36)	$(.30)

Average Shares Outstanding	1,372,215	1,368,970
Fully Diluted:
Net Loss Per Share	$(.36)	$(.30)

Average Shares Outstanding	1,372,215	1,368,970

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash Flows From Operating Activities

Net loss	$(490,520)	$(412,483)
Provision for loan losses	1,040,100	226,110
Depreciation	125,039	86,626
Amortization of discounts and premiums, net	27,743	43,795
Increase in accrued interest receivable	(102,856)	(61,351)
(Increase) decrease in other assets	24,291	(18,382)
Increase (decrease) in accrued interest payable and other liabilities	120,587	(34,916)

Net cash provided by (used in) operating activities	744,384	(170,601)

Cash Flows From Investing Activities

Increase in interest-bearing deposits	(1,163)	(6,474)
(Increase) decrease in federal funds sold	(2,108,000)	6,377,000
Purchases of furniture, fixtures, and equipment	(368,210)	(264,671)
Purchases of securities available for sale	(10,102,242)	(10,697,597)
Purchases of restricted equity securities	(104,000)	(96,300)
Proceeds from calls and maturities of securities available for sale	8,400,305	10,018,384
Loan originations and principal collections, net	(32,026,081)	(16,864,118)

Net cash used in investing activities	(36,309,391)	(11,533,776)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	7,696,916	900,729
Increase in other time deposits	16,565,435	3,638,351
Increase in other deposits	11,145,416	7,241,952
Increase in short-term borrowings	—	745,000
Issuance of common stock	40,005	—

Net cash provided by financing activities	35,447,772	12,526,032

Net increase (decrease) in cash	(117,235)	821,655

Cash and due from banks at beginning of period	$3,790,719	$1,515,436

Cash and due from banks at end of period	$3,673,484	$2,337,091

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$947,343	$665,916

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2004

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

June 30, 2004

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

June 30, 2004

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

June 30, 2004

accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and six month periods ended June 30, 2004 and 2003 would have been estimated as follows:

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
Net loss as reported	$(583,136)	$(350,954)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(162,913)
Proforma net loss	$(583,136)	$(513,867)

Net loss per share:
Basic-as reported	$(.42)	$(.26)
Basic-proforma	$(.42)	$(.38)

Diluted-as reported	$(.42)	$(.26)
Diluted-proforma	$(.42)	$(.38)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net loss as reported	$(490,520)	$(412,483)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(203,669)
Proforma net loss	$(490,520)	$(616,152)

Net income (loss) per share:
Basic-as reported	$(.36)	$(.30)
Basic-proforma	$(.36)	$(.45)

Diluted-as reported	$(.36)	$(.30)
Diluted-proforma	$(.36)	$(.45)

(l) Advertising Costs

Advertising costs are expensed as incurred.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2004

(m) Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(n) Loss Per Share

The Financial Accounting Standards No. 128, “Accounting for Earnings Per Shares” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the three and six months period ending June 30, 2004, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share. At June 30, 2004 there were 60,000 options and 75,833 warrants outstanding, of which all were exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2004 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2004

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$9,699,843	$7,219	$(34,629)	$9,672,433
Mortgage backed securities	1,742,486	11,124	(13,546)	1,740,064
Corporate debt securities	2,241,927	45,937	—	2,287,864

Total securities available for sale	$13,684,256	$64,280	$(48,175)	$13,700,361

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003 are as follows:

	2004	2003
Balance at beginning of year	$1,051,377	$566,025
Provision for loan losses	1,040,100	226,110
Recoveries	900	6,334
Charge-offs	(681,490)	(16,449)

Balance at period end	$1,410,887	$782,020

Net charge-offs of $680,590 and $10,115 for the first six months of 2004 and 2003 equated to 1.38% and .02% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at June 30, 2004 was $1,410,887 or 1.22% of loans, net of unearned and deferred fees. There were no loans past due more than 90 days at June 30, 2004. Nonaccrual loans at June 30, 2004 were $291,318, of which the majority consisted primarily of one relationship. These loans are also considered impaired loans. Lost interest related to impaired loans as of June 30, 2004 and 2003 was $31,008 and $65, respectively.

Note 4 – Income (Loss) Per Share

	Three Months Ended June 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss available to common shareholders	$(583,136)	1,372,780	$(.42)
Diluted EPS
Loss available to common shareholders	$(583,136)	1,372,780	$(.42)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2004

	Three Months Ended June 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss available to common shareholders	$(350,954)	1,368,970	$(.26)
Diluted EPS
Loss available to common shareholders	$(350,954)	1,368,970	$(.26)

	Six Months Ended June 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss available to common shareholders	$(490,520)	1,372,215	$(.36)
Diluted EPS
Loss available to common shareholders	$(490,520)	1,372,215	$(.36)

	Six Months Ended June 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss available to common shareholders	$(412,483)	1,368,970	$(.30)
Diluted EPS
Loss available to common shareholders	$(412,483)	1,368,970	$(.30)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2004

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of June 30, 2004 and 2003.

	June 30, 2004	June 30, 2003
Net unrealized gains (losses) on securities available for sale:

Net unrealized holding gains (losses) during the period	$(103,468)	$59,986
Less reclassification adjustments for gains (losses) included in net income	—	—
Income Tax (expense) benefit	—	—

Other Comprehensive Income (Loss)	$(103,468)	$59,986

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2004, outstanding commitments to extend credit were $32,363,525.

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

MAINSTREET BANKSHARES, INC.

June 30, 2004

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

BankShares organized and capitalized Franklin Community Bank, N.A. (“Franklin Bank”) from the proceeds of a second public offering of its common stock, which was completed on December 31, 2002. Franklin Bank opened for business on September 16, 2002. Franklin Bank opened a new branch at Westlake Towne Center on April 9, 2004. Both Smith River and Franklin Bank are community banks and engage primarily in the business of making commercial, consumer and real estate loans and taking deposits in their respective markets.

MainStreet now operates a total of five banking offices in Henry, Patrick, and Franklin Counties.

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

Overview

Total assets at June 30, 2004 were $139,309,978, an increase of $34,974,371 or 33.52% over the $104,335,607 reported at December 31, 2003. The largest components of total assets were net loans in the amount of $113,925,644, securities available for sale in the amount of $13,700,361, and federal funds sold in the amount of $5,504,000. Total deposits at June 30, 2004 were $129,214,971, an increase of $35,407,767 or 37.75% over the $93,807,204 reported at the end of 2003. Total shareholders’ equity was 9,666,480 at June 30, 2004.

BankShares experienced a net loss during the quarter ended June 30, 2004 in the amount of $(583,136) compared to $(350,954) for the quarter ended June 30, 2003, a decrease of $232,182. For the six months ended June 30, 2004, BankShares experienced a net loss of $(490,520) for the six months ended June 30, 2004 compared to $(412,483) for 2003, a decrease of $78,037.

MAINSTREET BANKSHARES, INC.

June 30, 2004

BankShares continues to exhibit strong growth patterns through the second quarter ended June 30, 2004. Smith River’s total assets grew moderately to $60,837,098 as of June 30, 2004, and experienced a net loss for the six months ended June 30, 2004 of $(205,331). Since September, 2002, Smith River has been profitable for nineteen out of twenty-two months ending June 30, 2004. Smith River’s net loss for the six month period is primarily due to increased loan provisions in the second quarter to cover a commercial loan charge-off in the amount of $311,500. BankShares’ significant growth, however, came from Franklin Bank. Franklin Bank’s total assets grew to $78,367,797 as of June 30, 2004. Franklin Bank’s gross loans have increased to $66,681,720 as of June 30, 2004, an increase of $14,659,959 during the second quarter of 2004. Franklin Bank’s net loss for the six months ended June 30, 2004 was $(283,737), in spite of a profitable first quarter, mostly due to increased loan provisions in the second quarter to cover a commercial loan charge-off in the amount of $334,500 and the rapid loan growth. Franklin Bank operates in a more vibrant environment than Smith River, and we believe Franklin Bank is likely to continue to grow faster than Smith River. Even so, there is no assurance that BankShares will be able to grow at this rapid rate indefinitely. Moreover, the growth at Franklin Bank, coupled with increased loan provisions due to commercial charge-offs at Smith River and Franklin Bank, has resulted in BankShares’ Tier II Risk-Based Capital Ratio falling below the well capitalized level. Smith River’s Tier II Risk-Based Capital Ratio has also fallen below the well-capitalized level as of June 30, 2004. Franklin Bank’s Tier II Risk-Based Capital ratio has also fallen below the well capitalized level as of June 30, 2004. Franklin Bank’s actual Tier I leverage ratio has fallen below the well capitalized 8% ratio for a de novo bank. BankShares is developing a plan to restore consolidated capital, as well as Smith River and Franklin Bank’s capital back to the well capitalized level. If BankShares’ plan should be unsuccessful, growth would remain restricted.

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

Net interest income was $1,985,789 and $1,043,166 for the six months ended June 30, 2004 and 2003, respectively, an increase of $942,623 or 90.36%. The increase in net interest income is primarily due to interest and fees on loans offset by increases in the cost of funding the loan growth. The loan growth has been primarily supplied by Franklin Bank. The net interest margin was 3.50% and 3.11%, respectively, for the six months ended June 30, 2004 and 2003. The net interest margin has increased during 2004, but the continuing low interest rate environment and competitive pricing make improving the net interest margin a challenging activity. As a result, net income of the Corporation may be adversely affected.

Net interest income was $1,062,161 and $548,793 for the three months ended June 30, 2004 and 2003, respectively, an increase of $513,368 or 93.54%. As in the prior year comparison, the increase in net interest income is primarily due to interest and fees on loans offset by increase in the cost of funding the loan growth. The net interest margin was 3.51% and 3.11% for the three month periods ended June 30, 2004 and 2003, respectively.

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

MAINSTREET BANKSHARES, INC.

June 30, 2004

A provision for loan losses was recorded in the amounts of $1,040,100 and 226,110 for the six month periods ended June 30, 2004 and 2003, respectively. The two primary reasons for the $813,990 increase is $555,000 in loan provisions to cover commercial loan charge-offs during second quarter 2004 and strong period over period loan growth. The allowance for loan losses was $1,410,887 and $782,020 at June 30, 2004 and 2003, respectively. This allowance equated to 1.22% and 1.24% of loans, net of unearned income at June 30, 2004 and 2003, respectively. Net charge-offs were $680,590 and $10,115 for 2004 and 2003, respectively, or 1.38% and .02%, respectively, of average loans, net of unearned income. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at any point in time.

The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio taking into effect any nonperforming loans, problem loan, the mix of the portfolio, current economic conditions, peer comparisons, loan loss experience, unsecured lending, and concentrations of credit. While BankShares’ loan loss experience to date has been relatively good, both Smith River Bank and Franklin Bank are parties to a loan with a customer, now in bankruptcy. Some of the collateral securing the loan has been sold and there remains additional collateral to be liquidated as well as personal guaranties of the principals in the business. The banks have charged off $646,000, which is anticipated as a loss, against the loan. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in other charge-offs and provisions in the future.

Noninterest Income

Total noninterest income for the six months ended June 30, 2004 and 2003 was $385,345 and $279,224, respectively, an increase of $106,121 or 38.01%. Service charges on deposit accounts were $185,210 and $98,321, respectively for the above-referenced time periods. Of this amount, net NSF income increased by $100,444 or 201.76% in 2004 over the 2003 levels. The increase in net NSF income was due to an increased volume of deposit accounts, along with the 2003 implementation of an Overdraft Privilege program at Smith River Bank. Check cashing fees increased $4,667 or 19.95% during the first six months of 2004 due to the continued cashing of tax refund checks contracted through various tax and accounting firms. Mortgage brokerage income was $158,037 and $175,468 for the six month periods ended June 30, 2004 and 2003, a modest decline. The banks have partnered with different organizations in which the banks originate mortgage loans, which for the most part then close in the companies’ names. The banks receive fee income from the transactions. The slightly increasing mortgage interest rate environment was the primary cause for the decline in income. Other fee income and miscellaneous income was $42,098 and $5,435, an increase of $36,663 or 674.57% for the first six months of 2004 and 2003, respectively. The primary contributors to the increase were increases in ATM surcharge income, check card income and income received from MSTA in the amounts of $3,789, $8,706, and $3,600, respectively. Also contributing to the increase was the write down of Other Real Estate Owned in June of 2003 in the amount of $15,000. Noninterest income is expected to increase in future periods due to direct growth and expansion.

Total noninterest income was $194,235 and $137,457 for the quarters ended June 30, 2004 and 2003, respectively, an increase of $56,778 or 41.31%. Service charges on deposit accounts were $83,757 and $45,474, an increase of $38,283 or 84.19%, respectively for the above-referenced time periods. As with the year to date analysis, this was primarily due to an increase in net NSF income. Mortgage brokerage income was $85,901 and $96,850, a slight decline, for the three months ended June 30, 2004 and 2003. Other fee income and miscellaneous income was $24,577 and $(4,867) for the above-referenced time periods. The primary increases were due to a write down of Other Real Estate Owned in June 2003 in the amount of $15,000 and an increase in check card income of $5,065.

MAINSTREET BANKSHARES, INC.

June 30, 2004

Noninterest Expense

Total noninterest expense for the six months ending June 30, 2004 and June 30, 2003 was $1,821,554 and $1,508,763, respectively, or an increase of $312,791 or 20.73%. Salaries and employee benefits for the six month periods ended June 30, 2004 and 2003 were $799,972 and $596,760, an increase of $203,212 or 34.05%. This increase is due to the additional costs of personnel to support the growth of the banks, including the additional branch at Franklin Bank. The second branch of Franklin Bank opened at the Westlake Towne Center on April 9, 2004. The 2003 expense includes a non-recurring severance payment of $223,136. Occupancy and equipment expense was $349,444 and $208,008 for the six month periods ended June 30, 2004 and 2003, an increase of $141,436 or 68.00%. This increase is primarily due to increased rent, increased depreciation expense on leasehold improvements, furniture and fixtures, and software, and increased utility costs on the new facility located in Rocky Mount and the new branch opening at Westlake Center. Professional fees were $125,359 and $108,921 for the first six months of 2004 and 2003, respectively, an increase of $16,438 or 15.09%. Advertising and promotion expense increased slightly for the first six months of 2004 as compared to 2003 by $2,109. Outside processing fees were $150,690 and $102,968 for the above-referenced time periods, an increase of $47,722 or 46.35%. This increase was mainly due to the outsourcing of technology and an increase in data processing costs due to the implementation of the debit card and increased volume activity. Other expenses were $336,315 and $211,305 for the six month period ended June 30, 2004 and 2003, an increase of $125,010 or 59.16%. This increase is primarily due to increases in supplies, telephone expense, franchise tax accruals, regulatory fees, filing and recording fees, and referral fees. Noninterest expense is expected to increase in future periods due to direct growth and expansion.

Noninterest expense for the quarters ended June 30, 2004 and 2003 was $998,132 and $891,736, respectively, an increase of 11.93%. As previously mentioned, the 2003 quarterly expense includes a non-recurring severance payment in the amount of $223,136 and increased expenses associated with the new Rocky Mount branch facility. The 2004 expense includes expenses associated with the opening of the new branch for Franklin Bank at Westlake Center during the second quarter. Salaries and employee benefits were $413,086 and $294,590 for the three months ended June 30, 2004 and 2003, respectively, an increase of $118,496 or 40.22%. Occupancy and equipment expense was $195,164 and $108,764 for the above-referenced time periods, respectively, an increase of $86,400 or 79.44%. Professional fees, advertising expenses, and outside processing costs rose moderately in comparison of the second quarter of 2004 to 2003. Other expenses were $213,134 and $120,602 for the three month periods ended June 30, 2004 and 2003, respectively, an increase of 76.73%.

Income Taxes

The Corporation is subject to both federal and state income taxes. The subsidiary banks are not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the subsidiary banks will be profitable, in most cases, until at least the third full year of operations for each. Because of this and the start up costs associated with the banks, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the banks should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the six-month period ended June 30, 2004 and 2003. Smith River Bank has been profitable nineteen of the preceding twenty-two months ended June 30, 2004.

MAINSTREET BANKSHARES, INC.

June 30, 2004

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government securities and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, the Corporation has invested in U.S. Agencies, corporate debt securities, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at June 30, 2004 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	June 30, 2004		December 31, 2003
Commercial	$69,917,290	60.73%	$53,301,678	63.61%
Residential real estate	21,409,535	18.60	15,690,070	18.72
Consumer	23,802,242	20.67	14,810,095	17.67

Total	$115,129,067	100.00%	$83,801,843	100.00%

Gross loans increased $31,327,224, or 37.38%, at June 30, 2004 compared to December 31, 2003. The mix of the type of loans stayed comparable for the two periods. At June 30, 2004 and December 31, 2003, the loan loss reserve was $1,410,887 and $1,051,377, respectively, or 1.22% and 1.25% of loans, net of unearned income. Net charge-offs of $680,590 and $10,115 for the first six months of 2004 and 2003 equated to 1.38% and .02%, respectively of average loans outstanding, net of unearned income and deferred fees. There were no loans past due 90 days or more at June 30, 2004. Nonaccrual loans at June 30, 2004 were $291,318, of which the majority was one relationship. These nonaccrual loans are also considered to be impaired. There was no other real estate owned at June 30, 2004. At December 31, 2003, there were no loans past due 90 days and there was one nonaccrual loan in the amount of $3,824. Please see the discussion of one large nonaccrual loan provided under “Provision for Loan Losses” above.

MAINSTREET BANKSHARES, INC.

June 30, 2004

The largest category of loans continues to be in the commercial area. Although the commercial portfolio is diversified, there are six concentrations at June 30, 2004. The areas of concentrations are in loans for real estate with an outstanding balance of $14,888,300; loans for construction of buildings with an outstanding balance of $7,417,434; loans for gasoline stores with an outstanding balance of $3,443,591; loans for motor vehicles and parts with an outstanding balance of $2,414,459; loans for construction of heavy and civil engineering buildings with an outstanding balance of $3,160,254; and loans for truck transportation with an outstanding balance of $2,365,660.

Deposits

Total deposits at June 30, 2004 and December 31, 2003 were $129,214,971 and $93,807,204, respectively. The deposit mix was as follows:

	June 30, 2004		December 31, 2003
Demand	$15,880,153	12.29%	$11,536,829	12.30%
Interest checking	5,245,138	4.06	3,636,399	3.88
Money markets	12,722,247	9.84	14,364,732	15.31
Savings	20,164,268	15.61	13,328,430	14.21
Certificates of deposit $100,000 and over	28,917,706	22.38	21,220,790	22.62
Other time deposits	46,285,459	35.82	29,720,024	31.68

Total	$129,214,971	100.00%	$93,807,204	100.00%

Total deposits increased $35,407,767, or 37.75%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market, especially when the Banks first opened, to attract depositors. The overall yield of interest bearing deposits was 2.20% and 2.52%, respectively at June 30, 2004 and December 31, 2003. This decline is reflective of the drop in the short term federal funds rate in June 2003.

Shareholders’ Equity

Total shareholders equity was $9,666,480 and $10,220,463 at June 30, 2004 and December 31, 2003, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and its banks are subject to various regulations requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and its banks to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the banks to grow other loan assets. At June 30, 2004, all capital levels are in excess of required regulatory minimums for a well-capitalized institution, except for Tier II capital which meets the required minimum for an adequately-capitalized institution. At December 31, 2003, all capital levels were in excess of required regulatory minimums for a well-capitalized institution. The following are the capital ratios at:

	June 30, 2004	December 31, 2003
Tier I Leverage Ratio (Actual)	6.93%	9.69%
Tier I Leverage Ratio (Quarterly Ave.)	7.70	10.31
Tier I Risk-Based Capital Ratio	8.14	11.72
Tier II Risk-Based Capital Ratio	9.33	12.95

MAINSTREET BANKSHARES, INC.

June 30, 2004

The substantial and unexpected size of growth of loans at Franklin Bank, combined with increased loan provisions in the amount of $555,000 to cover commercial loan charge-offs during the second quarter, has resulted in BankShares’ Tier II Risk-Based capital ratio falling below the minimum for a well capitalized institution. In addition, the Tier II Risk-Based capital ratio at Franklin Bank and the Tier II Risk-Based capital ratio at Smith River Bank are below the minimum for a well capitalized bank. The actual Tier I leverage ratio for Franklin Bank falls below the well capitalized ratio of 8% for a de novo bank. As a result, BankShares is developing a plan to restore all capital ratios for itself, Franklin Bank, and Smith River Bank to above the minimums for a well capitalized financial institution. Until the plan is implemented and successfully carried out, however, the growth of Franklin Bank may have to be curtailed to prevent further erosion in the bank’s capital position. If the plan is not successful, there could be regulatory restrictions on growth. In addition, Federal Deposit Insurance Corporation premiums may increase as a result of Franklin Bank and Smith River Bank’s Tier II Risk-Based capital ratio falling below the minimum requirements for a well-capitalized institution.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. BankShares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. BankShares also has in place certain overnight funding lines and long-term funding lines. The Corporation’s ratio of liquid assets to total liabilities at June 30, 2004 and December 31, 2003 was 12.71% and 13.80%, respectively.

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

MAINSTREET BANKSHARES, INC.

June 30, 2004

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 137,000. The minimum exercise price per share for any option granted under this plan is the fair market price on the grant date. Currently, there have been no stock option grants under this plan. SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement No. 123” (“SFAS 148”) was issued in December 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to among other things, provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Currently, BankShares’ stock-based compensation plan will be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no stock-based compensation cost is reflected in BankShares’ net income, as all options granted under this plan will have an exercise price equal to the market value of the underlying common stock on the date of grant. If BankShares elects to adopt the recognition provisions of SFAS 148 in 2004, the change in accounting principle will result in a stock-based compensation cost to be reflected in BankShares’ net income. The amount of the compensation cost will be dependent on the fair value based method chosen.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

MainStreet BankShares, Inc. held its fifth annual meeting of shareholders on April 15, 2004 at 2:00 p.m. at the Gereau Center in Rocky Mount, Virginia. There were two matters submitted to a vote of security holders, which were the election of four directors and the approval of the 2004 Key Employee Stock Option Plan.

	For	Against
Charles L. Dalton (Class C – Term Expires 2007)	915,940	4,906
John M. Deekens (Class C – Term Expires 2007)	913,740	7,106
Danny M. Perdue (Class C – Term Expires 2007)	917,940	2,906
Milford A. Weaver (Class C – Term Expires 2007)	917,740	3,106

MAINSTREET BANKSHARES, INC.

June 30, 2004

The following classes of directors also continued after the meeting:

Class A Directors – Term Expires 2005

Larry A. Heaton	Director
Morton W. Lester	Director
Cecil R. McCullar	Director
Michael A. Turner	Director

Class B Directors – Term Expires 2006

Jesse D. Cahill, Sr.	Director
Joseph F. Clark	Director
Roxann B. Dillon	Director
Joe C. Philpott	Director
Joel R. Shepherd	Director

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See index to exhibits.

(b)	Reports on Form 8-K

Form 8-K filed April 20, 2004 reporting on information from the 2004 Annual Shareholders’ Meeting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2004	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: August 11, 2004	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1*	Warrant Plan and Certificates as adopted July 27, 1999, amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Form 8-K filed January 3, 2001, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

10.1	Employment agreement between MainStreet BankShares, Inc. and Executive Vice President, Brenda H. Smith dated October 1, 2002 filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

10.2	Employment agreement between MainStreet BankShares, Inc. and Senior Vice President and Senior Lender of Smith River Community Bank, N.A., Ronald D. Haley, dated March 11, 2004 filed with the Corporation’s Quarterly Form 10-QSB on May 7, 2004 and herein incorporated by reference.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)