Form 10QSB
period 2004-09-30
MAINSTREET BANKSHARES INC
filed 2004-10-29
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,455,429 shares as of September 30, 2004

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

Index

PART I FINANCIAL INFORMATION

		Page No.
Item 1	Financial Statements	3-15

Item 2	Management’s Discussion and Analysis	15-23

Item 3	Controls and Procedures	23

PART II OTHER INFORMATION

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of September 30, 2004 (unaudited).

2.	Consolidated Statements of Income (Loss) for the quarters ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited).

3.	Consolidated Statements of Loss for the year-to-date periods ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited).

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

September 30, 2004

ASSETS
Cash and due from banks	$2,981,004
Interest bearing deposits in banks	42,153
Federal funds sold	5,550,000
Securities available for sale	15,756,144
Restricted equity securities	618,300

Loans:
Commercial loans	73,460,605
Residential real estate loans	24,914,404
Consumer loans	29,066,251

Total Gross Loans	127,441,260
Unearned income and deferred fees	226,434

Loans, net of unearned income and deferred fees	127,667,694
Less: allowance for loan losses	(1,516,713)

Net Loans	126,150,981
Furniture, fixtures and equipment	1,229,607
Accrued interest receivable	510,333
Other assets	281,013

TOTAL ASSETS	$153,119,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$18,441,129
Interest checking deposits	6,475,812
Money market deposits	13,696,298
Savings deposits	23,053,588
Certificates of deposit $100,000 and over	30,715,973
Other time deposits	49,416,552

Total Deposits	141,799,352

Accrued interest payable and other liabilities	571,022

Total Liabilities	142,370,374

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,455,429 shares	14,366,949
Accumulated deficit	(3,692,508)
Accumulated other comprehensive income	74,720

Total Shareholders’ Equity	10,749,161

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,119,535

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Interest Income:
Interest and fees on loans	$1,855,624	$960,986
Interest on interest-bearing deposits	99	85
Interest on federal funds sold	40,331	10,689
Interest on securities available for sale	82,576	61,364

Total Interest Income	1,978,630	1,033,124

Interest Expense:
Interest on certificates of deposit $100,000 and over	210,526	132,356
Interest on other deposits	493,459	252,852
Interest on short-term borrowings	—	413

Total Interest Expense	703,985	385,621

Net Interest Income	1,274,645	647,503
Provision for loan losses	149,400	145,350

Net Interest Income After Provision for Loan Losses	1,125,245	502,153

Noninterest Income:
Service charges on deposit accounts	99,445	52,623
Mortgage brokerage income	67,525	71,289
Other fee income and miscellaneous income	21,090	7,852

Total Noninterest Income	188,060	131,764

Noninterest Expense:
Salaries and employee benefits	477,150	321,947
Occupancy and equipment expense	221,625	147,855
Professional fees	60,522	86,425
Advertising and promotion	31,366	28,750
Outside processing	86,242	63,008
Other expenses	156,175	127,400

Total Noninterest Expense	1,033,080	775,385

Net Income (Loss)	$280,225	$(141,468)

Per Share:
Basic:
Net Income (Loss) Per Share	$.20	$(.10)

Average Shares Outstanding	1,375,139	1,368,970
Fully Diluted:
Net Income (Loss) Per Share	$.20	$(.10)

Average Shares Outstanding	1,375,139	1,368,970

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Loss

(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Interest Income:
Interest and fees on loans	$4,675,019	$2,522,043
Interest on interest-bearing deposits	272	234
Interest on federal funds sold	66,791	51,955
Interest on securities available for sale	252,480	201,030

Total Interest Income	4,994,562	2,775,262

Interest Expense:
Interest on certificates of deposit $100,000 and over	500,921	402,083
Interest on other deposits	1,232,477	681,989
Interest on short-term borrowings	730	521

Total Interest Expense	1,734,128	1,084,593

Net Interest Income	3,260,434	1,690,669
Provision for loan losses	1,189,500	371,460

Net Interest Income After Provision for Loan Losses	2,070,934	1,319,209

Noninterest Income:
Service charges on deposit accounts	284,655	150,944
Mortgage brokerage income	225,562	246,757
Other fee income and miscellaneous income	63,188	13,287

Total Noninterest Income	573,405	410,988

Noninterest Expense:
Salaries and employee benefits	1,277,122	918,707
Severance payments	—	223,136
Occupancy and equipment expense	571,069	355,863
Professional fees	185,881	195,346
Advertising and promotion	91,140	86,415
Outside processing	236,932	165,976
Other expenses	492,490	338,705

Total Noninterest Expense	2,854,634	2,284,148

Net Loss	$(210,295)	$(553,951)

Per Share:
Basic:
Net Loss Per Share	$(.15)	$(.40)

Average Shares Outstanding	1,373,197	1,368,970
Fully Diluted:
Net Loss Per Share	$(.15)	$(.40)

Average Shares Outstanding	1,373,197	1,368,970

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash Flows From Operating Activities

Net loss	$(210,295)	$(553,951)
Provision for loan losses	1,189,500	371,460
Depreciation	201,760	140,237
Amortization of discounts and premiums, net	38,036	66,261
Increase in accrued interest receivable	(156,413)	(46,791)
Increase in other assets	(119,816)	(98,209)
Increase (decrease) in accrued interest payable and other liabilities	263,082	(26,109)

Net cash provided by (used in) operating activities	1,205,854	(147,102)

Cash Flows From Investing Activities

Increase in interest-bearing deposits	(3,653)	(8,217)
(Increase) decrease in federal funds sold	(2,154,000)	4,459,000
Purchases of furniture, fixtures, and equipment	(419,694)	(352,083)
Purchases of securities available for sale	(18,599,745)	(15,545,562)
Purchases of restricted equity securities	(104,000)	(96,300)
Proceeds from calls and maturities of securities available for sale	14,890,347	14,994,084
Loan originations and principal collections, net	(44,400,818)	(28,148,637)

Net cash used in investing activities	(50,791,563)	(24,697,715)

Cash Flows From Financing Activities
Increase in time deposits $100,000 and over	9,495,183	2,222,896
Increase in other time deposits	19,696,528	5,817,057
Increase in other deposits	18,800,437	16,976,945
Increase in short-term borrowings	—	1,619,000
Issuance of common stock	783,846	—

Net cash provided by financing activities	48,775,994	26,635,898

Net increase (decrease) in cash	(809,715)	1,791,081
Cash and due from banks at beginning of period	$3,790,719	$1,515,436

Cash and due from banks at end of period	$2,981,004	$3,306,517

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,477,306	$1,076,568

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering of a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet BankShares, Inc. Franklin Community Bank, N.A., was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Community Bank, N.A. opened for business on September 16, 2002. The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821.

On September 20, 2004, MainStreet BankShares, Inc. commenced a private placement offering of its common stock to accredited investors and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Commission. The offering is for a target issuance of 183,334 shares of common stock. As of September 30, 2004, there were 82,649 shares of common stock sold at a price of $9.00 per share in the private placement for a total of $743,841. The offering will terminate on October 31, 2004 unless it is extended until March 31, 2005, at the latest. There are no brokerage or underwriting commissions payable in the private placement.

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

September 30, 2004

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation.” This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 would have been estimated as follows:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003
Net income (loss) as reported	$280,225	$(141,468)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(13,586)
Proforma net income (loss)	$280,225	$(155,054)

Net income (loss) per share:
Basic-as reported	$.20	$(.10)
Basic-proforma	$.20	$(.11)

Diluted-as reported	$.20	$(.10)
Diluted-proforma	$.20	$(.11)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net loss as reported	$(210,295)	$(553,951)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(217,255)
Proforma net loss	$(210,295)	$(771,206)

Net loss per share:
Basic-as reported	$(.15)	$(.40)
Basic-proforma	$(.15)	$(.56)

Diluted-as reported	$(.15)	$(.40)
Diluted-proforma	$(.15)	$(.56)

(l) Advertising Costs

Advertising costs are expensed as incurred.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

(m) Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. Deferred tax assets have been fully offset by a valuation allowance pursuant to Statement of Financial Accounting Standards No. 109.

(n) Loss Per Share

The Financial Accounting Standards No. 128, “Accounting for Earnings Per Shares” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the three and nine months period ending September 30, 2004, the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted income (loss) per share. At September 30, 2004 there were 60,000 options and 75,833 warrants outstanding, of which all were exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2004 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$12,199,662	$21,875	$(3,862)	$12,217,675
Mortgage backed securities	1,546,737	14,768	(3,957)	1,557,548
Corporate debt securities	1,935,025	45,896	—	1,980,921

Total securities available for sale	$15,681,424	$82,539	$(7,819)	$15,756,144

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003
Balance at beginning of year	$1,051,377	$566,025
Provision for loan losses	1,189,500	371,460
Recoveries	1,200	6,584
Charge-offs	(725,364)	(16,449)

Balance at period end	$1,516,713	$927,620

Net charge-offs of $724,164 and $9,865 for the first nine months of 2004 and 2003 equated to .90% and .02% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at September 30, 2004 was $1,516,713 or 1.19% of loans, net of unearned and deferred fees. There were no loans past due more than 90 days at September 30, 2004. There were $29,977 in loans past due 90 days or more at September 30, 2003. Nonaccrual loans at September 30, 2004 were $16,363, of which the majority consisted primarily of one relationship. Nonaccrual loans at September 30, 2003 were $157,381. These loans are also considered impaired loans. Lost interest related to impaired loans as of September 30, 2004 and 2003 was $41,686 and $5,742, respectively.

Note 4 – Income (Loss) Per Share

	Three Months Ended September 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income available to common Shareholders	$280,225	1,375,139	$.20

Diluted EPS
Income available to common shareholders	$280,225	1,375,139	$.20

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

	Three Months Ended September 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss available to common shareholders	$(141,468)	1,368,970	$(.10)

Diluted EPS
Loss available to common shareholders	$(141,468)	1,368,970	$(.10)

	Nine Months Ended September 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss available to common shareholders	$(210,295)	1,373,197	$(.15)

Diluted EPS
Loss available to common shareholders	$(210,295)	1,373,197	$(.15)

	Nine Months Ended September 30, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss available to common shareholders	$(553,951)	1,368,970	$(.40)

Diluted EPS
Loss available to common shareholders	$(553,951)	1,368,970	$(.40)

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of September 30, 2004 and 2003.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

	September 30, 2004	September 30, 2003
Net unrealized losses on securities available for sale:
Net unrealized holding losses during the period	$(44,853)	$(6,824)
Less reclassification adjustments for gains (losses) included in net income	—	—
Income Tax benefit	—	—

Other Comprehensive Loss	$(44,853)	$(6,824)

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2004, outstanding commitments to extend credit were $36,626,059.

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

MAINSTREET BANKSHARES, INC.

September 30, 2004

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

MainStreet now operates a total of five banking offices in Henry, Patrick, and Franklin Counties, Virginia.

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

On September 20, 2004, BankShares commenced a private placement offering of its common stock to accredited investors and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Commission. The offering is for a target issuance of 183,334 shares of common stock, although BankShares may sell more or less than the target number of shares. As of September 30, 2004, there were 82,649 shares of common stock sold at a price of $9.00 per share in the private placement for a total of $743,841. The offering will terminate on October 31, 2004 unless it is extended until March 31, 2005, at the latest. There are no brokerage or underwriting commissions payable in the private placement. The additional capital raised by this offering will be used principally to support the asset growth at the banks for the remainder of 2004 and aid in maintaining all regulatory capital ratios at the adequately capitalized level.

Overview

Total assets at September 30, 2004 were $153,119,535, an increase of $48,783,928 or 46.76% over the $104,335,607 reported at December 31, 2003. The largest components of total assets were net loans in the amount of $126,150,981, securities available for sale in the amount of $15,756,144, and federal funds sold in the amount of $5,550,000. Total deposits at September 30, 2004 were $141,799,352, an increase of $47,992,148 or 51.16% over the $93,807,204 reported at December 31, 2003. Total shareholders’ equity was $10,749,161 at September 30, 2004.

Net income for the quarter ended September 30, 2004 was $280,225 compared to a net loss of $(141,468) for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, BankShares experienced a net loss of $(210,295) compared to a net loss of $(553,951) for the nine months ended September 30, 2003.

MAINSTREET BANKSHARES, INC.

September 30, 2004

BankShares continues to exhibit strong growth patterns through the quarter ended September 30, 2004. Smith River’s total assets were $60,726,761 as of September 30, 2004, while experiencing a net loss of $(33,068) for the nine months ended September 30, 2004. Smith River has been profitable for twenty-two of the last twenty-five months ending September 30, 2004. Smith River’s net loss for the nine months ending September 30, 2004 is primarily due to loan provisions to cover a second quarter commercial loan charge-off in the amount of $311,500. BankShares’ significant growth, however, came from Franklin Bank. Franklin Bank’s total assets grew to $92,878,346 as of September 30, 2004, an increase of $14,510,549 or 18.52% during the third quarter of 2004. Franklin Bank’s gross loans have increased by $9,667,188 or 14.50% since June 30, 2004. Franklin Bank’s net loss of $(177,350) for the nine months ended September 30, 2004 is primarily due to loan provisions to cover a second quarter commercial loan charge-off in the amount of $334,500 (participated from Smith River and corresponds to Smith River’s second quarter charge-off of $311,500). Increased loan provisions to cover the rapid loan growth also attributed to the year-to-date loss. Franklin Bank operates in a more vibrant environment than Smith River, and we believe Franklin Bank is likely to continue to grow faster than Smith River. Even so, there is no assurance that BankShares will be able to grow at this rapid rate indefinitely. The additional capital of $743,841, obtained through the private placement offering by September 30, 2004, enabled MainStreet, Smith River and Franklin Bank to maintain their respective Tier II Risk-Based Capital Ratios above the adequately capitalized level as of September 30, 2004, notwithstanding the growth at Franklin Bank and increased provisions at Smith River Bank and Franklin Bank. Franklin Bank’s actual Tier I leverage ratio has fallen below the well-capitalized 8% ratio for a de novo bank. BankShares has developed and begun implementation of a plan to restore consolidated capital, as well as Smith River and Franklin Bank’s capital back to the well-capitalized level. If BankShares’ plan should be unsuccessful, growth would remain restricted.

Results of Operations

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets, and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured by the net interest margin.

Net interest income was $3,260,434 for the nine months ended September 30, 2004, an increase of $1,569,765 or 92.85% over the $1,690,669 reported for the same period in 2003. The increase in net interest income is primarily due to increased interest and fees on loans offset by increases in the cost of funding the loan growth. The net interest margin was 3.51% and 3.15%, respectively, for the nine months ended September 30, 2004 and 2003. The net interest margin has increased during 2004, but the continuing low interest rate environment and competitive pricing make improving the net interest margin a challenging activity. As a result, net income of BankShares may be adversely affected.

Net interest income was $1,274,645 for the quarter ended September 30, 2004, an increase of $627,142 or 96.86% over the $647,503 reported for the quarter ended September 30, 2003. As in the prior year comparison, the increase in net interest income is primarily due to an increase in interest and fees on loans offset by increases in the cost of funding the loan growth. The net interest margin was 3.53% and 3.22% for the quarters ended September 30, 2004 and 2003, respectively.

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

MAINSTREET BANKSHARES, INC.

September 30, 2004

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

A provision for loan losses was recorded in the amounts of $1,189,500 and $371,460 for the nine month periods ended September 30, 2004 and 2003, respectively. The two primary reasons for the $818,040 increase is $555,000 in loans provisions to cover $646,000 in commercial loan charge-offs during the second quarter of 2004 and strong period over period loan growth, primarily at Franklin Bank. The allowance for loan losses was $1,516,713 and $927,620 at September 30, 2004 and 2003, respectively. This allowance equated to 1.19% and 1.25% of loans, net of unearned income at September 30, 2004 and 2003, respectively. Net charge-offs were $724,164 and $9,865 for 2004 and 2003, respectively, or .90% and .02%, respectively of average loans, net of unearned income. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at any point in time.

The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio taking into effect any nonperforming loans, problem loans, mix of the portfolio, current economic conditions, peer comparisons, loan loss experience, unsecured lending, and concentrations of credit. BankShares’ loan loss experience includes a commercial loan charge-off in the amount of $646,000 in the second quarter of 2004. Both Smith River and Franklin Bank were parties to this commercial loan charge-off. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in other charge-offs and provisions in the future.

Noninterest Income

Total noninterest income was $573,405 and $410,988 for the nine months ended September 30, 2004 and 2003, respectively, an increase of $162,417 or 39.52%. Service charges on deposit accounts were $284,655 and $150,944, an increase of $133,711 or 88.58%, respectively for the above-referenced time periods. Of this amount, net NSF income increased by $165,093 or 193.54% in 2004 over the 2003 levels. The increase in net NSF income was due to an increased volume of deposit accounts, along with the 2003 implementation of an Overdraft Privilege program at Smith River Bank. Overdraft Privilege commissions paid reduced noninterest income by $29,587 in 2004 over 2003 levels. Check cashing fees increased $1,690 or 6.13% during the first nine months of 2004 due to the continued cashing of tax refund checks contracted through various tax and accounting firms. Returned deposit item fees increased by $2,730 or 36.36% during the first nine months of 2004, primarily due to an increased volume of deposit accounts. Mortgage loan brokerage income decreased by $21,195 in 2004 over 2003 levels, a modest decline. The banks have partnered with different organizations in which the banks originate mortgage loans, which for the most part then close in the companies’ names. The banks receive fee income from the transactions. The slightly increasing mortgage interest rate environment was the primary cause for the decline in income. Other fee income and miscellaneous income was $63,188 and $13,287, an increase of $49,901 or 375.56% for the first nine months of 2004 and 2003, respectively. The primary contributors to the increase were increases in ATM surcharge income, check card income, checkbook charges, and income received from MSTA in the amounts of $4,877, $14,627, $1,992, and $3,600, respectively. Also contributing to the increase were 2003 write-downs on other real estate property in excess of 2004 write-downs in the amount of $35,801, offset by Enterprise Zone tax credits, state unemployment tax credits, and utility credits recognized as income in 2003 in the amount of $12,247. Noninterest income is expected to increase in future periods due to direct growth and expansion.

Noninterest income for the quarters ending September 30, 2004 and 2003 was $188,060, and $131,764, respectively, an increase of $56,296 or 42.72%. Service charges on deposit accounts were $99,445 and

MAINSTREET BANKSHARES, INC.

September 30, 2004

$52,623, an increase of $46,822 or 88.98%, respectively for the above-referenced time periods. As with the year to date analysis, this was primarily due to an increase in net NSF income. Mortgage loan brokerage income was $67,525 and $71,289, respectively for the quarters ended September 30, 2004 and 2003. Other fee income and miscellaneous income was $21,090 and $7,852 for the above-referenced time periods. The primary increases were check card income in the amount of $5,921 and 2003 write-downs on other real estate property in excess of 2004 write-downs in the amount of $20,812, offset by Enterprise Zone tax credits, state unemployment tax credits, and utility credits as detailed above.

Noninterest Expense

Total noninterest expense was $2,854,634 and $2,284,148 for the nine months ended September 30, 2004 and 2003, an increase of $570,486 or 24.98%. Salaries and employee benefits for the nine months ended September 30, 2004 and 2003 were $1,277,122 and $918,707, respectively, an increase of $358,415 or 39.01%. This increase is due to the additional costs of personnel to support the growth of the banks, including the additional branch at Franklin Bank. The second branch of Franklin Bank opened at Westlake Towne Center on April 9, 2004. The 2003 expense includes a non-recurring severance payment of $223,136. Occupancy and equipment expense was $571,069 and $355,863 for the nine month periods ended September 30, 2004 and 2003, an increase of $215,206 or 60.47%. This increase is primarily due to increased rent, increased depreciation expense on leasehold improvements, furniture and fixtures, and software, and increased utility costs on the new Franklin Bank facility located in Rocky Mount and the new Franklin Bank branch opening at Westlake Center. Professional fees were $185,881 and $195,346, a decrease of $9,465 or 4.85%. Advertising and promotion expense increased slightly by 5.47% to $91,140 for the first nine months of 2004 as compared to the same period in 2003. Outside processing costs were $236,932 and $165,976, an increase of $70,956 or 42.75%. This increase was primarily due to the outsourcing of technology and an increase in data processing costs due to the implementation of the debit card, internet banking and increased volume activity. Other expenses increased by $153,785 to a total of $492,490 or 45.40%. This increase is primarily due to increases in supplies, telephone expense, postage, franchise tax accruals, regulatory fees, filing and recording fees, referrals, and various other expenses. Noninterest expense is expected to increase in future periods due to direct growth and expansion.

Noninterest expense for the quarters ended September 30, 2004 and 2003 was $1,033,080 and $775,385, an increase of $257,695 or 33.23%. As previously mentioned, the 2003 quarterly expense includes increased expenses associated with the new Rocky Mount branch facility for Franklin Bank. The 2004 quarterly expense includes expenses associated with the opening of the new branch for Franklin Bank at Westlake Center. Salaries and employee benefits were $477,150 and $321,947 for the quarters ended September 30, 2004 and 2003, respectively, an increase of $155,203 or 48.21%. Occupancy and equipment expense was $221,625 and $147,855, an increase of $73,770, or 49.89%, respectively for the third quarter of 2004 as compared to 2003. Professional fees decreased moderately, while advertising expenses and outside processing expenses increased moderately for the third quarter of 2004 as compared to 2003. Other expenses increased by $28,775 or 22.59% to a 2004 third quarter total of $156,175 as compared to 2003.

Income Taxes

BankShares is subject to both federal and state income taxes. The subsidiary banks are not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. Management does not believe that the subsidiary banks will be profitable, in most cases, until at least the third full year of operations for each. Because of this and the start up costs associated with the banks, a substantial net loss may accumulate before becoming profitable. Under current Federal tax laws, these net operating losses will be available to offset future taxable profits. A net operating loss may be carried forward for a period of up to 20 years to offset taxable income in those years. This could reduce taxes in the initial years of profitability. If the banks should not become profitable, then it is unlikely that these tax benefits will be realized; therefore, no tax benefit or provision has been recorded for the nine-month period ended September 30, 2004 and 2003. Smith River Bank has been profitable twenty-two of the preceding twenty-five months ended September 30, 2004.

MAINSTREET BANKSHARES, INC.

September 30, 2004

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, corporate debt securities, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at September 30, 2004 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

Loan Portfolio

BankShares has a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. The loan portfolio was as follows:

	September 30, 2004		December 31, 2003
Commercial	$73,460,605	57.64%	$53,301,678	63.61%
Residential real estate	24,914,404	19.55	15,690,070	18.72
Consumer	29,066,251	22.81	14,810,095	17.67

Total	$127,441,260	100.00%	$83,801,843	100.00%

Gross loans increased $43,639,417, or 52.07%, at September 30, 2004 compared to December 31, 2003. The mix of the type of loans stayed comparable for the two periods. At September 30, 2004 and December 31, 2003, the loan loss reserve was $1,516,713 and $1,051,377, respectively, or 1.19% and 1.25% of loans, net of unearned income. Net charge-offs of $724,164 and $9,865 for the first nine months of 2004 and 2003 equated to .90% and .02%, respectively of average loans outstanding, net of unearned income and deferred fees. There were no loans past due 90 days or more at September 30, 2004. Nonaccrual loans at September 30, 2004 were $16,363, of which the majority was one relationship. These nonaccrual loans are also considered to be impaired. There was no other real estate owned at September 30, 2004. At December 31, 2003, there were no loans past due 90 days and there was one nonaccrual loan in the amount of $3,824. Please see the discussion of one large nonaccrual loan provided under “Provision for Loan Losses” above.

MAINSTREET BANKSHARES, INC.

September 30, 2004

The largest category of loans continues to be in the commercial area. Although the commercial portfolio is diversified, there are three concentrations at September 30, 2004. The areas of concentrations are in loans for real estate with an outstanding balance of $14,373,975; loans for construction of buildings with an outstanding balance of $7,615,552; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $5,243,808.

Deposits

Total deposits at September 30, 2004 and December 31, 2003 were $141,799,352 and $93,807,204, respectively. The deposit mix was as follows:

	September 30, 2004		December 31, 2003
Demand	$18,441,129	13.00%	$11,536,829	12.30%
Interest checking	6,475,812	4.57	3,636,399	3.88
Money markets	13,696,298	9.66	14,364,732	15.31
Savings	23,053,588	16.26	13,328,430	14.21
Certificates of deposit $100,000 and over	30,715,973	21.66	21,220,790	22.62
Other time deposits	49,416,552	34.85	29,720,024	31.68

Total	$141,799,352	100.00%	$93,807,204	100.00%

Total deposits increased $47,992,148, or 51.16%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market, especially when the Banks first opened, to attract depositors. The overall cost of interest bearing deposits was 2.25% and 2.52%, respectively at September 30, 2004 and December 31, 2003. This decline is reflective of the drop in the short term federal funds rate in June 2003.

Shareholders’ Equity

Total shareholders equity was $10,749,161 and $10,220,463 at September 30, 2004 and December 31, 2003, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. Proceeds of $743,841 from the sale of common stock in the private placement offering commenced on September 20, 2004 were collected and added to shareholders equity in the third quarter of 2004.

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

MAINSTREET BANKSHARES, INC.

September 30, 2004

The following are the capital ratios at:

	September 30, 2004	December 31, 2003
Tier I Leverage Ratio (Actual)	6.97%	9.69%
Tier I Leverage Ratio (Quarterly Ave.)	7.25	10.31
Tier I Risk-Based Capital Ratio	8.48	11.72
Tier II Risk-Based Capital Ratio	9.68	12.95

The substantial and unexpected growth of loans at Franklin Bank, combined with increased loan provisions in the amount of $555,000 to cover commercial loan charge-offs during the second quarter, has resulted in the fall of BankShares’ Tier II Risk-Based capital ratio below the minimum for a well capitalized institution as of September 30, 2004. In addition, the Tier II Risk-Based capital ratio at Franklin Bank and the Tier II Risk-Based capital ratio at Smith River Bank, as of September 30, 2004, are below the minimum for a well capitalized bank. The actual Tier I leverage ratio for Franklin Bank falls below the well capitalized ratio of 8% for a de novo bank as of September 30, 2004. As a result, BankShares has developed and begun implementation of a plan to restore consolidated capital, as well as Smith River and Franklin Bank’s capital back to the well-capitalized level. Part of the plan includes the private placement offering currently being conducted which, if successful, will retain the capital ratios of BankShares, Smith River and Franklin Bank at or above the adequately capitalized level for the remainder of 2004, but will not restore Franklin Bank’s leverage ratio to the well-capitalized level required for a de novo bank. Until the plan is successfully implemented, the growth of Franklin Bank may have to be curtailed to prevent further erosion in the bank’s and BankShares’ respective capital positions. If the plan is not successful, there could be regulatory restrictions on growth and this will adversely affect BankShares’ earnings. In addition, Federal Deposit Insurance Corporation premiums may increase as a result of Franklin Bank and Smith River Bank’s Tier II Risk-Based capital ratio falling below the minimum requirements for a well-capitalized institution.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. BankShares’ liquidity is provided by cash and due from banks, federal funds sold, securities available-for-sale, and loan repayments. BankShares also has in place certain overnight funding lines and long-term funding lines. BankShares’ ratio of liquid assets to total liabilities at September 30, 2004 and December 31, 2003 was 13.14% and 13.80%, respectively.

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

In order to preserve capital to facilitate growth and expansion, we do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. Also, at present, the only source of funds from which we could pay cash dividends would be dividends paid to BankShares by Smith River and Franklin Bank. Both Smith River and Franklin Bank similarly do not anticipate paying cash dividends to BankShares in the near future in order to preserve their capital to facilitate growth and expansion of business and to provide a sufficient capital base for their banking activities. Payments of cash dividends by the Banks are also limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval. Regulatory restrictions on the Banks ability to pay dividends may adversely impact BankShares’ ability to pay dividends to its shareholders.

MAINSTREET BANKSHARES, INC.

September 30, 2004

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

Item 3. Controls and Procedures

MainStreet’s principal executive officer and principal financial officer have reviewed MainStreet’s disclosure controls and procedures (as defined in 204.13a-15(e) and 240.15d-15(e)) as of the end of the quarter for which this quarterly report is filed and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective. There have been no changes in MainStreet’s disclosure controls and procedures since the last evaluation date. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our last evaluation.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MainStreet BankShares, Inc. has executed a Private Placement Memorandum (“PPM”) which offers unregistered common stock under Rule 506 of the Securities and Exchange Commission. Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, allows the sale of stock without registration based on the fact that the shares will be sold only to purchasers who are “accredited investors” within the meaning of Regulation D and to not more that 35 other investors who (along with any purchased representative), the Company believes, have such knowledge and experience in financial and business matters that her or she is capable of evaluating the risks and merits of the investment.

MainStreet’s target is to sell 183,334 shares of its common stock, although more or fewer shares may be sold as compared to the target. The shares are being offered at a price of $9.00 per share with a minimum purchase price of $25,000. The expiration date of the offering is October 31, 2004. As of September 30, 2004 there were 82,649 shares of common stock sold at a price of $9.00 per share, or a total of $743,841. No brokerage or underwriting commissions are payable in this PPM.

The additional capital raised by this offering will be used principally to support the substantial existing and projected loan growth at the Franklin Bank subsidiary through the end of 2004, by maintaining all regulatory capital ratios at the adequately capitalized level.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See index to exhibits.

(b) Reports on Form 8-K

Form 8-K filed September 30, 2004 reporting the commencement of a private placement offering of unregistered common stock to accredited investors and up to 35 non-accredited investors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2004	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: October 29, 2004	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1*	Warrant Plan and Certificates as adopted July 27, 1999, amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Form 8-K filed January 3, 2001, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

10.1	Employment agreement between MainStreet BankShares, Inc. and Executive Vice President, Brenda H. Smith dated October 1, 2002 filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

10.2	Employment agreement between MainStreet BankShares, Inc. and Senior Vice President and Senior Lender of Smith River Community Bank, N.A., Ronald D. Haley, dated March 11, 2004 filed with the Corporation’s Quarterly Form 10-QSB on May 7, 2004 and herein incorporated by reference.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC Section 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)