Form 10KSB
period 2004-12-31
MAINSTREET BANKSHARES INC
filed 2005-03-21
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year $5,106,452

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $13,955,832 based on $11.00 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,573,569 shares outstanding as of February 28, 2005.

Documents incorporated by reference. Portions of the Corporation’s 2005 Proxy Statement have been incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

MainStreet BankShares, Inc.

Form 10-KSB

PART I

Item 1. Description of Business

General

MainStreet BankShares, Inc., (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. MainStreet was primarily formed to serve as a bank holding company. MainStreet has had two registered stock offerings raising a total of $14,029,501 since its inception. MainStreet has two wholly owned subsidiaries, Smith River Community Bank, N.A. (“Smith River Bank”) and Franklin Community Bank, N.A. (“Franklin Bank”). On January 28, 2004, Smith River Bank acquired a non-controlling 40% interest in MainStreet Title Agency, LLC, a Virginia limited liability company (“MTA”). MTA is a Virginia licensed agent for the sale of title insurance. It does business only in Virginia.

MainStreet is authorized to engage in any lawful activity for a bank holding company. The holding company structure provides greater flexibility than a bank standing alone has to expand and diversify business activities through newly formed subsidiaries or through acquisitions. MainStreet’s business is conducted through the two subsidiary banks and its indirect interest in MTA.

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

On January 13, 2005, MainStreet, Smith River Bank, and Argentum Capital Management, LLC, (“Argentum”), entered into an Agreement pursuant to which MainStreet will sell, and Argentum or investors retained by Argentum for this purpose, will purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction is expected to close on or before March 20, 2005, but may be terminated earlier by either MainStreet or Argentum under certain circumstances, including by MainStreet if Argentum fails to raise sufficient outside investment by March 7, 2005. Consummation of the transaction is subject to a number of conditions, including the completion of the parties’ due diligence and prior required regulatory approvals, if any. The parties already have completed substantial due diligence and believe that no prior regulatory approvals are required. As part of the transaction, MainStreet will agree to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans presently is $731,300. Also as part of the transaction, Smith River Bank will agree to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000.

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve and whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has a branch located at 12930 Booker T. Washington Highway, Hardy, Virginia.

Competition

Our banks experience competition in attracting and retaining business and personal checking and savings accounts, and making commercial, consumer, and real estate loans and providing other services in their primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Our banks have been able to take advantage of the consolidation in the banking industry in their market area by providing personalized banking services that are desirable to large segments of customers which will enable the bank to compete satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on the markets. We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services. As discussed, we have entered into an agreement to divest Smith River Bank. If this transaction closes as presently anticipated, Smith River Bank will be under different ownership which may affect the way it does business.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned subsidiaries as of December 31, 2004 was 59. Of these employees, Smith River Bank employed 23 full-time equivalent persons. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Selected Statistical Information of MainStreet BankShares, Inc.

The following statistical information is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned	$65,754,464	$3,915,011	5.95%	$24,237,869	$1,323,361	5.46%
Securities available-for-sale	2,891,174	95,996	3.32	1,013,418	27,505	2.71
Restricted equity securities	258,947	12,800	4.94	175,813	10,270	5.84
Interest-bearing deposits in banks	206,613	2,699	1.31	1,169,160	16,911	1.45
Federal funds sold	5,348,167	75,983	1.42	4,119,225	43,014	1.04

Total Interest Earning Assets	74,459,365	4,102,489	5.51%	30,715,485	1,421,061	4.63%
Cash and due from banks	1,742,032			935,899
Other assets	1,008,555			449,454
Allowance for loan losses	(788,128)			(300,044)
Assets held for sale	58,839,936			49,903,907

Total Assets	$135,261,760			$81,704,701

Interest checking deposits	$3,522,204	$54,857	1.56%	$2,054,833	$36,456	1.77%
Money market deposits	10,964,014	207,025	1.89	6,910,095	138,147	2.00
Savings deposits	14,520,815	287,211	1.98	2,670,645	51,002	1.91
Time deposits $100,000 and over	11,577,522	309,707	2.68	3,594,676	89,671	2.49
Other time deposits	21,463,349	565,907	2.64	7,072,083	183,493	2.59
Federal funds purchased	258,664	3,190	1.23	203	4	1.97

Total interest-bearing liabilities	62,306,568	1,427,897	2.29%	22,302,535	498,773	2.24%
Demand deposits	7,678,001			3,275,086
Other liabilities	317,750			105,156
Liabilities held for sale	54,453,763			45,418,497

Total Liabilities	124,756,082			71,101,274
Shareholders’ Equity	10,505,678			10,603,427

Total Liabilities and Shareholders’ Equity	$135,261,760			$81,704,701

Net Interest Earnings		$2,674,592	3.22%		$922,288	2.39%

Net Yield on Interest Earning Assets			3.59%			3.00%

Loan fees, net of costs, are included in total interest income. The average balance of nonaccrual assets is included in the calculation of asset yields.

The following table sets forth for the period indicated a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2004 Compared to 2003 Increase (Decrease) Due to Change In			2003 Compared to 2002 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned	$2,461,598	$130,052	$2,591,650	$1,243,138	$9,978	$1,253,116
Securities available-for-sale	61,123	7,368	68,491	23,252	2,749	26,001
Restricted equity securities	4,293	(1,763)	2,530	7,346	(95)	7,251
Interest-bearing deposits in banks	(12,716)	(1,496)	(14,212)	59,615	(95,427)	(35,812)
Federal funds sold	14,928	18,041	32,969	25,586	(7,651)	17,935

Total Interest Income	$2,529,226	$152,202	$2,681,428	$1,358,937	$(90,446)	$1,268,491
Interest Expense:
Interest checking deposits	$23,318	$(4,917)	$18,401	$33,035	$(1,986)	$31,049
Money market deposits	76,936	(8,058)	68,878	132,235	(2,068)	130,167
Savings deposits	234,323	1,886	236,209	50,520	151	50,671
Certificates of deposit $100,000 and over	213,092	6,944	220,036	78,044	(3,100)	74,944
Other time deposits	379,395	3,019	382,414	167,558	(3,512)	164,046
Federal funds purchased	3,188	(2)	3,186	4	—	4
Short-term borrowings	—	—	—	(10,040)	—	(10,040)

Total Interest Expense	$930,252	$(1,128)	$929,124	$451,356	$(10,515)	$440,841

Net Interest Income	$1,598,974	$153,330	$1,752,304	$907,581	$(79,931)	$827,650

INVESTMENT PORTFOLIO

All securities at December 31, 2004 and December 31, 2003 were classified as available-for-sale. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale appear in Part II, Item 7, Note 2 of this report.

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 7, Note 2 of this report.

The following table shows the maturities of securities available-for-sale as of December 31, 2004 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 - 10 Years		Due After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government agencies	$1,000,000	2.22%	$2,304,813	3.49%	$—	—%	$—	—%	$3,304,813
Corporate securities	—	—	310,806	6.50	—	—	—	—	310,806

Total	$1,000,000		$2,615,619		$—		$—		$3,615,619

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type:

	December 2004	December 2003	December 2002
Commercial, financial and agricultural	$45,157,571	$24,593,797	$7,541,252
Real estate-mortgage	20,598,689	6,800,214	734,863
Consumer	24,014,637	10,112,506	1,746,488

Gross Loans	89,770,897	41,506,517	10,022,603
Unearned income and deferred fees	180,898	77,850	29,627

Loans, net of unearned income and deferred fees	89,951,795	41,584,367	10,052,230
Less: Allowance for loan losses	(1,123,214)	(540,601)	(130,700)

Loans, net of unearned income	$88,828,581	$41,043,766	$9,921,530

Virtually all of MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including furniture, pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2004. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $11,009,692; loans for construction of buildings with an outstanding balance of $10,507,422; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $4,850,326. At December 31, 2003 there were two areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $7,836,471 and loans for construction of buildings with an outstanding balance of $3,517,369.

MainStreet has established policies related to the credit process and for collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of cash flow, collateral, and the evaluation of the creditworthiness of the individual borrower or project based on pertinent financial information and the amount to be financed, and the borrower’s repayment ability based on their cash flow stream.

The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2004 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$17,433,172	$22,350,323	$5,374,076	$45,157,571
Interest rates are floating or adjustable	14,989,032	7,016,877	2,925,947	24,931,856
Interest rates are fixed or predetermined	2,444,140	15,333,446	2,448,129	20,225,715

It is MainStreet’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. There were no loans on nonaccrual at December 31, 2004 and December 31, 2003, respectively. There were no loans past due 90 days or more at December 31, 2004 or December 31, 2003. Net charge-offs of average loans, net of unearned, for 2004 and 2003 were .57% and .00%, respectively.

At December 31, 2004 and 2003, respectively, MainStreet had no other real estate, which is property acquired through foreclosure. Other real estate is carried at its fair market value.

Summary of Loan Loss Experience

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2004	December 31, 2003	December 31, 2002
Average amount of loans, net of unearned, outstanding during the year	$65,754,464	$24,237,869	$1,323,361
Balance of allowance for loan losses at beginning of year	540,601	130,700	—
Loans charged off:
Commercial, financial and agricultural	361,093	—	—
Real estate-mortgage	—	—	—
Consumer	13,194	—	—

Total loans charged off:	374,287	—	—

Recoveries of loans previously charged off:
Commercial, financial and agricultural	—	—	—
Real estate - mortgage	—	—	—
Consumer	—	—	—

Total recoveries:	—	—	—

Net loans charged off:	374,287	—	—
Additions to the allowance for loan losses	956,900	409,901	130,700

Balance of allowance for loan losses at end of year	$1,123,214	$540,601	$130,700

In analyzing the adequacy of the allowance for loan losses, management reviewed risk ratings of loans, past due reports and nonaccrual loans. Management has also reviewed the allowance in comparison to experience-to-date along with regulatory and peer comparisons. MainStreet has also taken into consideration concentrations of credit along with the economy of the area. The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2004		December 2003		December 2002
Commercial, financial and agricultural	$504,241	50.30%	$219,562	59.25%	$40,501	75.24%
Real estate – mortgage	143,799	22.95	49,994	16.38	5,796	7.33
Consumer	160,803	26.75	74,144	24.37	71,493	17.43
Specific reserve	—	—	—	—	—	—
Unallocated	314,371	—	196,901	—	12,910	—

Total	$1,123,214	100.00%	$540,601	100.00%	$130,700	100.00%

DEPOSITS

Total deposits at December 31, 2004 and 2003 were $90,438,450 and $44,580,029, respectively. See Management’s Discussion and Analysis for the major classifications of deposits along with their percentage to total deposits. The average amount and rate of these deposits can be found in Part I, Item 1, in the distribution of Assets, Liabilities, and Shareholders Equity: Interest Rate and Interest Differentials table found on page 3 of this document. The maturities of time deposits $100,000 and over and other time deposits are presented in Part II, Item 7, Note 6.

RETURN ON EQUITY AND ASSETS

Certain ratios for equity and assets as of December 31, 2004 and December 31, 2003 are presented as follows:

	December 31, 2004	December 31, 2003
Return on average shareholders’ equity	7.38%	(5.77)%
Return on average assets	.57	(.75)
Dividend payout ratio	—	—
Average shareholders’ equity to average assets	7.77	12.98

Item 2. Description of Property

At December 31, 2004 the Corporation had one lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office lease, which commenced on August 1, 2002, was for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. On January 28, 2004, MainStreet signed a new lease for the executive offices and operations area for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This new lease, which commenced May 1, 2004, will expire April 30, 2009 and replaced the prior lease. The lease does not have a renewal option. MainStreet believes its leased headquarters and operations facilities are adequate for their present use.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A branch of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Management deems these leases to be made at comparable market values. Both the main office and the branch have a drive-up ATM.

Neither MainStreet nor the banks own any real property.

At December 31, 2004, Smith River Bank had a lease for its main office in Martinsville, Virginia. This lease commenced on August 1, 2002, covering nearly 2,486 square feet and is located at 730 East Church Street and Booker Road in Martinsville, Virginia. On January 7, 2004, the main office lease was amended to allow for expansion of the building adding approximately 1,500 square feet. The expansion was completed in the second quarter 2004. The amended lease expires March 31, 2014. The lease does not have a renewal option. The main office has a walk-up ATM.

Smith River Bank also leases a 3,400 square foot branch facility located at 380 Riverside Drive, in Bassett, Virginia. The lease commenced on December 2, 2003 and will terminate December 1, 2006. The second branch of Smith River Bank opened on August 6, 2001 at 105 Dobyns Road in Stuart, Virginia. A modular facility was purchased for the branch, but the property is being leased for a 10-year period which began August 1, 2001 with options to extend. Both branches have drive-up ATMs.

MainStreet believes its banking facilities are well located to serve their intended banking markets and are attractively furnished and well equipped for banking purposes.

Item 3. Legal Proceedings

MainStreet currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4. Submission of Matters To A Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,573,569 shares of its common stock outstanding at January 31, 2005. In addition, the initial organizers of MainStreet received 87,500 warrants in connection with the initial public offering. Each warrant provides the holder with the right to buy one share of stock at a price of $10.00 per share. As of December 31, 2004, 75,833 warrants are vested and unexercised and 11,667 warrants have been forfeited and can no longer be exercised. In addition, MainStreet has issued options to present and former employees to purchase 60,000 shares of common stock at a price equal to the fair market value of MainStreet’s common stock as of the date of grant. As of December 31, 2004, 60,000 options had fully vested and none had been exercised.

The shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-qualified Stock Options and Incentive Stock Option to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan will remain in effect, subject to the right of the Board to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum number of shares that may be issued under the Plan may not exceed 137,000. At December 31, 2004, no awards had been granted under this Plan.

On September 20, 2004, MainStreet BankShares, Inc. commenced a private placement offering of its common stock to accredited and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Act of 1933. The offering was for a target issuance of 183,334 shares of common stock. The offering was set to terminate on October 31, 2004, but the Board of Directors of BankShares extended the offering to January 31, 2005. The offering terminated on January 31, 2005 and there were 200,789 shares of common stock sold at a price of $9.00 per share in the private placement for a total of $1,807,101. No underwriters were involved in the offering. The proceeds from the offering were used to enhance the capital of MainStreet and the banks to support growth, largely at Franklin Bank, and for working capital.

In connection with the offering of MainStreet’s common stock to capitalize Franklin Bank in 2002, TCF Financial Corporation (“TCF”) purchased 135,945 shares of MainStreet’s common stock or 9.99%. This purchase equates to 8.64% of common stock outstanding at February 28, 2005, excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 East Lake Street, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. TCF has banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

MainStreet does not anticipate that its common stock will be traded actively for some time. At some point in the future, it may investigate trading on the over-the-counter market or on an established exchange. Before it can do that it will have to find licensed investment banking firms willing to make a market in the stock. There is no trading market in the common stock; therefore, the company has no information related to high/low bids of the common stock.

There are approximately 1,862 shareholders of common stock as of December 31, 2004.

In order to preserve capital to facilitate growth and expansion, MainStreet does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to MainStreet by Franklin Bank or Smith River Bank. MainStreet presently contemplates that it will divest all of its interest in Smith River Bank to Argentum or assigns during the first quarter of 2005. Franklin Bank does not anticipate paying any dividends to MainStreet in the foreseeable future because of the need to facilitate growth and expansion. Franklin Bank is also limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval.

The information required on the description of equity compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans Approved by security holders	30,000	$10.00	137,000
Equity compensation plans Not approved by security holders	30,000	10.50	—

Total	60,000	$10.25	137,000

Refer to Part II, Item 7, Note 12 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6. Management’s Discussion and Analysis

The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of MainStreet BankShares, Inc. on a consolidated basis. This discussion and analysis should be read in conjunction with BankShares’ consolidated financial statements and related notes included in Item 7 of this report on Form 10-KSB.

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

General

MainStreet was incorporated on January 14, 1999 in Virginia as First Community National BanCorp., Inc. On July 8, 1999, MainStreet changed its name to Smith River Bankshares, Inc. On March 6, 2001, MainStreet changed its name to MainStreet BankShares, Inc. MainStreet was formed for the primary reason of becoming a bank holding company. Upon the formation of Smith River Bank, MainStreet bought all the stock of Smith River Bank from the proceeds of the initial public offering. Smith River Bank opened for business on July 24, 2000. MainStreet organized and capitalized Franklin Bank from the proceeds of a secondary public offering of its common stock which was completed on December 31, 2002. Franklin Bank opened for business on September 16, 2002. MainStreet downstreamed 3,810 shares of its common stock (value $40,005) to its subsidiary bank, Smith River Bank, which the bank, in turn, used as consideration to acquire a 40% ownership interest in MainStreet Title Agency, LLC, (“MSTA”), from its sole owner on January 28, 2004.

Due to the significant loan growth at Franklin Bank and provisions to the allowance for loan losses in June 2004, principally as the result of a larger problem credit relationship, certain capital ratios fell below the regulatory well-capitalized level for financial institutions. Therefore, MainStreet implemented a two-part capital restoration plan. On September 20, 2004, MainStreet commenced a private placement offering of its common stock to accredited investors and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Act of 1934. The offering was for a target issuance of 183,334 shares of common stock. As of December 31, 2004, there were 156,038 shares of common stock sold at a price of $9.00 per share in the private placement for a total of $1,404,342. Offering costs in the amount of $77,941 had been netted against the proceeds of the sale. The offering terminated on January 31, 2005 with a total sale of common stock of $1,807,101, or 200,789 shares. There were no brokerage or underwriting commissions payable in the private placement. The additional capital raised by this offering will be used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level.

On January 13, 2005, MainStreet, Smith River Bank and Argentum entered into an Agreement pursuant to which MainStreet will sell, and Argentum, or investors obtained by Argentum for this purpose, will purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. Argentum is a limited liability company engaged in investment banking and headquartered in Durham, North Carolina. The transaction is expected to close on or before March 20, 2005, but may be terminated earlier by either party under certain circumstances, including by MainStreet if Argentum fails to raise sufficient outside investment by March 7, 2005. Consummation of the transaction is subject to a number of conditions, including the completion of the parties’ due diligence and prior required regulatory approvals, if any. The parties have completed substantial due diligence and believe that no prior regulatory approvals are required, but there is no assurance that Argentum will be able to find sufficient outside investors and consummate the transaction. As part of the transaction, MainStreet will agree to acquire specified loans from Smith River Bank. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans presently is $731,300. Also as part of the transaction, Smith River Bank will agree to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. Upon the successful completion of the transaction MainStreet will downstream a portion of the proceeds to Franklin Bank. MainStreet and Franklin Bank will be well-capitalized upon consummation. If this transaction should not be successful, it is anticipated that MainStreet would implement an additional private placement offering to obtain the capital needed to restore all capital levels to the well-capitalized level; but we cannot be certain that such an offering will be successful. If it is not, it is likely that the banking regulators will require MainStreet to limit, or stop completely, growth at Smith River Bank and Franklin Bank and implement alternative efforts to obtain the regulatory well capitalized level of capital adequacy including reducing the assets supported by the capital. Due to this pending transaction, the assets and liabilities of Smith River Bank are shown as held for sale in the consolidated balance sheet. The income (loss) of Smith River Bank is shown as income (loss) from discontinuing operations in the consolidated income statement.

Critical Accounting Policies

MainStreet’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors, peer comparisons, regulatory factors and the trend in the economy as factors in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. The regulatory analysis is generally utilized to allocate the reserve to each of the different loan categories. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. The remainder of the allowance is then unallocated. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at December 31, 2004 and 2003 were $158,342,609 and $105,580,035, respectively, an increase of $52,762,574, or 49.97%. Of this amount, assets from continuing operations were $98,860,491 and $50,633,515 at December 31, 2004 and 2003, respectively, an increase of $48,226,976, or 95.25%. As can be seen, the majority of the growth in assets from year-to-year was attributable to continuing operations. Total shareholders’ equity at December 31, 2004 and 2003 was $12,283,579 and $10,220,463, respectively.

MainStreet’s net income (loss) for the twelve months ending December 31, 2004 and 2003 was $775,198 and $(611,772), respectively. This equates to an increase of $1,386,970 over the 2003 year-to-date loss. The 2004 income includes a change in the valuation reserve of the deferred tax asset which added $477,359 to net income as an income tax benefit. Income from continuing operations in 2004 was $579,063 which included the change in the valuation reserve of the deferred tax asset. The 2003 net loss included a nonrecurring expense of $223,136 in severance payments. If this one-time payout had not occurred, the net loss for 2003 would have been $(388,636), which translates into a positive variance over 2002 of $425,255, or 52.25%.

Franklin Bank opened on September 16, 2002 and ended December 31, 2004 with $98.3 million in total assets. Franklin Bank operates in a vibrant market which has a strong economy that provides a distinct advantage to MainStreet. Franklin Bank showed net income for calendar year 2004 in the amount of $531,959. In June 2004 Franklin experienced a commercial loan charge-off in the amount of $334,500, which was a participation loan from Smith River Bank. Franklin was not expected to reach profitability until the third complete year of operations. Franklin’s net interest margin was 3.60% and 3.07% for the twelve-month periods ended December 31, 2004 and 2003, respectively. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates, combined with controlled interest rates on deposit accounts. The Federal Reserve raised short-term interest rates five times in 2004 ending the year at 2.25% which correspondingly ended the prime rate at 5.25%. Young financial institutions such as Franklin Bank must price new loans competitively and consequently do not have older, higher yielding loans in their portfolio and competition is fierce in their market. Therefore, these things do compress the net interest margin somewhat. Growth has been substantial for Franklin Bank which has also precipitated the need for additional capital as mentioned previously. It is currently anticipated that Franklin’s growth will continue in 2005.

Smith River Bank ended the year with $59.5 million in total assets. Smith River Bank has been profitable for 25 out of the last 28 months, earning $196,135 for calendar year 2004. In June 2004 and December 2003, Smith River Bank experienced commercial loan charge-offs totaling $311,500 and $144,757, respectively. It is anticipated that Smith River Bank will continue to be profitable in 2005. Smith River’s net interest margin was 3.67% and 3.30% for the twelve-month periods ended December 31, 2004 and 2003, respectively. The increase in net interest margin is due to a modest increase in interest income, contributed by an increase in rates, combined with controlled interest rates on deposit accounts.

Results of Operation

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured as the net interest margin. MainStreet’s principal source of income is from the net interest margin. The distribution of assets, liabilities, and equity along with the related interest income and interest expense is presented on page 3 of this document. The change in interest income and interest expense attributable to rate and/or volume can be found on page 4 of this Form 10-KSB.

For 2004, net interest income totaled $2.7 million compared to $.9 million for 2003. The total average interest-earning assets were $74.5 million and $30.7 million for the years ending December 31, 2004 and 2003, respectively, an increase of $43.8 million, or 142.67%. The total average interest-bearing liabilities were $62.3 million and $22.3 million for the years ending December 31, 2004 and 2003, respectively, an increase of $40.0 million or 179.37%. Volumes have continued to increase from year to year. The general level of interest rates remained low during 2003, but increased during 2004. During 2004, the

Federal Reserve raised short-term interest rates five times, a total increase of 1.25%, and ended the year at a rate of 2.25%. Increased interest rates, coupled with controlled interest rates on deposits, contributed significantly to the increase in the net interest margin during 2004. The net interest margin for MainStreet at December 31, 2004 and 2003 was 3.59% and 3.00%, respectively, an increase of 59 basis points. Interest rate declines, coupled with the need to price loans and deposits competitively in the market, compressed the net interest margin in 2001, 2002, and throughout 2003. The Federal Reserve cut short-term interest rates eleven different times during 2001, a total of 4.75%, in response to a weakening economy. The Federal Reserve again lowered the federal funds rate 50 basis points in the fourth quarter of 2002 to 1.25% and again in the second quarter of 2003 by 25 basis points to 1.00%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense.

For the year-to-date periods ending December 31, 2004 and 2003, the provision for loan losses was $956,900 and $409,901, respectively. During the second quarter of 2004 MainStreet recorded a total of $230,000 in loan provisions to cover $334,500 in commercial loan charge-offs, almost all of which was a participation loan at Franklin Bank from Smith River Bank. Strong period over period loan growth at Franklin Bank also contributed to the increase in the loan provision during 2004. The allowance for loan losses, or the reserve, was $1,123,214 and $540,601 at December 31, 2004 and 2003, respectively. This allowance equated to 1.25% and 1.30% of loans, net of unearned income at December 31, 2004 and 2003, respectively. Net charge-offs were $374,287 and $0.00 for 2004 and 2003, respectively, or .57% and .00%, respectively, of average loans, net of unearned income. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. A summary of the loan loss experience and an allocation of the allowance can be found on page 6 of this Form 10-KSB.

Noninterest Income

Noninterest income for the years ending December 31, 2004 and December 31, 2003 was $1,003,963 and $1,069,244, respectively, a decrease of $65,281, or 6.11%. Mortgage brokerage income decreased $65,749 due to a slight softening in the market and the increase in rates. Our banks partnered with three different organizations in which the banks originate mortgage loans, which for the most part, then close in the companies’ names. The banks receive fee income from the transactions. Other fee income and miscellaneous income was $642,107 for 2004 and $724,297 for 2003, a decline of $82,190. Fees paid to MainStreet from Smith River Bank for servicing included in this category declined $107,276 in 2004 compared to 2003. Offsetting this decline were increases in credit life insurance commissions, ATM income, debit card income and safe deposit box rental income. Service charges on deposit accounts were $122,416 in 2004 compared to $39,758 in 2003, an increase of $82,658, primarily due to increases in business accounts and NSF charges. Contributing to these increases in service charges was the addition of a second branch, Westlake Branch, of Franklin Bank. This branch opened on April 9, 2004.

Because of the compressed net interest margin during 2001 thru 2004, noninterest income has assumed greater significance to MainStreet. The mortgage brokerage income has provided a good base for noninterest income, although dependent on the continued health of the real estate market. Franklin Bank implemented a free checking product during 2004 which has brought additional business into the bank with opportunities for cross-selling.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2004 and December 31, 2003 was $2,619,951 and $2,065,849,

respectively, an increase of $554,102, or 26.82%. The 2004 results contain nine months of operations of the new Westlake branch of Franklin Bank, which opened on April 9, 2004. The 2003 noninterest expense included a one-time severance payment of $223,136. Excluding this severance payment, noninterest expense increased $777,238 in 2004 over 2003 levels.

The following chart shows the remainder of noninterest expenses by category for the years ending December 31, 2004 and 2003, the dollar change and the percentage change.

Expense	12-31-04	12-31-03	Dollar Change	Percentage Change
Salaries and employee benefits	$1,291,072	$866,043	$425,029	49.08%
Occupancy and equipment	451,310	191,046	260,264	136.23
Professional fees	202,592	210,889	(8,297)	(3.93)
Advertising and promotion	67,810	50,878	16,932	33.28
Outside processing	194,303	125,021	69,282	55.42
Franchise tax	61,005	43,404	17,601	40.55
Other expenses	351,859	355,432	(3,573)	(1.01)

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits followed by occupancy and equipment costs. MainStreet employees are its most valuable resource and asset. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. As previously mentioned, the increase in noninterest expense is attributable to the opening of the Westlake branch of Franklin Bank on April 9, 2004 and direct growth and expansion.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank and Smith River Bank, however, are subject to federal income taxes but not state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded a tax benefit of $477,359 and $0.00 for the year-ended December 31, 2004 and December 31, 2003, respectively. A net loss had accumulated before BankShares had become profitable and a 100% allowance had been allocated against that tax deferred asset. Due to the recording of the tax deferred asset in 2004, a tax benefit was recorded.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To fulfill pledging collateral requirements.

3)	To help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. Agencies, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and corporate securities. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2004 and December 31, 2003 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Footnote #2 in this Form 10-KSB for a breakdown of the investment portfolio, repricing data, and pledge information.

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2004 and 2003 the breakdown of gross loans in the loan portfolio was as follows:

	2004		2003
Commercial	$45,157,571	50.30%	$24,593,797	59.25%
Residential real estate	20,598,689	22.95	6,800,214	16.38
Consumer	24,014,637	26.75	10,112,506	24.37

Total	$89,770,897	100.00%	$41,506,517	100.00%

As can be seen by the loan portfolio dollars, MainStreet experienced substantial loan growth in 2004 compared to 2003 with an increase of $48,264,380, or 116.28%. Although continued loan growth for Franklin Bank is expected, it is unlikely that this level of loan growth will continue. Commercial loans continue to be the primary source of lending. However, commercial loans decreased as a percentage of total gross loans from year end 2003 to 2004. Residential real estate loans and consumer retail loans each increased as a percentage of total gross loans. Consumer retail loans increased primarily due to home equity loans.

The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2004. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $11,009,692; loans for construction of heavy and civil engineering buildings with an outstanding balance of $10,507,422; and loans for construction of buildings with an outstanding balance of $4,850,326. At December 31, 2003, there were two areas classified as concentrations of credit. The areas of concentrations of credits in these loans were in loans for real estate with an outstanding balance of $7,836,471 and loans for construction of buildings with an outstanding balance of $3,517,369.

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. There were no nonaccrual loans at December 31, 2004 and 2003, respectively. There were no loans past due 90 days or more at December 31, 2004 or 2003.

Deposits

Deposits are the largest source of funds used to support asset growth of MainStreet. The ratio of loans, net of unearned to deposits was 99.46% and 93.28% as of December 31, 2004 and 2003, respectively. The ratio of total time deposits to total deposits was 48.53% and 38.81% at December 31, 2004 and 2003, respectively. Total deposits at December 31, 2004 and 2003 were $90,438,450 and $44,580,029, respectively. The deposit mix was as follows:

	2004		2003
Demand deposits	$8,983,120	9.93%	$5,290,148	11.86%
Interest checking deposits	4,544,443	5.02	2,544,082	5.71
Money market deposits	12,023,169	13.30	10,513,952	23.59
Savings deposits	21,002,367	23.22	8,931,931	20.04
Time deposits $100,000 and over	15,533,446	17.18	5,475,546	12.28
Other time deposits	28,351,905	31.35	11,824,370	26.52

Total	$90,438,450	100.00%	$44,580,029	100.00%

Total deposits increased $45,858,421, or 102.87% at year-end 2004 compared to year-end 2003. The chart reflects that the largest increases as a percentage of total deposits were in savings deposits, time deposits $100,000 and over, and other time deposits. Demand deposits, interest checking deposits, and money market deposits decreased in 2004 in comparison to the prior year. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall yield on interest bearing deposits was 2.30% and 2.24% for 2004 and 2003, respectively. This increase of 6 basis points is reflective of the competition in the overall market and the commitment to control funding costs during 2004 even with the short-term interest rate increases.

Shareholders’ Equity

Total shareholders’ equity was $12,283,579 and $10,220,463 at December 31, 2004 and 2003, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 were netted against equity. The secondary stock offering was completed December 31, 2002 with gross proceeds of $7,135,821. Offering expenses of $260,880 were netted against equity. As of December 31, 2004 total proceeds from the issuance of common stock in the private placement offering were $1,404,342. Offering costs in the amount of $77,941 have been netted against equity. The offering terminated on January 31, 2005 with total proceeds received of $1,807,101.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet, Smith River Bank and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and the Banks to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the banks to grow other assets. See Note No. 13 to the financial statements for capital ratios.

The substantial and unexpected growth of Franklin Bank combined with an increased loan provision to cover a commercial loan charge-off during the second quarter of 2004, has resulted in the decline of MainStreet’s Tier II Risk-Based capital ratio below the minimum for a well-capitalized institution as of December 31, 2004. In addition, the Tier II Risk-Based capital ratio at Franklin Bank is below the minimum for a well-capitalized bank as of December 31, 2004. The actual Tier I leverage ratio for Franklin Bank is below the well-capitalized ratio of 8% for a de novo bank as of December 31, 2004. As a result of falling below the well-capitalized levels, MainStreet has developed and begun implementation of a plan to restore its consolidated capital, as well as Franklin Bank’s capital back to the well-capitalized level. Part of the plan includes the private placement offering which terminated on January 31, 2005, which has allowed the capital ratios of MainStreet and Franklin Bank to be maintained at or above the adequately capitalized level. However, the private placement offering will not restore Franklin Bank’s leverage ratio to the well-capitalized level required for a de novo bank. Therefore, the plan includes the divestiture of Smith River Bank. Part of the proceeds from the divestiture, if successful, will be downstreamed to Franklin Bank to restore all capital ratios to the well-capitalized level and the remainder will be maintained at the holding company for working capital and strategic purposes. Unless and until the plan is successfully implemented, the growth of Smith River Bank and Franklin Bank may have to be curtailed to prevent further erosion in their respective capital positions. If the plan is not successful, there are likely to be regulatory restrictions on the Banks’ growth which will adversely affect MainStreet’s earnings. In addition, Federal Deposit Insurance Corporation premiums have increased as a result of Franklin Bank’s Tier II capital ratio falling below the minimum requirements for a well-capitalized level during 2004.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations are loan commitments which were $34,773,854 at December 31, 2004. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank. MainStreet’s ratio of liquid assets to total liabilities (exclusive of assets and liabilities held for sale) at December 31, 2004 and December 31, 2003 was 6.78% and 16.11%, respectively. In 2005, MainStreet anticipates adding additional liquidity sources. The proposed sale of Smith River Bank for cash will immediately add an additional $6.5 million in liquidity. Deposits provide the basic core for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of 13 interest rate movements on the market. Management utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. The following table shows the sensitivity of MainStreet’s balance sheet at December 31, 2004, but is not necessarily indicative of the position on other dates.

	Three Months or Less	Greater than Three To Twelve Months	Cumulative One Year	Greater than Twelve Months	Total
Rate Sensitive Assets:
Time Balances	$265,215	$—	$265,215	$—	$265,215
Federal Funds Sold	2,292,000	—	2,292,000	—	2,292,000
Investments	1,000,000	—	1,000,000	2,615,619	3,615,619
Restricted Equity Securities	—	—	—	251,800	251,800
Gross Loans
Commercial – Secured by Real Estate	16,116,807	1,898,159	18,014,966	17,724,996	35,739,962
Retail – Secured by Real Estate	29,649,529	2,286,049	31,935,578	12,077,824	44,013,402
Commercial – Other	3,936,412	137,315	4,073,727	3,432,071	7,505,798
Other Retail Loans	1,405,906	211,094	1,617,000	894,735	2,511,735

Total Rate Sensitive Assets	$54,665,869	$4,532,617	$59,198,486	$36,997,045	$96,195,531

Rate Sensitive Liabilities:
Interest Checking	$4,544,443	$—	$4,544,443	$—	4,544,443
Money Markets	12,023,169	—	12,023,169	—	12,023,169
Savings	21,002,367	—	21,002,367	—	21,002,367
Time Deposits $100,000 and over	7,950,585	6,549,597	14,500,182	1,033,264	15,533,446
Other Time Deposits	12,950,390	11,638,520	24,588,910	3,762,995	28,351,905

Total Rate Sensitive Liabilities	$58,470,954	$18,188,117	$76,659,071	$4,796,259	$81,455,330
Interest Rate Sensitivity Gap	$(3,805,085)	$(13,655,500)	$(17,460,585)	$32,200,786	$14,740,201

Cumulative interest sensitivity gap	$(3,805,085)	$(17,460,585)	$—	$14,740,201	—
Ratio of sensitivity gap to rate sensitive assets	(3.95)%	(14.20)%	(18.15)%	33.47%	15.32%
Cumulative ratio of sensitivity gap to rate sensitive assets	(3.95)%	(18.15)%	—	15.32%	—

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

MainStreet provides certain services for its subsidiary banks. These services include accounting, investments, treasury management, compliance, audit, deposit and loan operations, and data processing. In exchange for these services, the bank pays an affiliate fee to the holding company. Upon the consummation of the pending sale of Smith River Bank, MainStreet will continue to provide certain services to Smith River Bank for an annual fee of $505,000 for a three-year period. MainStreet does not own any real property and has a modest amount of fixed assets. The affiliate fee paid by Franklin Bank and the servicing fee paid by Smith River also provides for MainStreet’s cash requirements since most of the expenses are directly related to the banks. Dividends from the Banks would also be a source of cash for MainStreet. However, Smith River Bank, if and when divested, will no longer be a source of potential dividends and Franklin Bank, in light of its projected growth and capital needs, is unlikely to be able to provided dividends to MainStreet in the foreseeable future. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. MainStreet, therefore, will not pay dividends until it is deemed appropriate by management. No dividends to date have been paid by MainStreet.

A summary of MainStreet’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 7 detailing the dollar amount by maturity.

Footnote Disclosure in Item 7 Notes to Consolidated Financial Statements
Contractual Cash Obligations Operating Leases	Footnote #11

Other Commitments Commitments to extend credit	Footnote #15

Related Party Transactions Related Party Transactions	Footnote #4

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

Recent Accounting Developments

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” will be effective for MainStreet for reporting periods after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It will require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Adoption of FASB Statement No. 123 would have no impact on current financials ending December 31, 2004.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MainStreet BankShares, Inc. and Subsidiaries

Martinsville, VA

We have audited the accompanying consolidated balance sheet of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2003, were audited by other auditors whose report dated February 9, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Brown Edwards & Company, L.L.P.

Bluefield, WV

January 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MainStreet BankShares, Inc.

We have audited the accompanying consolidated balance sheet of MainStreet BankShares, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of loss, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

McLeod & Company

Roanoke, Virginia

February 9, 2004

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$1,862,473	$1,472,270
Interest-bearing deposits in other banks	265,215	1,148,298
Federal funds sold	2,292,000	1,434,000
Securities available-for-sale	3,615,619	4,624,348
Restricted equity securities	251,800	182,900

Loans:
Commercial loans	45,157,571	24,593,797
Residential real estate loans	20,598,689	6,800,214
Consumer loans	24,014,637	10,112,506

Total Gross Loans	89,770,897	41,506,517
Unearned deferred fees and costs, net	180,898	77,850

Loans, net of unearned deferred fees and costs, net	89,951,795	41,584,367
Less: Allowance for loan losses	(1,123,214)	(540,601)

Net Loans	88,828,581	41,043,766
Furniture, fixtures and equipment, net	706,305	501,137
Accrued interest receivable	320,690	139,138
Other assets	717,808	87,658
Assets held for sale	59,482,118	54,946,520

Total Assets	$158,342,609	$105,580,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$8,983,120	$5,290,148
Interest checking deposits	4,544,443	2,544,082
Money market deposits	12,023,169	10,513,952
Savings deposits	21,002,367	8,931,931
Time deposits $100,000 and over	15,533,446	5,475,546
Other time deposits	28,351,905	11,824,370

Total Deposits	90,438,450	44,580,029

Accrued interest payable and other liabilities	615,965	148,287
Liabilities held for sale	55,004,615	50,631,256

Total Liabilities	146,059,030	95,359,572

Shareholders’ Equity :
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,528,818 shares and 1,368,970 shares in 2004 and in 2003, respectively	14,949,509	13,583,103
Accumulated deficit	(2,707,015)	(3,482,213)
Accumulated other comprehensive income	41,085	119,573

Total Shareholders’ Equity	12,283,579	10,220,463

Total Liabilities and Shareholders’ Equity	$158,342,609	$105,580,035

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

	Year Ended December 31, 2004	Year Ended December 31, 2003
Interest Income:
Interest and fees on loans	$3,915,011	$1,323,361
Interest on interest-bearing deposits	2,699	16,911
Interest on federal funds sold	75,983	43,014
Interest on securities available-for-sale	95,996	27,505
Dividends on restricted equity securities	12,800	10,270

Total Interest Income	4,102,489	1,421,061

Interest Expense:
Interest on time deposits $100,000 and over	309,707	89,671
Interest on other deposits	1,115,000	409,098
Interest on short-term borrowings	3,190	4

Total Interest Expense	1,427,897	498,773

Net Interest Income	2,674,592	922,288
Provision for loan losses	956,900	409,901

Net Interest Income After Provision for Loan Losses	1,717,692	512,387

Noninterest Income:
Service charges on deposit accounts	122,416	39,758
Mortgage brokerage income	239,440	305,189
Other fee income and miscellaneous income	642,107	724,297

Total Noninterest Income	1,003,963	1,069,244

Noninterest Expense:
Salaries and employee benefits	1,291,072	866,043
Severance payments	—	223,136
Occupancy and equipment expense	451,310	191,046
Professional fees	202,592	210,889
Advertising and promotion	67,810	50,878
Outside processing	194,303	125,021
Franchise tax	61,005	43,404
Other expenses	351,859	355,432

Total Noninterest Expense	2,619,951	2,065,849

Net Income (Loss) From Continuing Operations Before Tax	$101,704	$(484,218)
Income Tax Benefit	(477,359)	—

Net Income (Loss) From Continuing Operations	579,063	(484,218)
Net Income (Loss) From Discontinuing Operations, net of $0 tax	196,135	(127,554)

Net Income (Loss)	$775,198	$(611,772)

Basic Net Income (Loss) Per Share From Continuing Operations	$.41	$(.36)

Basic Net Income (Loss) Per Share	$.55	$(.45)

Diluted Net Income (Loss) Per Share From Continuing Operations	$.41	$(.35)

Diluted Net Income (Loss) Per Share	$.55	$(.45)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number Of Common Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2002	1,368,970	$13,583,103	$(2,870,441)	$133,690	$10,846,352
Comprehensive Loss
Net loss	—	—	(611,772)	—	(611,772)
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	—	—	—	(14,117)	(14,117)

Total Comprehensive Loss	—	—	(611,772)	(14,117)	(625,889)
Balance at December 31, 2003	1,368,970	$13,583,103	$(3,482,213)	$119,573	$10,220,463
Comprehensive Income
Net income	—	—	775,198	—	775,198
Other comprehensive income:
Change in unrealized gains on available-for-sale securities, net of deferred taxes of $2,785	—	—	—	(78,488)	(78,488)

Total Comprehensive Income	—	—	775,198	(78,488)	696,710

Issuance of common stock	159,848	1,444,347	—	—	1,444,347
Deferred stock issuance costs	—	(77,941)	—	—	(77,941)

Balance at December 31, 2004	1,528,818	$14,949,509	$(2,707,015)	$41,085	$12,283,579

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash Flows From Operating Activities:

Net income (loss) from continuing operations	$579,063	$(484,218)
Net income (loss) from discontinuing operations	196,135	(127,554)
Provision for loan losses	956,900	409,901
Depreciation and amortization	114,478	43,227
Amortization of discounts and premiums, net	3,084	2,876
Increase in accrued interest receivable	(181,552)	(109,636)
Increase in other assets	(632,935)	(44,390)
Increase in accrued interest payable and other liabilities	467,678	19,507

Net cash provided by (used in) operating activities	1,502,851	(290,287)

Cash Flows From Investing Activities:

Decrease in interest-bearing deposits in other banks	883,083	54,861
(Increase) decrease in federal funds sold	(858,000)	1,127,000
Purchases of furniture, fixtures, and equipment	(319,646)	(426,666)
Purchases of securities available-for-sale	(13,296,157)	(12,917,294)
Purchases of restricted equity securities	(101,900)	(29,800)
Proceeds from calls and maturities of securities available-for-sale	14,300,000	10,300,000
Proceeds from sales of restricted equity securities	33,000	19,400
Loan originations and principal collections, net	(48,741,715)	(31,532,137)
Increase in assets held for sale	(4,609,499)	(5,640,556)
Increase in liabilities held for sale	4,373,359	5,768,109

Net cash used in investing activities	(48,337,475)	(33,277,083)

Cash Flows From Financing Activities:

Increase in time deposits $100,000 and over	10,057,900	3,465,505
Increase in other time deposits	16,527,535	8,515,947
Increase in other deposits	19,272,986	22,468,294
Proceeds from issuance of common stock	1,444,347	—
Costs of stock issuance	(77,941)	—

Net cash provided by financing activities	47,224,827	34,449,746

Net increase in cash and cash equivalents	390,203	882,376

Cash and cash equivalents at beginning of year	$1,472,270	$589,894

Cash and cash equivalents at end of year	$1,862,473	$1,472,270

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,036,146	$461,955

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 1 – Summary of Accounting Policies

(a) General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, N.A. (“Smith River Bank”). Smith River Bank opened for business on July 24, 2000 and began its operations as a full service commercial bank. Prior to the organization of the Corporation, the Corporation’s directors, who were also the Organizers, formed FCNB LLC, a limited liability company, to organize the Corporation and the Bank and provide for financing of organizational, offering, and other pre-opening costs.

The Corporation raised $6,893,680 through a sale of its common stock and units. The Corporation filed a registration statement on Form SB-2 to register the stock, which was declared effective by the Securities and Exchange Commission on November 4, 1999. Proceeds from the sale of the stock were primarily used to acquire all of the stock of Smith River Bank on July 24, 2000.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering to offer a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. (“Franklin Bank”). The primary reason for the secondary offering was to organize and capitalize Franklin Bank to be an additional wholly owned subsidiary of MainStreet. Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates much like Smith River Bank as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821. All pre-opening and organizational costs were funded by the Corporation, which also utilized a line of credit. The total amount of expense related to the pre-opening and organizational costs for Franklin Bank for the year ended December 31, 2002 was $212,299. Total deferred costs associated with the offering that were netted against common stock were $260,880, of which $145,408 was accumulated in 2002.

On September 20, 2004, MainStreet BankShares, Inc. commenced a private placement offering of its common stock to accredited and up to 35 non-accredited investors under Rule 506 of The Securities Exchange Act of 1934. The offering was for a target issuance of 183,334 shares of common stock. The offering was set to terminate on October 31, 2004, but the Board of Directors of BankShares extended the offering until January 31, 2005. There were no brokerage or underwriting commissions payable in the private placement. As of December 31, 2004, there were 156,038 shares of common stock sold at a price of $9.00 per share in the private placement for a total of $1,404,342.

On January 13, 2005, MainStreet BankShares, Inc., Smith River Community Bank, National Association (a wholly-owned bank subsidiary of MainStreet), and Argentum Capital Management, LLC entered into an Agreement pursuant to which MainStreet will sell, and Argentum or its assigns will purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction is expected to close on or before March 20, 2005, but may terminate earlier by either MainStreet or Argentum under certain circumstances, including by MainStreet if Argentum fails to raise sufficient funds by March 7, 2005. Consummation of the transaction is subject to a number of conditions, including the completion of the parties’ due diligence and prior required regulatory approvals, if any. The parties have completed substantial due diligence and believe that no prior regulatory approvals are required. As part of the transaction, MainSteet will agree to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

outstanding principal balance of such loans at December 31, 2004 was $855,000. Also as part of the transaction, Smith River Bank will agree to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiary, Franklin Bank. The assets of Smith River Bank are shown as held for sale and income is included as income from discontinuing operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinuing operations. Due from accounts in the amount of $105,772 and $76,398 for 2004 and 2003, respectively have not been eliminated. Interest-bearing deposit accounts in the amount of $223,652 and $1,142,645 for 2004 and 2003, respectively, have not been eliminated. The affiliate fee paid to MainStreet from Smith River Bank for 2004 and 2003 in the amount of $603,769 and $711,044, respectively, has not been eliminated.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(f) Loan Fees and Costs

BankShares adopted Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin. A regular review is conducted on the pricing levels of fees and costs as experience with our lending processes increases.

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

(h) Other Real Estate

Other real estate comprises properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 requires compensation expense to be recorded on the date of grant only if the current market value price of the underlying stock exceeds the exercise price. Proforma information is presented as if net income had been determined under the fair value based method as prescribed by SFAS No. 123.

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation.” This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the statement amends the disclosure requirements of FASB statement no. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised. The following table illustrates the effect on the net income (loss) and net income (loss) per share if the corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to its stock options and warrants:

	Year Ended 2004	Year Ended 2003
Net income (loss) as reported	$775,198	$(611,772)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	—	(217,255)
Proforma net income (loss)	$775,198	$(829,027)
Net income (loss) per share:
Basic-as reported	$.55	$(.45)
Basic-proforma	$.55	$(.61)

Diluted-as reported	$.55	$(.45)
Diluted-proforma	$.55	$(.61)

(l) Advertising Costs

Advertising costs are expensed as incurred.

(m) Income Taxes

The Corporation is subject to federal and state income taxes. However, no taxes have been accrued or paid because of operating losses incurred. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(n) Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the year ending December 31, 2004 basic income per share and average shares outstanding were $.55 and 1,401,303. Diluted income per share and average shares outstanding were $.55 and 1,401,960.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

For the year ending December 31, 2003 the effect of the stock options and warrants were anti-dilutive and as such were not reflected in fully diluted loss per share. At December 31, 2004 and December 31, 2003, there were 75,833 warrants outstanding and exercisable. At December 31, 2004 and 2003, there were 60,000 options that were outstanding and exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2004 and 2003 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$3,299,880	$8,871	$(3,938)	$3,304,813
Corporate bonds	307,548	3,258	—	310,806

Total securities available-for-sale	$3,607,428	$12,129	$(3,938)	$3,615,619

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$4,299,945	$938	$(871)	$4,300,012
Corporate bonds	314,410	9,926	—	324,336

Total securities available-for-sale	$4,614,355	$10,864	$(871)	$4,624,348

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Federal reserve bank stock is included in restricted equity securities and totaled $153,100 at December 31, 2004 and 2003, respectively.

The amortized costs and market values of securities available-for-sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$999,879	$1,000,000
Due after one year but within five years	2,607,549	2,615,619
Due after five years but within ten years	—	—
Due after ten years	—	—

	$3,607,428	$3,615,619

There were no gain or losses realized on sales and calls of securities available-for-sale in 2004 and 2003, respectively. Securities available-for-sale with carrying values approximating $2,300,000 and $0 at December 31, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. There were no securities at December 31, 2004 or December 31, 2003 that have been in a continuous unrealized loss position for greater than twelve months.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Balance at beginning of year	$540,601	$130,700
Provision for loan losses	956,900	409,901
Losses charged to allowance	(374,287)	—
Recoveries credited to allowance	—	—

Balance at end of year	$1,123,214	$540,601

Net charge offs for 2004 and 2003 were ..57% and .00%, respectively. There were no nonperforming loans at December 31, 2004 and 2003, respectively. There were no loans identified as impaired at December 31, 2004 and 2003, respectively, in accordance with SFAS No. 114. The average balance during 2004 and 2003 for impaired loans was approximately $715,366 and $0, respectively. There was no interest income reflected in the 2004 income statement related to the impaired loans.

Overdrafts reclassified to loans at December 31, 2004 and 2003 were $16,091 and $7,191, respectively.

Note 4 – Related Party Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2004 and 2003 for all such loans are summarized below:

	2004	2003
Balance at beginning of year	$3,373,031	$1,350,920
Additions	6,162,447	7,076,864
Payments	(6,093,762)	(5,054,753)

Balance at end of year	$3,441,716	$3,373,031

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments were $729,115 and $587,259 at December 31, 2004 and 2003, respectively.

Note 5 – Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31, 2004 and 2003 are as follows:

	2004	2003
Furniture and equipment	$648,357	$417,364
Computer software	60,310	34,655
Leasehold improvements	161,491	103,004

	870,158	555,023
Accumulated depreciation and amortization	(163,853)	(53,886)

Furniture, fixtures and equipment, net	$706,305	$501,137

Note 6 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2004 and 2003 are as follows:

	2004
	Time Deposits $100,000 and Over	Other Time Deposits
Three months or less	$7,950,585	$12,950,390
Over 3 through 6 months	5,305,003	7,110,508
Over 6 through 12 months	1,244,594	4,528,012
Over 12 months	1,033,264	3,762,995

Total	$15,533,446	$28,351,905

	2003
	Time Deposits $100,000 and Over	Other Time Deposits
Three months or less	$1,433,258	$1,458,650
Over 3 through 6 months	1,694,635	2,943,258
Over 6 through 12 months	1,311,518	4,637,267
Over 12 months	1,036,135	2,785,195

Total	$5,475,546	$11,824,370

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2004 and 2003 were $3,743,130 and $2,661,813, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 7 – Income Taxes

The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2004	2003
Current	$—	$—
Deferred tax provision (benefit)	35,651	(190,635)
Adjustment to valuation allowance	(513,010)	190,635

Income Tax Benefit	$(477,359)	$—

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2004	2003
Computed at the expected statutory rate	$34,579	$(164,634)
Nondeductible Meals & Entertainment	1,502	1,314
Tax / Book Loan Fee Income	—	(26,469)
Other	(430)	(846)
Adjustment to valuation allowance	(513,010)	190,635

Income Tax Benefit	$(477,359)	$—

The components of deferred tax assets and liabilities are as follows:

	2004	2003
Allowance for loan losses	$315,422	$156,848
Net operating loss carry forward	160,086	290,550
Other	65	923
Organizational costs	74,113	102,405

Deferred tax assets	549,686	550,726

Prepaid service contracts and insurance	25,421	18,046
Depreciation and amortization	46,824	19,374
Unrealized gain on securities available-for-sale	2,785	3,398
Other	82	296

Deferred tax liabilities	75,112	41,114

Net deferred tax assets	$474,574	$509,612
Valuation allowance	—	(509,612)

Net realizable value of net deferred tax assets	$474,574	$—

The Corporation’s approximate $471,000 in net operating losses, which expire in various amounts between 2020 and 2024, are available to offset future taxable income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 8 – Net Income (Loss) Per Share

	Year Ended December 31, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations	$579,063	1,401,303	$.41
Net income from discontinuing operations, net of tax	$196,135	1,401,303	$.14
Net income available to common shareholders	$775,198	1,401,303	$.55
Diluted EPS
Net income from continuing operations	$579,063	1,401,960	$.41
Net income from discontinuing operations net, of tax	$196,135	1,401,960	$.14
Net income available to common shareholders	$775,198	1,401,960	$.55

	Year Ended December 31, 2003
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Loss from continuing operations	$(484,218)	1,368,970	$(.36)
Loss from discontinuing operations	$(127,554)	1,368,970	$(.09)
Loss available to common shareholders	$(611,772)	1,368,970	$(.45)
Diluted EPS
Loss from continuing operations	$(484,218)	1,368,970	$(.36)
Loss from discontinuing operations	$(127,554)	1,368,970	$(.09)
Loss available to common shareholders	$(611,772)	1,368,970	$(.45)

Note 9 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” upon the opening of the Bank. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of December 31, 2004 and 2003.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Net unrealized losses on securities available-for-sale:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net unrealized holding losses during the year	$(75,708)	$(14,117)
Less reclassification adjustments for gains included in net income	—	—
Income tax expense	(2,785)	—

Change in Accumulated Other Comprehensive Income	$(78,488)	$(14,117)

Note 10 - Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. There are no postretirement benefits at this time. BankShares has a 401-K plan which provides for contributions by employees. BankShares currently does not have a matching contribution. A matching contribution is scheduled to begin in second quarter 2005.

Note 11 – Leases and Commitments

At December 31, 2004 the Corporation had one lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office lease, which commenced on August 1, 2002, was for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. On January 28, 2004, MainStreet signed a new lease for the executive offices and operations area for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This new lease, which commenced May 1, 2004, will expire April 30, 2009 and replaces the existing lease.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A branch of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Management deems these leases to be made at comparable market values.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $187,000 and $80,000 for the years ended December 31, 2004 and 2003, respectively. Future rental payments under non-cancelable operating leases approximate $208,000, $208,000, $208,000, $208,000 and $194,000 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Neither the Corporation or Franklin Bank own any real property.

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

December 31, 2004 and 2003

employment until age 70. The Corporation has also entered into an employment contract with its Executive Vice President and Chief Financial Officer. This agreement also has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary.

Note 12 - Stock Options and Warrants

On the opening date of Smith River Bank, July 24, 2000, the President and CEO was granted 30,000 stock options at the then fair market value of $10.00. The stock options became exercisable if Mr. McCullar was employed as President and CEO of MainStreet and Smith River Bank on the first anniversary of the day the bank opened for business (the first 10,000 options) and on each of the next two anniversaries (for each of the next two 10,000 option grants). All such options are now vested and exercisable. Each of the options has a ten-year term from the date of grant and will expire 30 days after employment is terminated. None of these options have been exercised. Other options in the amount of 30,000, of which all are vested and exercisable, have been granted at the then fair market value of $10.50 to former or current employees.

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 87,500 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $10.00 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 75,833 are fully vested and 11,667 have been forfeited. None have been exercised.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was effective by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum number of shares that may be issued under the Plan may not exceed 137,000. As of December 31, 2004, there were no awards granted under this Plan.

The Corporation has reserved 284,500 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The per share weighted average fair value of stock options and warrants granted during 2003 and 2000 was $4.07 and $5.02, respectively, on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

2003 Grants
Risk-free interest rate	3.463%
Expected life of options and warrants	10 years
Expected volatility of stock price	20%
Expected dividend yield	0%

The Corporation applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options or warrants in the consolidated financial statements. The stock options and warrants granted had an exercise price equal to the market value of the

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) and net income (loss) per share if the corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to its stock options and warrants:

	Year Ended 2004	Year Ended 2003
Net income (loss) as reported	$775,198	$(611,772)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	—	(217,255)
Proforma net income (loss)	$775,198	$(829,027)

Net income (loss) per share:
Basic-as reported	$.55	$(.45)
Basic-proforma	$.55	$(.61)

Diluted-as reported	$.55	$(.45)
Diluted-proforma	$.55	$(.61)

Following is a status and summary of changes of options and warrants during the years ended December 31, 2004 and 2003 with a range and weighted average exercise price of $10.00—$10.50, respectively, and $10.11 at December 31, 2004 and December 31, 2003. The weighted average contractual maturity of the options and warrants was 6.6 and 7.6 years at December 31, 2004 and 2003, respectively.

	Year Ended 2004	Year Ended 2003
Outstanding at beginning of year	135,833	105,833
Granted	—	30,000
Exercised	—	—
Forfeited	—	—

Outstanding at year-end	135,833	135,833

At December 31, 2004 and December 31, 2003 there were 60,000 options and 75,833 warrants exercisable at a weighted average price of $10.11.

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

Franklin Bank is a member of the Federal Reserve System; however, Franklin processes daily through a correspondent bank, Community Bankers’ Bank. Franklin Bank must currently maintain a reserve balance of $250,000 with the correspondent bank.

BankShares and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

maintain minimum capital ratios. At December 31, 2004, BankShares’ Tier II risked based capital ratio had fallen below the minimum for a well-capitalized bank along with Franklin Bank’s Tier II risk-based capital ratios. In addition, Franklin Bank’s Tier I leverage ratio was below the well capitalized level for a denovo bank. As a result, BankShares has implemented a capital restoration plan. A private placement offering commenced in September 2004 and as of December 31, 2004, 156,038 shares of common stock at a price of $9.00 per share for a total of $1,404,342 had been sold. In addition, BankShares and Smith River Bank entered into a purchase agreement with Argentum Capital Management, LLC pursuant to which MainStreet will sell and Argentum and its assigns will purchase all of the outstanding shares of common stock of Smith River Bank for $6,500,000. At December 31, 2004, BankShares and Franklin Bank were above capital adequacy requirements to which they are subject. Actual capital amounts and ratios for MainStreet are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$13,365,708	8.96%	$11,929,000	8.00%	$14,912,000	10.00%
Tier I capital (to risk weighted assets)	12,242,494	8.21	5,965,000	4.00	8,947,000	6.00
Tier I capital (to average assets)	12,242,494	7.86	6,229,000	4.00	7,786,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$10,641,491	10.80%	$7,883,000	8.00%	$9,854,000	10.00%
Tier I capital (to risk weighted assets)	10,100,890	10.25	3,941,000	4.00	5,912,000	6.00
Tier I capital (to average assets)	10,100,890	10.31	3,919,000	4.00	4,899,000	5.00

Actual capital amounts and ratios for Franklin Bank are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$8,406,239	9.41%	$7,147,000	8.00%	$8,934,000	10.00%
Tier I capital (to risk weighted assets)	7,289,239	8.16	3,573,000	4.00	5,360,000	6.00
Tier I capital (to average assets)	7,289,239	7.61	3,832,000	4.00	4,789,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$5,162,881	10.65%	$3,471,000	8.00%	$4,339,000	10.00%
Tier I capital (to risk weighted assets)	4,622,280	11.90	1,736,000	4.00	2,603,000	6.00
Tier I capital (to average assets)	4,622,280	10.38	1,780,000	4.00	2,226,000	5.00

Smith River Bank, whose assets are held for sale as shown in Footnote #19, was well-capitalized at December 31, 2004.

Note 14 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets

Cash and due from banks	$105,772	$76,398
Interest-bearing deposits in other banks	223,652	1,142,645
Furniture, fixtures and equipment, net	96,782	11,372
Other assets	164,772	54,219
Investment in subsidiary bank	7,294,645	4,632,273
Investment in assets held for sale	4,477,503	4,315,264

Total Assets	$12,363,126	$10,232,171

Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$79,547	$11,708

Shareholders’ Equity

Common shareholders’ equity	12,283,579	10,220,463

Total Liabilities and Shareholders’ Equity	$12,363,126	$10,232,171

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

CONDENSED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31, 2004	Year Ended December 31, 2003
Income
Equity in undistributed income (loss) of subsidiary banks	$531,959	$(480,975)
Equity in undistributed income (loss) of assets held for sale	196,135	(127,554)
Interest income	2,608	16,876
Other income	604,175	711,044
Affiliate fee income	491,806	448,245

Total Income	1,826,683	567,636

Expenses
Salaries and employee benefits	594,782	497,950
Severance payments	—	223,136
Occupancy and equipment expense	93,770	48,836
Professional fees	161,827	177,789
Outside processing	69,136	58,671
Other expenses	180,335	173,026

Total Expenses	1,099,850	1,179,408

Net Income (Loss) Before Tax	726,833	(611,772)
Income Tax Benefit	(48,365)	—

Net Income (Loss)	$775,198	$(611,772)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$579,063	$(484,218)
Net income (loss) from discontinuing operations	196,135	(127,554)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	12,687	1,462
Equity in undistributed income (loss) of subsidiary bank	(531,959)	480,975
Equity in assets held for sale	(196,135)	127,554
Increase in other assets	(110,553)	(27,997)
Increase (decrease) in other liabilities	67,839	(23,145)

Net Cash Provided (Used) by Operating Activities	17,077	(52,923)

Cash Flows From Investing Activities:
Decrease in interest-bearing deposits	918,993	60,514
Purchases of furniture and equipment	(98,097)	(9,955)
Capital contributed to subsidiary banks	(2,175,005)	—

Net Cash Provided (Used) in Investing Activities	(1,354,109)	50,559

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,444,347	—
Costs of stock issuance	(77,941)	—

Net Cash Provided By Financing Activities	1,366,406	—

Net Increase (Decrease) in Cash	29,374	(2,364)
Cash at Beginning of Year	76,398	78,762

Cash at End of Year	$105,772	$76,398

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2004 and 2003 outstanding commitments to extend credit were $34,773,854, and $17,435,232 respectively. Primarily, these outstanding commitments to extend credit are variable rate.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 16 – Concentrations of Credit Risk

Virtually all of MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including furniture, pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2004. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $11,009,692; loans for construction of buildings with an outstanding balance of $10,507,422; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $4,850,326. At December 31, 2003, there were two areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $7,836,471, and loans for construction of buildings with an outstanding balance of $3,517,369.

MainStreet has established policies related to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of cash flow, collateral and the evaluation of the creditworthiness of the individual borrower or project based on pertinent financial information and the amount to be financed.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

The estimated fair values of financial instruments at December 31, 2004 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:

Cash and due from banks	$1,862,473	$1,862,473
Interest-bearing deposits in other banks	265,215	265,215
Federal funds sold	2,292,000	2,292,002
Securities available-for-sale	3,615,619	4,624,348
Restricted equity securities	251,800	251,800
Loans, net of unearned income	89,951,795	89,297,574

Total Financial Assets	$98,238,902	$98,593,412

FINANCIAL LIABILITIES:

Deposits:
Non-interest bearing demand deposits	$8,983,120	$8,983,120
Interest checking deposits	4,544,443	4,544,443
Money market deposits	12,023,169	12,023,169
Savings deposits	21,002,367	21,002,367
Time deposits $100,000 and over	15,533,446	15,538,781
Other time deposits	28,351,905	28,333,822

Total Financial Liabilities	$90,438,450	$90,425,702

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The estimated fair values of financial instruments at December 31, 2003 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:

Cash and due from banks	$1,472,270	$1,472,270
Interest-bearing deposits in other banks	1,148,298	1,148,298
Federal funds sold	1,434,000	1,434,000
Securities available-for-sale	4,624,348	4,624,348
Restricted equity securities	182,900	182,900
Loans, net of unearned income	41,584,367	41,400,132

Total Financial Assets	$50,446,183	$50,261,948

FINANCIAL LIABILITIES:

Deposits:
Non-interest bearing demand deposits	$5,290,148	$5,290,148
Interest checking deposits	2,544,082	2,544,082
Money market deposits	10,513,952	10,513,952
Savings deposits	8,931,931	8,931,931
Time deposits $100,000 and over	5,475,546	5,471,026
Other time deposits	11,824,370	11,806,287

Total Financial Liabilities	$44,580,029	$44,557,426

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

Note 19 – Subsequent Events

On January 13, 2005, MainStreet BankShares, Inc., Smith River Community Bank, National Association (a wholly-owned bank subsidiary of MainStreet), and Argentum Capital Management, LLC entered into an Agreement pursuant to which MainStreet will sell, and Argentum or its assigns will purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000.

The transaction is expected to close on or before March 20, 2005, but may terminate earlier by either MainStreet or Argentum under certain circumstances, including by MainStreet if Argentum fails to raise sufficient funds by March 7, 2005.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Consummation of the transaction is subject to a number of conditions, including the completion of the parties’ due diligence and prior required regulatory approvals, if any. The parties have completed substantial due diligence and believe that no prior regulatory approvals are required.

As part of the transaction, MainSteet will agree to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans presently is $855,000. Also as part of the transaction, Smith River Bank will agree to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000.

Due to this subsequent event, the assets and liabilities of Smith River Bank are shown as assets and liabilities held for sale on the consolidated balance sheet. Income (loss) from Smith River Bank is shown as income (loss) from discontinuing operations on the consolidated income statement. Following is a condensed breakdown of the specific categories.

Smith River Community Bank, N.A.

Condensed Balance Sheets

	December 31, 2004	December 31, 2003
Assets

Cash and due from banks	$1,337,869	$2,420,232
Interest-bearing deposits in other banks	76,148	32,848
Federal funds sold	1,239,000	1,962,000
Securities available-for-sale and restricted securities	6,236,419	7,836,686
Gross loans	50,283,233	42,295,326
Unearned deferred fees and costs, net	163,312	111,347

Loans, net of unearned deferred fees and costs, net	50,446,545	42,406,673
Allowance for loan losses	(645,115)	(510,775)

Net loans	49,801,430	41,895,898
Other Assets	791,252	798,856

Total Assets	$59,482,118	$54,946,520

Liabilities and Shareholders’ Equity

Deposits	$54,834,754	$50,471,604
Accrued interest payable and other liabilities	169,861	159,652

Total Liabilities	55,004,615	50,631,256

Shareholders’ Equity

Common shareholders’ equity	4,477,503	4,315,264

Total Liabilities and Shareholders’ Equity	$59,482,118	$54,946,520

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Smith River Community Bank, N.A.

Condensed Income (Loss) Statements

	Year Ended December 31, 2004	Year Ended December 31, 2003
Interest Income	$3,152,753	$2,613,108
Interest Expense	1,059,290	1,033,992

Net Interest Income	2,093,463	1,579,116
Provision for loan losses	522,300	240,601

Net Interest Income After Provision for Loan Losses	1,571,163	1,338,515
Noninterest Income	483,949	333,849
Noninterest Expense	1,858,977	1,799,918

Net Income (Loss)	$196,135	$(127,554)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

MainStreet’s principal executive officer and principal financial officer have reviewed MainStreet’s disclosure controls and procedures (as defined in 240.13a-15(e) and 240.15d-15(e)) as of the end of the period covered by this annual report and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2005, the term of the Class B Directors expires in 2006, and the term of the Class C Directors expires in 2007. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held
Class A Directors – Term Expires 2005

Larry A. Heaton (47)	Director since October 2002
President/CEO of Franklin Community Bank, N.A. since
October 2002

Morton W. Lester (71)	Director since January 1999

Cecil R. McCullar (68)	Director since January 1999
President/CEO of MainStreet BankShares, Inc. since January 1999
President/CEO of Smith River Community Bank, N.A. since
January 1999

Michael A. Turner (51)	Director since December 2002

Class B Directors – Term Expires 2006

Jesse D. Cahill, Sr. (74)	Director since January 1999

Joseph F. Clark (42)	Director since July 2001

Roxann B. Dillon (71)	Director since January 1999

Joe C. Philpott (73)	Director since January 1999

Joel R. Shepherd (41)	Director since December 2002

Class C Directors – Terms Expires 2007

Charles L. Dalton (41)	Director since July 2001

John M. Deekens (57)	Director since July 2001

Danny M. Perdue (59)	Director since December 2002

Milford A. Weaver (79)	Director since July 1999

Jesse D. Cahill, Sr. has been a real estate broker and general contractor since 1959. He is a director of Caho, Inc., Rocuda Finance, Rocuda Mortgage and Rocuda Fast Cash. He owns 50% of Caho, Inc. and 100% of the other three companies. Mr. Cahill is also a director of Smith River Community Bank, N.A. It is anticipated that Mr. Cahill will resign as a director of Smith River Community Bank, N.A. upon the consummation of the proposed sale of the Bank.

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

Larry A. Heaton is President, CEO and a director of Franklin Community Bank, N.A. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank. Mr. Heaton serves as a director of the Franklin County YMCA and the United Way of Franklin County. He also serves on the Board of Trustees for Ferrum College. He is also a member of the Rocky Mount Rotary Club.

Morton W. Lester is President of The Lester Corporation, a real estate investment and property management company, and Vice President of Motor Imports, Inc. Currently, Mr. Lester serves on the Blue Ridge Airport Authority, and has served as its chairman for many years. Mr. Lester is also a director of Smith River Community Bank, N.A. It is anticipated that Mr. Lester will resign as a director of Smith River Community Bank, N.A. upon consummation of the proposed sale of the Bank.

Cecil R. McCullar has worked for several banks. Most recently he was the President and CEO of First American FSB, a $450 million thrift which is a wholly owned subsidiary of First American Corporation from 1995 to 1998, and Charter Federal Savings Bank, which was a $750 million thrift with 28 branches throughout southwest Virginia and Knoxville, Tennessee from 1993 to 1995. He is also President, CEO, and a director of Smith River Community Bank, N.A. It is anticipated that Mr. McCullar will resign his positions with Smith River Community Bank, N.A. upon the consummation of the proposed sale of the Bank.

Danny M. Perdue is currently the owner of the Franklin, Panda and 604 Minute Markets, Redwood Minute Market, Perdue Properties, Inc. and the Franklin Shopping Center, all located in Franklin County. Mr. Perdue is also a director of Franklin Community Bank, N.A.

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

Michael A. Turner has served as the Owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates and TNT Associates, LLC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A.

Milford A. Weaver is presently co-founder and partial owner of Virginia Blower Company in Collinsville and Galax, Virginia. He is also a director and partial owner of Collinsville Land Corporation.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer
Brenda H. Smith (45)	Executive Vice President	8/99
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

MainStreet’s Board of Directors has determined that MainStreet does not have a financial expert serving on its Audit Committee. MainStreet is a small and relatively young corporation located outside a major metropolitan area. MainStreet has not been able to attract a director who qualifies as a “financial expert” (as defined in the Sarbanes Oxley Act) to serve on the Audit Committee.

MainStreet has adopted a Code of Ethics for all of its employees including its Chief Executive and Chief Accounting Officers. A copy of the Code of Ethics may be obtained by writing to Brenda H. Smith, Executive Vice President, 730 East Church Street, Suite 30, Martinsville, Virginia, 24112.

Item 10. Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 13 through 16 of the Corporation’s 2005 Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 of Form 10-KSB appears on pages 9 through 10 of the Corporation’s 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated have banking relationships with the subsidiary banks. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Information related to loans to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 4 of this document. Deposit information related to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 6 of this document.

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia and its Westlake office. The owners of the buildings are directors of Franklin Bank.

Item 13. Exhibits

a) See Index to Exhibits.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-KSB appears on pages 17 through 19 of the Corporation’s 2005 Proxy Statement and is incorporated herein by reference.

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

NAME	TITLE	DATE
/s/ Cecil R. McCullar	President and Chief Executive Officer, Director, President/CEO of Smith River Community Bank, N.A.	3/21/05
Cecil R. McCullar		Date

/s/ Brenda H. Smith	Executive Vice President Chief Financial Officer Corporate Secretary	3/21/05
Brenda H. Smith		Date

/s/ Jesse D. Cahill, Sr	Director	3/21/05
Jesse D. Cahill, Sr.		Date

/s/ Joseph F. Clark	Director	3/21/05
Joseph F. Clark		Date

/s/ Charles L. Dalton	Director	3/21/05
Charles L. Dalton		Date

/s/ John M. Deekens	Director	3/21/05
John M. Deekens		Date

/s/ Roxann B. Dillon	Director	3/21/05
Roxann B. Dillon		Date

/s/ Larry A. Heaton	Director President/CEO of Franklin Community Bank, N.A.	3/21/05
Larry A. Heaton		Date

/s/ Morton W. Lester	Chairman of the Board	3/21/05
Morton W. Lester		Date

/s/ Danny M. Perdue	Director	3/21/05
Danny M. Perdue		Date

/s/ Joe C. Philpott	Director	3/21/05
Joe C. Philpott		Date

/s/ Joel R. Shepherd	Director	3/21/05
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	3/21/05
Michael A. Turner		Date

/s/ Milford A. Weaver	Director	3/21/05
Milford A. Weaver		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

14	Code of Ethics.

21	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)