Form 10QSB
period 2005-03-31
MAINSTREET BANKSHARES INC
filed 2005-05-11
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,573,569 shares as of April 30, 2005

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of March 31, 2005 (unaudited).

2.	Consolidated Statements of Income for the quarters ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

March 31, 2005

ASSETS

Cash and due from banks	$1,478,897
Interest bearing deposits in banks	2,912,923
Federal funds sold	6,265,000
Securities available for sale	3,569,604
Restricted equity securities	578,700

Loans:
Commercial loans	53,498,167
Residential real estate loans	23,407,537
Consumer loans	27,096,777

Total Gross Loans	104,002,481
Unearned deferred fees and costs, net	164,116

Loans, net of unearned deferred fees and costs	104,166,597
Less: allowance for loan losses	(1,308,736)

Net Loans	102,857,861
Furniture, fixtures and equipment	696,122
Accrued interest receivable	399,615
Other assets	681,501

TOTAL ASSETS	$119,440,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$11,571,516
Interest checking deposits	5,846,072
Money market deposits	10,649,029
Savings deposits	19,752,384
Time deposits $100,000 and over	19,628,313
Other time deposits	32,556,491

Total Deposits	100,003,805

Short-term borrowings	4,000,000
Accrued interest payable and other liabilities	1,495,594

Total Liabilities	105,499,399

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 shares	15,350,711
Accumulated deficit	(1,385,976)
Accumulated other comprehensive loss	(23,911)

Total Shareholders’ Equity	13,940,824

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,440,223

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Interest Income:
Interest and fees on loans	$1,556,144	$664,866
Interest on interest-bearing deposits	3,310	797
Interest on federal funds sold	10,718	6,485
Interest on securities available for sale	23,555	23,054
Dividends on restricted equity securities	4,958	2,390

Total Interest Income	1,598,685	697,592

Interest Expense:
Interest on certificates of deposit $100,000 and over	129,066	33,078
Interest on other deposits	385,945	191,737
Interest on short-term borrowings	18,281	—

Total Interest Expense	533,292	224,815

Net Interest Income	1,065,393	472,777
Provision for loan losses	164,700	136,900

Net Interest Income After Provision for Loan Losses	900,693	335,877

Noninterest Income:
Service charges on deposit accounts	44,833	23,110
Mortgage brokerage income	77,648	54,317
Other fee income and miscellaneous income	148,039	140,634

Total Noninterest Income	270,520	218,061

Noninterest Expense:
Salaries and employee benefits	402,766	270,416
Occupancy and equipment expense	123,634	77,547
Professional fees	48,950	38,365
Advertising and promotion	18,750	12,865
Outside processing	71,052	43,215
Franchise tax	31,200	11,001
Other expenses	111,520	84,143

Total Noninterest Expense	807,872	537,552

Net Income from Continuing Operations Before Tax	$363,341	$16,386
Income Tax Expense	123,853	—

Net Income from Continuing Operations	239,488	16,386
Discontinued Operations:
Gain on sale of subsidiary, net of $561,378 tax	842,068	—
Income from discontinued operations, net of $0 tax	239,483	76,230

Net Income from Discontinued Operations	1,081,551	76,230

Net Income	$1,321,039	$92,616

Basic Net Income per share from Continuing Operations	$.15	$.01

Basic Net Income per share	$.84	$.07

Diluted Net Income per share from Continuing Operations	$.15	$.01

Diluted Net Income per share	$.84	$.07

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash Flows From Operating Activities
Net income from continuing operations	$239,488	$16,386
Net income from discontinued operations	1,081,551	76,230
Provision for loan losses	164,700	136,900
Gain on sale of subsidiary	(1,603,446)	—
Depreciation and amortization	34,993	18,006
Amortization of discounts and premiums, net	1,378	1,179
Increase in accrued interest receivable	(78,925)	(29,898)
Decrease in other assets	51,410	18,774
Increase in accrued interest payable and other liabilities	879,629	19,780

Net cash provided by operating activities	770,778	257,357

Cash Flows From Investing Activities

(Increase) decrease in interest-bearing deposits	(2,647,708)	955,872
(Increase) decrease in federal funds sold	(3,973,000)	1,059,000
Purchases of furniture, fixtures, and equipment	(24,810)	(88,303)
Purchases of securities available for sale	(999,783)	(1,799,518)
Purchases of restricted equity securities	(326,900)	(101,900)
Proceeds from calls and maturities of securities available for sale	1,000,000	2,300,000
Loan originations and principal collections, net	(14,193,980)	(10,516,925)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(215,247)	—
Increase in assets held for sale	(1,661,809)	(2,408,596)
Increase in liabilities held for sale	1,422,326	2,292,361

Net cash used in investing activities	(15,120,911)	(8,308,009)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	4,094,867	539,499
Increase in other time deposits	4,204,586	2,321,254
Increase in other deposits	1,265,902	4,682,639
Increase in short-term borrowings	4,000,000	—
Issuance of common stock	402,759	40,005
Costs of stock issuance	(1,557)	—

Net cash provided by financing activities	13,966,557	7,583,397

Net decrease in cash	(383,576)	(467,255)

Cash and due from banks at beginning of period	$1,862,473	$1,472,270

Cash and due from banks at end of period	$1,478,897	$1,005,015

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$655,060	$207,264

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$61,108,248	$—

Liabilities of subsidiary sold	$56,426,941	$—

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

Note 1 – Summary of Accounting Policies

(a) General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2004 Annual Report of Form 10-KSB should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2004 financial statements have been reclassified to conform to the 2005 statement presentation.

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was a development stage enterprise until July 24, 2000, incorporated as a Virginia corporation effective January 14, 1999. The Corporation was primarily organized to serve as a bank holding company. The Corporation raised $6,893,680 through a sale of its common stock and units. The Corporation filed a registration statement on Form SB-2 to register the stock, which was declared effective by the Securities and Exchange Commission on November 4, 1999. Proceeds from the sale of the stock were primarily used to acquire all of the stock of Smith River Community Bank, N. A. (“Smith River Bank”) on July 24, 2000.

MainStreet BankShares, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on August 24, 2001. The registration statement was for a secondary offering of a minimum of 510,850 shares and a maximum of 801,807 shares of common stock to the public at $10.50 per share. The registration statement also offered 60,574 shares of common stock at $10.50 per share to the organizing directors of Franklin Community Bank, N.A. The primary reason for the secondary offering was to organize and capitalize Franklin Community Bank, N.A. (“Franklin Bank”), to be an additional wholly owned subsidiary of MainStreet. Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. The secondary stock offering was terminated December 31, 2002 having sold 679,602 shares with total proceeds of $7,135,821.

On September 20, 2004, MainStreet BankShares, Inc. commenced a private placement offering of its common stock to accredited investors and up to 35 non-accredited investors under Rule 506 of the Securities Exchange Act of 1933. The offering was for a target issuance of 183,334 shares of common stock. The offering was set to terminate on October 31, 2004, but the Board of Directors of BankShares extended the offering until January 31, 2005. There were no brokerage or underwriting commissions payable in the private placement. The offering terminated January 31, 2005 having sold 200,789 shares with total proceeds of $1,807,101. The additional capital raised by this offering was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level.

On January 13, 2005, MainStreet, Smith River, and Argentum Capital Management, LLC entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. The gross gain on the sale prior to taxes and expenses was $1,818,693. Total costs of the sale, primarily consisting of legal, accounting, and advisory fees, were $215,247. The parties completed substantial due diligence and no prior regulatory approvals were required. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2005 was $731,003 and MainStreet recorded a contingent liability of $200,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at March 31, 2005.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

Due to the sale of Smith River on March 23, 2005, the net income of the bank is shown as income from discontinued operations on the consolidated income statement. Following is a condensed breakdown of the specific categories.

Smith River Community Bank, N.A.

Condensed Income Statement

	Period Ended March 23, 2005	Three Months Ended March 31, 2004
Interest Income	$823,586	$706,918
Interest Expense	268,853	256,066

Net Interest Income	554,733	450,852
Provision for loan losses	—	61,800

Net Interest Income after provision for loan losses	554,733	389,052
Noninterest Income	143,362	123,874
Noninterest Expense	458,612	436,696

Net Income	$239,483	$76,230

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiary, Franklin Bank. The net income of Smith River Bank is shown as income from discontinued operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinued operations. The affiliate fee paid to MainStreet from Smith River Bank for the first quarter of 2005 and 2004 in the amount of $127,488 and $133,430, respectively, has not been eliminated.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

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

(h) Other Real Estate

Other real estate comprises properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

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

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended March 31, 2005 and 2004 would have been estimated as follows:

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Net income as reported	$1,321,039	$92,616
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	—
Proforma net income	$1,321,039	$92,616

Net income per share:
Basic-as reported	$.84	$.07
Basic-proforma	$.84	$.07

Diluted-as reported	$.84	$.07
Diluted-proforma	$.84	$.07

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” will be effective for MainStreet for the first interim or annual reporting period beginning after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It will require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Adoption of the FASB Statement No. 123 would have no impact on current financials ending March 31, 2005 or period ending March 31, 2004 financials.

(l) Advertising Costs

Advertising costs are expensed as incurred.

(m) Income Taxes

The Corporation is subject to federal and state income taxes. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expenses is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

(n) Net Income Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. At March 31, 2005 and March 31, 2004, there were 75,833 warrants outstanding and exercisable. At March 31, 2005 and March 31, 2004, there were 60,000 options that were outstanding and exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2005 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$3,300,000	$—	$(37,185)	$3,262,815
Corporate debt securities	305,833	956	—	306,789

Total securities available for sale	$3,605,833	$956	$(37,185)	$3,569,604

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
Balance at beginning of year	$1,123,214	$540,601
Provision for loan losses	164,700	136,900
Recoveries	24,514	—
Charge-offs	(3,692)	—

Balance at period end	$1,308,736	$677,501

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

Net charge-offs of $(20,822) and $0 for the first three months of 2005 and 2004 equated to -.09% and .00% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at March 31, 2005 was $1,308,736 or 1.26% of loans, net of unearned and deferred fees. There were no loans past due more than 90 days at March 31, 2005 or December 31, 2004. There were no nonaccrual loans at March 31, 2005 or December 31, 2004. Overdrafts reclassified to loans at March 31, 2005 and 2004 were $65,871 and $44,672, respectively.

Note 4 – Income Per Share

	Three Months Ended March 31, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$239,488	1,563,528	$.15
Net income from discontinued operations, net of tax	$1,081,551	1,563,528	$.69
Net income available to common Shareholders	$1,321,039	1,563,528	$.84

	Three Months Ended March 31, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Diluted EPS
Net income from continuing operations, net of tax	$239,488	1,568,568	$.15
Net income from discontinued operations, net of tax	$1,081,551	1,568,568	$.69
Net income available to common shareholders	$1,321,039	1,568,568	$.84

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

	Three Months Ended March 31, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$16,386	1,371,650	$.01
Net income from discontinued operations, net of tax	$76,230	1,371,650	$.06
Net income available to common shareholders	$92,616	1,371,650	$.07

Diluted EPS
Net income from continuing operations, net of tax	$16,386	1,371,650	$.01
Net income from discontinued operations, net of tax	$76,230	1,371,650	$.06
Net income available to common shareholders	$92,616	1,371,650	$.07

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income (loss) on the balance sheet as of March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004
Net Income	$1,321,039	$92,616
Net unrealized gains (losses) on securities available for sale:

Net unrealized holding gains (losses) during the period	(44,420)	$37,582
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary sold	(35,679)	—
Income Tax (expense) benefit	15,103	—

Change in accumulated other comprehensive income (loss)	(64,996)	37,582

Total Comprehensive Income	$1,256,043	$130,198

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2005, outstanding commitments to extend credit were $35,749,760.

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

Note 7 – Short-term borrowings

Short-term borrowings as of March 31, 2005 consist of a Federal Home Loan Bank of Atlanta daily rate credit in the amount of $4,000,000. The daily rate credit is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date. Interest is paid monthly on the daily rate credit. The rate was 3.13% at March 31, 2005.

Note 8 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

March 31, 2005

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated on January 14, 1999 in Virginia as First Community National BanCorp. Inc. On July 8, 1999, the corporation changed its name to Smith River Bankshares, Inc. On March 6, 2001, the corporation again changed its name to MainStreet BankShares, Inc. MainStreet was formed for the primary reason of becoming a bank holding company. Upon the formation of Smith River Community Bank, N.A. (“Smith River Bank”), MainStreet bought all the stock of Smith River Bank from the proceeds of its initial offering of its common stock. Smith River Bank opened for business on July 24, 2000.

BankShares organized and capitalized Franklin Community Bank, N.A. (“Franklin Bank”) from the proceeds of a second public offering of its common stock, which was completed on December 31, 2002. Franklin Bank opened for business on September 16, 2002. Franklin Bank is a community bank and engages primarily in the business of making commercial, consumer and real estate loans and taking deposits in its geographical market.

On September 20, 2004, BankShares commenced a private placement offering of its common stock to accredited investors and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Act of 1933. The offering was for a target issuance of 183,334 shares of common stock. There were no brokerage or underwriting commissions payable in the private placement. The offering terminated January 31, 2005 having sold 200,789 shares with total proceeds of $1,807,101. The additional capital raised by this offering was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level.

On January 13, 2005, MainStreet, Smith River Bank and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum, or investors obtained by Argentum for this purpose, agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. Argentum is a limited liability company engaged in investment banking and headquartered in Durham, North Carolina. The transaction closed on March 23, 2005. As part of the transaction, MainStreet has agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan.

MAINSTREET BANKSHARES, INC.

March 31, 2005

MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2005 was $731,003 and MainStreet recorded a contingent liability of $200,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at March 31, 2005.

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

Overview

Total assets at March 31, 2005 were $119,440,223 as compared to $158,342,609 at December 31, 2004. Assets declined $38,902,386. This decline resulted from the divestiture of Smith River Bank during the first quarter of 2005, whose assets were $59,482,118 at December 31, 2004. Assets from continuing operations offset this decline by increasing $20,579,732, or 20.82%. The largest components of total assets at March 31, 2005 were net loans in the amount of $102,857,861, securities available for sale in the amount of $3,569,604, federal funds sold in the amount of $6,265,000, and interest bearing deposits in banks in the amount of $2,912,923. Total deposits were $100,003,805 at March 31, 2005, an increase of $9,565,355 or 10.58% over December 31, 2004. Total shareholders’ equity at March 31, 2005 was $13,940,824.

MAINSTREET BANKSHARES, INC.

March 31, 2005

Net income for the quarter ended March 31, 2005 and 2004 was $1,321,039 and $92,616, respectively. The net income of first quarter 2005 includes the gain on the sale of Smith River Bank in the amount of $842,068 (net of $215,247 cash expenses, $200,000 indemnity loan accrual, and $561,378 tax), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $239,488 (net of tax).

Franklin Bank operates in a market which has had a strong economy, thereby contributing $116.3 million in total assets as compared to $98.3 million at December 31, 2004. Franklin Bank’s net income for the first quarter of 2005 was $238,335 (net of tax). Franklin Bank’s net interest margin was 4.22% and 3.58% for the three month periods ended March 31, 2005 and 2004, respectively. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates, combined with controlled interest rates on deposit accounts. The Federal Reserve raised short-term interest rates five times during 2004 and has raised rates two times during the first quarter of 2005. The quarter ended with a prime rate of 5.75%. The net interest margin is somewhat compressed because young financial institutions such as Franklin Bank must price new loans competitively and consequently do not have older, higher yielding loans in their portfolio and competition is fierce in their market. Franklin Bank’s growth is somewhat dependent on consumer and real estate based lending. It is anticipated that Franklin Bank’s growth will continue throughout 2005, but that growth and the rate of growth may be reduced if interest rates continue to rise.

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

Net interest income was $1,065,393 for the three months ended March 31, 2005, an increase of $592,616 or 125.35% over the $472,777 reported for the same period in 2004. The increase in net interest income is primarily due to increased interest and fees on loans, contributed by both increased in volumes and rates, offset by increases in the cost of funding the loan growth. The net interest margin was 4.22% and 3.58%, respectively, for the three months ended March 31, 2005 and 2004. The Federal Reserve raised short-term interest rates five times during 2004 and has raised rates two times during the first quarter of 2005. The quarter ended with a prime rate of 5.75%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve.

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

A provision for loan losses was recorded in the amounts $164,700 and $136,900 for the three month periods ended March 31, 2005 and 2004, respectively. Strong period over period loan growth at Franklin

MAINSTREET BANKSHARES, INC.

March 31, 2005

Bank primarily contributed to the increase in the loan provision. The allowance for loan losses was $1,308,736 and $677,501 at March 31, 2005 and 2004, respectively. This allowance equated to 1.26% and 1.30% of loans, net of unearned deferred fees and costs at March 31, 2005 and 2004, respectively. Net charge-offs were $(20,822) and $0 for the three months ended March 31, 2005 and 2004, respectively. Net charge-offs were (.09%) and 0.00% for quarter ended 2005 and 2004, respectively, of average loans, net of unearned deferred fees and costs. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $270,520 and $218,061 for the three months ended March 31, 2005 and 2004, respectively, an increase of $52,459 or 24.06%. Service charges on deposit accounts were $44,833 and $23,110 for the above-referenced time periods, respectively, an increase of $21,723 or 94.00%. NSF charges, net of waives and charge-offs, primarily contributed to this increase, increasing by $20,078. Mortgage brokerage income increased by $23,331 or 42.95% for the first three months of 2005 as compared to the same period in 2004. Franklin Bank has partnered with three different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Other fee income and miscellaneous income increased by $7,405 or 5.27% for the first three months of 2005 as compared to the same period in 2004. Servicing fees collected from Smith River Bank in March 2005 in the amount of $10,860 was the primary contributor to the increase.

Noninterest Expense

Total noninterest expense was $1,007,872 and $537,552 for the three month periods ended March 31, 2005 and 2004, respectively. The following chart shows the categories of noninterest expenses for the quarters ending March 31, 2005 and 2004, the dollar change, and the percentage change.

Expense	3-31-05	3-31-04	Dollar Change	Percentage Change
Salaries and employee benefits	$402,766	$270,416	$132,350	48.94%
Occupancy and equipment	123,634	77,547	46,087	59.43
Professional fees	48,950	38,365	10,585	27.59
Advertising and promotion	18,750	12,865	5,885	45.74
Outside processing	71,052	43,215	27,837	64.42
Franchise tax	31,200	11,001	20,199	183.61
Other expenses	111,520	84,143	27,377	32.54

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment, and other expenses. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions.

All categories of noninterest expenses as of March 31, 2005 include expense associated with the Westlake branch of Franklin Bank which opened on April 9, 2004 and direct growth and expansion.

MAINSTREET BANKSHARES, INC.

March 31, 2005

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income from continuing operations in the amount of $123,853 and $0 for the three month periods ended March 31, 2005 and 2004, respectively. As of March 31, 2005, all net operating loss carryforwards have been utilized. Income taxes in the amount of $561,378 were recorded on the gain from the sale of Smith River Bank. The gain, net of tax and expense, is shown as income from discontinued operations.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at March 31, 2005 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	March 31, 2005		December 31, 2004
Commercial	$53,498,167	51.44%	$45,157,571	50.30%
Residential real estate	23,407,537	22.51	20,598,689	22.95
Consumer	27,096,777	26.05	24,014,637	26.75

Total	$104,002,481	100.00%	$89,770,897	100.00%

Gross loans increased $14,231,584 or 15.85% at March 31, 2005 compared to December 31, 2004 due to continuing loan demand. The mix of the type of loans stayed comparable for the two periods. Although continued loan growth for Franklin Bank is expected, it is unlikely that this level of loan growth will continue. Commercial loans continue to be the primary source of lending. Residential real estate loans and consumer loans each decreased as a percentage of total loans from year end 2004 to first quarter end 2005.

MAINSTREET BANKSHARES, INC.

March 31, 2005

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at March 31, 2005. The areas of concentrations are in loans for real estate with an outstanding balance of $14,518,474; loans for construction of buildings with an outstanding balance of $12,451,236; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $5,306,607.

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

There were no loans past due more than 90 days at March 31, 2005 or December 31, 2004. There were no nonaccrual loans at March 31, 2005 or December 31, 2004. There was no other real estate owned at March 31, 2005 or at year-end December 31, 2004.

Deposits

Total deposits at March 31, 2005 and December 31, 2004 were $100,003,805 and $90,438,450, respectively. The deposit mix was as follows:

	March 31, 2005		December 31, 2004
Demand	$11,571,516	11.57%	$8,983,120	9.93%
Interest checking	5,846,072	5.85	4,544,443	5.02
Money markets	10,649,029	10.65	12,023,169	13.30
Savings	19,752,384	19.75	21,002,367	23.22
Time deposits $100,000 and over	19,628,313	19.63	15,533,446	17.18
Other time deposits	32,556,491	32.55	28,351,905	31.35

Total	$100,003,805	100.00%	$90,438,450	100.00%

Total deposits increased $9,565,355, or 10.58%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market, especially when Franklin Bank first opened, to attract depositors. The overall cost of interest bearing deposits was 2.51% and 2.08%, respectively for the three months ended March 31, 2005 and 2004. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004 and during the first quarter of 2005. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense.

Short-term Borrowings

Short-term borrowings as of March 31, 2005 consist of a Federal Home Loan Bank of Atlanta daily rate credit in the amount of $4,000,000. The daily rate credit is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date. Interest is paid monthly on the daily rate credit. The rate was 3.13% at March 31, 2005. These borrowings were utilized to fund increased loan growth at Franklin Bank.

MAINSTREET BANKSHARES, INC.

March 31, 2005

Shareholders’ Equity

Total shareholders equity was $13,940,824 and $12,283,579 at March 31, 2005 and December 31, 2004, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,603.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other loan assets.

The following are MainStreet’s capital ratios at:

	March 31, 2005	December 31, 2004
Tier I Leverage Ratio (Actual)	11.69%	7.73%
Tier I Leverage Ratio (Quarterly Ave.)	8.70	7.86
Tier I Risk-Based Capital Ratio	13.46	8.21
Tier II Risk-Based Capital Ratio	14.71	8.96

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. As a result, MainStreet and Franklin Bank were considered well-capitalized under federal and state capital guidelines as of March 31, 2005. Franklin Bank utilized the proceeds to fund loan growth.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations was primarily loan commitments in the amount of $35,749,760 at March 31, 2005. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities (exclusive of assets and liabilities held for sale) at March 31, 2005 and December 31, 2004 was 12.08% and 6.78%, respectively. The sale of Smith River Bank on March 23, 2005 added an immediate $6,500,000 in liquidity. Deposits provide the basic core for liquidity.

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

MAINSTREET BANKSHARES, INC.

March 31, 2005

In order to preserve capital to facilitate growth and expansion, we do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. Also, at present, the only source of funds from which we could pay cash dividends would be dividends received from Franklin Bank. Franklin Bank similarly does not anticipate paying cash dividends to BankShares in the near future in order to preserve their capital to facilitate growth and expansion of business and to provide a sufficient capital base for its banking activities. Payment of cash dividends by Franklin Bank is limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval. Regulatory restrictions on Franklin Bank’s ability to pay dividends may adversely impact BankShares’ ability to pay dividends to its shareholders.

The holding company generates revenue through the affiliate fee charged to Franklin Bank and the servicing fee charged to Smith River Bank for its operation and service. These services include accounting, investments, treasury management, compliance (provided to Franklin Bank only), deposit and loan operations, and data processing. BankShares utilizes this affiliate fee and servicing income to meet its obligations. The holding company does not own any real property and has a modest amount of fixed assets.

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

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” will be effective for MainStreet for the first interim or annual reporting period beginning after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It will require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Adoption of the FASB Statement No. 123 would have no impact on current financials ending March 31, 2005.

MAINSTREET BANKSHARES, INC.

March 31, 2005

Item 3. Controls and Procedures

MainStreet’s principal executive officer and principal financial officer have reviewed MainStreet’s disclosure controls and procedures (as defined in 204.13a-15(e) and 240.15d-15(e)) as of the end of the period covered by this quarterly report and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MainStreet BankShares, Inc. commenced a private placement on September 20, 2004 which offered its common stock (no par value) under Rule 506 of the Securities and Exchange Commission. Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, allows the sale of stock without registration for shares that will be sold only to purchasers who are “accredited investors” within the meaning of Regulation D and to not more than 35 other investors who (along with any purchaser representative), the Company believes, have such knowledge and experience in financial and business matters that he or she is capable of evaluating the risks and merits of the investment.

MainStreet’s target was the sale of 183,334 shares of its common stock. The shares were offered at a price of $9.00 per share with a minimum purchase price of $25,000. The expiration date of the offering was October 31, 2004, but the Board of Directors of MainStreet BankShares, Inc. extended the offering until January 31, 2005. Total shares sold as of January 31, 2005 were 200,789, of which 44,751 were sold during January 2005. The private placement raised $1,807,101 in gross proceeds from the sale of common stock. No brokerage or underwriting commissions were payable in this offering.

The additional capital raised by this offering was used principally to support the substantial loan growth at the Franklin subsidiary by maintaining all regulatory capital ratios at the adequately capitalized level during 2004.

Item 6. Exhibits

(a)	Exhibits

See index to exhibits.

(b)	Reports on Form 8-K

Form 8-K filed January 18, 2005 reporting that MainStreet BankShares, Inc. entered into an agreement on January 13, 2005 to sell all of the outstanding shares of common stock of Smith River Community Bank, National Association to Argentum Capital Management, LLC or its assigns.

Form 8-K filed February 2, 2005 reporting the termination of a private placement offering on January 31, 2005 of unregistered common stock to accredited investors and up to 35 non-accredited investors.

Form 8-K filed March 28, 2005 reporting the March 23, 2005 consummation of the January 13, 2005 agreement to sell all of the outstanding shares of common stock of Smith River Community Bank, National Association to Argentum Capital Management, LLC or its assigns. The 8-K also reported an Indemnity Agreement and Administrative Services Agreement between MainStreet BankShares, Inc. and Smith River Community Bank, National Association.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2005	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: May 11, 2005	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number		Description of Exhibit
3(i)	**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)		By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1	*	Warrant Plan and Certificates as adopted July 27, 1999, amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Form 8-K filed January 3, 2001, and herein incorporated by reference.

4.2		Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3	*	Form of Shares Subscription Agreement.

4.3.1	***	Form of Shares Subscription Agreement.

4.4	*	Form of Units Subscription Agreement.

4.5		2004 Key Employee Stock Option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1	*	Employment Agreement with President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar included in this document.

10.2		Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

10.3		Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.4		Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.5		Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

31.1		Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2		Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)