Form 10QSB
period 2005-06-30
MAINSTREET BANKSHARES INC
filed 2005-08-10
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,573,569 shares as of July 31, 2005

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No   ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of June 30, 2005 (unaudited).

2.	Consolidated Statements of Income (Loss) for the quarters ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited).

3.	Consolidated Statements of Income (Loss) for the year-to-date periods ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

June 30, 2005

ASSETS

Cash and due from banks	$3,488,206
Interest bearing deposits in banks	71,285
Federal funds sold	12,000
Securities available for sale	6,086,111
Restricted equity securities	996,650

Loans:
Commercial loans	66,815,536
Residential real estate loans	26,322,535
Consumer loans	29,283,575

Total Gross Loans	122,421,646
Unearned deferred fees and costs, net	167,866

Loans, net of unearned deferred fees and costs	122,589,512
Less: allowance for loan losses	(1,532,409)

Net Loans	121,057,103
Furniture, fixtures and equipment	814,104
Accrued interest receivable	494,373
Other assets	686,662

TOTAL ASSETS	$133,706,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$12,599,036
Interest checking deposits	5,660,310
Money market deposits	10,306,889
Savings deposits	20,684,063
Time deposits $100,000 and over	22,127,195
Other time deposits	37,225,966

Total Deposits	108,603,459

Long-term borrowings	10,000,000
Accrued interest payable and other liabilities	768,599

Total Liabilities	119,372,058

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 shares	15,350,606
Accumulated deficit	(1,004,286)
Accumulated other comprehensive loss	(11,884)

Total Shareholders’ Equity	14,334,436

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,706,494

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Interest Income:
Interest and fees on loans	$1,971,623	$843,765
Interest on interest-bearing deposits	724	618
Interest on federal funds sold	21,671	3,517
Interest on securities available for sale	24,368	24,051
Dividends on restricted equity securities	10,098	3,487

Total Interest Income	2,028,484	875,438

Interest Expense:
Interest on certificates of deposit $100,000 and over	176,774	52,656
Interest on other deposits	446,654	235,742
Interest on short-term borrowings	22,581	3,190
Interest on long-term borrowings	31,456	—

Total Interest Expense	677,465	291,588

Net Interest Income	1,351,019	583,850
Provision for loan losses	219,900	437,900

Net Interest Income After Provision for Loan Losses	1,131,119	145,950

Noninterest Income:
Service charges on deposit accounts	44,637	26,194
Mortgage brokerage income	102,478	60,740
Servicing fee income	126,250	133,430
Other fee income and miscellaneous income	15,329	34,770

Total Noninterest Income	288,694	255,134

Noninterest Expense:
Salaries and employee benefits	434,312	303,440
Occupancy and equipment expense	126,453	118,046
Professional fees	56,510	57,060
Advertising and promotion	18,750	13,070
Outside processing	68,219	41,482
Franchise tax	31,800	13,668
Other expenses	107,091	155,893

Total Noninterest Expense	843,135	702,659

Net Income (Loss) From Continuing Operations Before Tax	$576,678	$(301,575)
Income Tax Expense	196,619	—

Net Income (Loss) From Continuing Operations	380,059	(301,575)
Discontinued Operations:
Gain on sale of subsidiary, net of $1,089 tax	1,631	—
Loss from discontinued operations, net of $0 tax	—	(281,561)

Net Income (Loss) From Discontinued Operations	1,631	(281,561)

Net Income (Loss)	$381,690	$(583,136)

Basic Net Income (Loss) Per Share From Continuing Operations	$.24	$(.22)

Basic Net Income (Loss) Per Share	$.24	$(.42)

Diluted Net Income (Loss) Per Share From Continuing Operations	$.24	$(.22)

Diluted Net Income (Loss) Per Share	$.24	$(.42)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest Income:
Interest and fees on loans	$3,527,767	$1,508,631
Interest on interest-bearing deposits	4,034	1,415
Interest on federal funds sold	32,389	10,002
Interest on securities available for sale	47,923	47,105
Dividends on restricted equity securities	15,056	5,877

Total Interest Income	3,627,169	1,573,030
Interest Expense:
Interest on certificates of deposit $100,000 and over	305,840	85,734
Interest on other deposits	832,599	427,479
Interest on short-term borrowings	40,862	3,190
Interest on long-term borrowings	31,456	—

Total Interest Expense	1,210,757	516,403

Net Interest Income	2,416,412	1,056,627
Provision for loan losses	384,600	574,800

Net Interest Income After Provision for Loan Losses	2,031,812	481,827

Noninterest Income:
Service charges on deposit accounts	89,470	49,304
Mortgage brokerage income	180,126	115,057
Servicing fee income	264,598	292,557
Other fee income and miscellaneous income	25,020	16,277

Total Noninterest Income	559,214	473,195

Noninterest Expense:
Salaries and employee benefits	837,078	573,856
Occupancy and equipment expense	250,087	195,593
Professional fees	105,460	95,425
Advertising and promotion	37,500	25,935
Outside Processing	139,271	84,697
Franchise tax	63,000	24,669
Other expenses	218,611	240,036

Total Noninterest Expense	1,651,007	1,240,211

Net Income (Loss) From Continuing Operations Before Tax	$940,019	$(285,189)
Income Tax Expense	320,472	—

Net Income (Loss) From Continuing Operations	619,547	(285,189)
Discontinued Operations:
Gain on sale of subsidiary, net of $562,467 tax	843,699	—
Income (loss) from discontinued operations, net of $0 tax	239,483	(205,331)

Net Income (Loss) From Discontinued Operations	1,083,182	(205,331)

Net Income (Loss)	$1,702,729	$(490,520)

Basic Net Income (Loss) Per Share From Continuing Operations	$.39	$(.21)

Basic Net Income (Loss) Per Share	$1.08	$(.36)

Diluted Net Income (Loss) Per Share From Continuing Operations	$.39	$(.21)

Diluted Net Income (Loss) Per Share	$1.08	$(.36)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash Flows From Operating Activities

Net income (loss) from continuing operations	$619,547	$(285,189)
Net income (loss) from discontinued operations	1,083,182	(205,331)
Provision for loan losses	384,600	574,800
Gain on sale of subsidiary	(1,606,165)	—
Depreciation and amortization	70,810	46,269
Amortization of discounts and premiums, net	1,942	2,111
Increase in accrued interest receivable	(173,683)	(64,367)
Decrease in other assets	40,053	17,705
Increase in accrued interest payable and other liabilities	152,634	118,810

Net cash provided by operating activities	572,920	204,808

Cash Flows From Investing Activities

Decrease in interest-bearing deposits	193,930	979,222
(Increase) decrease in federal funds sold	2,280,000	(2,291,000)
Purchases of furniture, fixtures, and equipment	(178,609)	(281,011)
Purchases of securities available for sale	(4,498,632)	(4,798,656)
Purchases of restricted equity securities	(744,850)	(101,900)
Proceeds from calls and maturities of securities available for sale	2,000,000	3,800,000
Loan originations and principal collections, net	(32,613,122)	(25,517,229)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(212,527)	—
Increase in assets held for sale	(1,661,809)	(5,972,214)
Increase in liabilities held for sale	1,422,326	6,137,540

Net cash used in investing activities	(27,513,293)	(28,045,248)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	6,593,749	7,414,697
Increase in other time deposits	8,874,061	12,566,761
Increase in other deposits	2,697,199	8,296,806
Proceeds from short-term borrowings	4,000,000	—
Repayment of short-term borrowings	(4,000,000)	—
Proceeds from long-term borrowings	10,000,000	—
Issuance of common stock	402,759	40,005
Costs of stock issuance	(1,662)	—

Net cash provided by financing activities	28,566,106	28,318,269

Net increase in cash	1,625,733	477,829
Cash and due from banks at beginning of period	$1,862,473	$1,472,270

Cash and due from banks at end of period	$3,488,206	$1,950,099

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,278,412	$437,244

Cash paid during the period for taxes	$887,300	$—

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$61,108,248	$—

Liabilities of subsidiary sold	$56,426,941	$—

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

On January 13, 2005, MainStreet, Smith River, and Argentum Capital Management, LLC entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. The gross gain on the sale prior to taxes and expenses was $1,818,693. Total costs of the sale, primarily consisting of legal, accounting, and advisory fees, were $212,527. The parties completed substantial due diligence and no prior regulatory approvals were required. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2005 was $715,654 and MainStreet recorded a contingent liability of $200,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at June 30, 2005.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

Due to the sale of Smith River on March 23, 2005, the affiliate fee income and the servicing fee income received monthly since the sale are both shown in servicing fee income. The net income of the bank is shown as income from discontinued operations on the consolidated income statement. Following is a condensed breakdown of the specific categories.

Smith River Community Bank, N.A.

Condensed Income Statement

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Interest Income	$—	$739,824

Interest Expense	—	261,514

Net Interest Income	—	478,310

Provision for loan losses	—	403,500

Net Interest Income after provision for loan losses	—	74,810

Noninterest Income	—	109,826

Noninterest Expense	—	466,197

Net Income	$-0-	$(281,561)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest Income	$823,586	$1,446,742

Interest Expense	268,853	517,580

Net Interest Income	554,733	929,162

Provision for loan losses	—	465,300

Net Interest Income after provision for loan losses	554,733	463,862

Noninterest Income	143,362	233,700

Noninterest Expense	458,612	902,893

Net Income	$239,483	$(205,331)

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiary, Franklin Bank. The net income of Smith River Bank is shown as income from discontinued operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinued operations. The affiliate fee paid to MainStreet from Smith River Bank for the six month periods ended June 30, 2005 and 2004 in the amount of $127,488 and $292,557, respectively, has not been eliminated. The affiliate fee paid to MainStreet from Smith River Bank for the second quarter of 2005 and 2004 in the amount of $0 and $159,127, respectively, has not been eliminated.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. With this information, management then again utilizes the tools and analyzes the risk-rated loans, past dues, concentrations of credit, unsecured loans, and the economic trend to further add to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended June 30, 2005 and 2004 would have been estimated as follows:

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004
Net income (loss) as reported	$381,690	$(583,136)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income (loss)	$381,690	$(583,136)

Net income (loss) per share:

Basic-as reported	$.24	$(.42)
Basic-proforma	$.24	$(.42)

Diluted-as reported	$.24	$(.42)
Diluted-proforma	$.24	$(.42)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income (loss) as reported	$1,702,729	$(490,520)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income (loss)	$1,702,729	$(490,520)

Net income (loss) per share:
Basic-as reported	$1.08	$(.36)
Basic-proforma	$1.09	$(.36)

Diluted-as reported	$1.08	$(.36)
Diluted-proforma	$1.08	$(.36)

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” will be effective for MainStreet for the first interim or annual reporting period beginning after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It will require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Adoption of the FASB Statement No. 123 would have no impact on current financials ending June 30, 2005 or period ending June 30, 2004 financials.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. At June 30, 2005 and June 30, 2004, there were 75,833 warrants outstanding and exercisable. At June 30, 2005 and June 30, 2004, there were 60,000 options that were outstanding and exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2005 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$5,800,000	$—	$(18,725)	$5,781,275

Corporate debt securities	304,117	719	—	304,836

Total securities available for sale	$6,104,117	$719	$(18,725)	$6,086,111

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 are as follows:

	2005	2004
Balance at beginning of year	$1,123,214	$540,601
Provision for loan losses	384,600	574,800
Recoveries	33,214	—
Charge-offs	(8,619)	(347,694)

Balance at period end	$1,532,409	$767,707

Net charge-offs (recoveries) of $(24,595) and $347,694 for the first six months of 2005 and 2004 equated to –(.05)% and 1.30% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at June 30, 2005 was $1,532,409 or 1.25% of loans, net of unearned income and deferred fees. There was one loan past due more than 90 days at June 30, 2005 in the amount of $441 and none at December 31, 2004. Nonaccrual loans were $9,766 and $0 at June 30, 2005 and December 31, 2004, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of June 30, 2005 and June 30, 2004 was $228 and $14,421, respectively. Overdrafts reclassified to loans at June 30, 2005 and December 31, 2004 were $25,001 and $16,091, respectively.

Note 4 – Income Per Share

	Three Months Ended June 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$380,059	1,573,569	$.24

Net income from discontinued operations, net of tax	$1,631	1,573,569	$.00

Net income available to common shareholders	$381,690	1,573,569	$.24

Diluted EPS
Net income from continuing operations, net of tax	$380,059	1,578,609	$.24

Net income from discontinued operations, net of tax	$1,631	1,578,609	$.00

Net income available to common shareholders	$381,690	1,578,609	$.24

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

	Three Months Ended June 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net loss from continuing operations, net of tax	$(301,575)	1,372,780	$(.22)

Net loss from discontinued operations, net of tax	$(281,561)	1,372,780	$(.20)

Net loss available to common shareholders	$(583,136)	1,372,780	$(.42)

Diluted EPS

Net loss from continuing operations, net of tax	$(301,575)	1,372,780	$(.22)

Net loss from discontinued operations net of tax	$(281,561)	1,372,780	$(.20)

Net loss available to common shareholders	$(583,136)	1,372,780	$(.42)

	Six Months Ended June 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Income from continuing operations, net of tax	$619,547	1,568,576	$.39

Income from discontinued operations, net of tax	$1,083,182	1,568,576	$.69

Income available to common shareholders	$1,702,729	1,568,576	$1.08

Diluted EPS

Income from continuing operations, net of tax	$619,547	1,573,616	$.39

Income from discontinued operations, net of tax	$1,083,182	1,573,616	$.69

Income available to common shareholders	$1,702,729	1,573,616	$1.08

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

	Six Months Ended June 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net loss from continuing operations, net of tax	$(285,189)	1,372,215	$(.21)

Net loss from discontinued operations, net of tax	$(205,331)	1,372,215	$(.15)

Net loss available to common shareholders	$(490,520)	1,372,215	$(.36)

Diluted EPS

Net loss from continuing operations, net of tax	$(285,189)	1,372,215	$(.21)

Net loss from discontinued operations, net of tax	$(205,331)	1,372,215	$(.15)

Net loss available to common shareholders	$(490,520)	1,372,215	$(.36)

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income (loss) on the balance sheet as of June 30, 2005 and 2004.

	June 30, 2005	June 30, 2004
Net Income (Loss)	$1,702,729	$(490,520)
Net unrealized losses on securities available for sale:

Net unrealized holding losses during the period	(26,197)	(103,468)
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary Sold	(35,679)	—
Income Tax benefit	8,907	—

Change in accumulated other comprehensive income (loss)	(52,969)	(103,468)

Total Comprehensive (Loss)	$1,649,760	$(593,988)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2005, outstanding commitments to extend credit were $36,838,353.

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

Note 7 – Long-term borrowings

Long-term borrowings as of June 30, 2005 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $10,000,000. Interest is paid monthly on the convertible advance. The advance floats at one month LIBOR minus 50 bps for the first year. The rate reprices monthly on the interest payment due date. The rate at June 30, 2005 was 2.76%. The maturity date is May 19, 2010. The advance is callable once on May 19, 2006. The Federal Home Loan Bank of Atlanta may convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then current ARC spread for a similar advance. If the advance is not converted on May 19, 2006, the advance will flip to a fixed rate of 3.83% until the final maturity date.

Note 8 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2005 was $715,654 and MainStreet has recorded a contingent liability of $200,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at June 30, 2005.

Critical Accounting Policies

MainStreet’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors, peer comparisons, regulatory factors, concentrations of credit, past dues, and the trend in the economy as factors in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. With this information management then again utilizes the tools and analyzes the risk-rated loans, past dues, concentrations of credit, unsecured loans, and the economic trend to further add to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at June 30, 2005 were $133,706,494 as compared to $158,342,609 at December 31, 2004. Assets declined $24,636,115. This decline resulted from the divestiture of Smith River Bank during the first quarter of 2005, whose assets were $59,482,118 at December 31, 2004. Assets from continuing operations offset this decline by increasing $34,846,003, or 35.25%. The largest components of total assets at June 30, 2005 were net loans in the amount of $121,057,103 and securities available for sale in the amount of $6,086,111. Total deposits were $108,603,459 at June 30, 2005, an increase of $18,165,009 or 20.09% over December 31, 2004. Total shareholders’ equity at June 30, 2005 was $14,334,436.

MAINSTREET BANKSHARES, INC.

June 30, 2005

Net income (loss) for the six months ended June 30, 2005 and 2004 was $1,702,729 and $(490,520). The net income for the first six months of 2005 includes the gain on the sale of Smith River Bank in the amount of $843,699 (net of $212,527 cash expenses, $200,000 indemnity loan accrual, and $562,467 tax), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $619,547 (net of tax). Loss from the discontinued operations of Smith River Bank was $(205,331) for the first six months of 2004.

Net income (loss) for the quarter ended June 30, 2005 and 2004 was $381,690 and $(583,136), respectively. Net loss from continuing operations for the second quarter of 2004 was $(301,575) and included an additional $230,000 loan loss provision to cover a commercial loan charge-off in the amount of $334,500. Loss from the discontinued operations of Smith River Bank was $(281,561) for the second quarter of 2004.

Franklin Bank operates in a market which has had a strong economy and has accumulated $133.4 million in total assets at June 30, 2005 as compared to $98.3 million at December 31, 2004. Franklin Bank’s net income for the first six months of 2005 was $614,242 (net of tax). Franklin Bank’s net interest margin was 4.33% and 3.60% for the six month periods ended June 30, 2005 and 2004, respectively. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates, combined with controlled interest rates on deposit accounts along with increases in the short-term federal funds rate. The Federal Reserve raised short-term interest rates five times during 2004 and has raised rates four times during the first six months of 2005. The quarter ended with a prime rate of 6.25%. Competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. It is anticipated that Franklin Bank’s growth will continue throughout 2005, but that growth and the rate of growth may be reduced if interest rates continue to rise.

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

Net interest income was $2,416,412 for the six months ended June 30, 2005, an increase of $1,359,785 or 128.69% over the $1,056,627 reported for the same period in 2004. Net interest income was $1,351,019 for the second quarter of 2005, an increase of $767,169 or 131.40% over the $583,850 reported for the same period in 2004. The year to date and quarterly increases in net interest income are primarily due to increased interest and fees on loans, contributed by both increased in volumes and rates, offset by increases in the cost of funding the loan growth. The net interest margin was 4.34% and 3.60%, respectively, for the six months ended June 30, 2005 and 2004. The Federal Reserve raised short-term interest rates five times during 2004 and has raised rates four times during the first six months of 2005. The quarter ended with a prime rate of 6.25%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve.

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

A provision for loan losses was recorded in the amounts $384,600 and $574,800 for the six month periods ending June 30, 2005 and 2004, respectively. For the second quarter of 2005 and 2004, a provision for loan losses was recorded in the amounts of $219,900 and $437,900, respectively. The provision for loan losses during the second quarter of 2004 includes a $230,000 accrual to cover a $334,500 commercial charge-off. Strong period over period loan growth at Franklin Bank primarily contributes to the remainder of the increase in the quarterly and year-to-date loan loss provisions. The allowance for loan losses was $1,532,409 and $767,707 at June 30, 2005 and 2004, respectively. This allowance equated to 1.25% and 1.15% of loans, net of unearned deferred fees and costs at June 30, 2005 and 2004, respectively. Net charge-offs were $(24,595) and $347,694 for the six months ended June 30, 2005 and 2004, respectively. Net charge-offs were (.05%) and 1.30% for the six months ended 2005 and 2004, respectively, of average loans, net of unearned deferred fees and costs. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $559,214 and $473,195 for the six months ending June 30, 2005 and 2004, respectively, an increase of $86,019 or 18.18%. Service charges on deposit accounts were $89,470 and $49,304 for the above-referenced time periods, respectively, an increase of $40,166 or 81.47%. NSF charges, net of waives and charge-offs, primarily contributed to this increase, increasing by $37,010. Mortgage brokerage income increased by $65,069 or 56.55% for the first six months of 2005 as compared to the same period in 2004. Franklin Bank has partnered with three different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Servicing fees collected from Smith River Bank were $137,110 for the six months ended June 30, 2005. Affiliate fees charged to Smith River Bank prior to the sale on March 23, 2005 were $127,488. Affiliate fees charged to Smith River Bank during the six months ended June 30, 2004 were $292,557. Total fees charged to Smith River Bank for the six month periods ended June 30, 2005 as compared to 2004 declined by $27,959.

Total noninterest income was $288,694 and $255,134 for the quarters ended June 30, 2005 and 2004, respectively, an increase of $33,560 or 13.15%. Service charges on deposit accounts were $44,637 and $26,194, an increase of $18,443 or 70.41%, respectively for the above-referenced time periods. As with the year to date analysis, this was primarily due to an increase in NSF charges, net of waives and charge-offs. Mortgage brokerage income was $102,478 and $60,740, an increase of $41,738 or 68.72% for the three months ended June 30, 2005 and 2004. Servicing fees collected from Smith River Bank during the second quarter of 2005 were $126,250 and affiliate fees charged during the comparable quarter of 2004 were $133,430. Total fees charged to Smith River Bank for the quarterly period ended June 30, 2005 as compared to 2004 declined by $7,180.

Noninterest Expense

Total noninterest expense was $1,651,007 and $1,240,211 for the six month periods ending June 30, 2005 and 2004, respectively. The following chart shows the categories of noninterest expenses for the six month periods ending June 30, 2005 and 2004, the dollar change, and the percentage change.

MAINSTREET BANKSHARES, INC.

June 30, 2005

Expense	YTD 6-30-05	YTD 6-30-04	Dollar Change	Percentage Change
Salaries and employee benefits	$837,078	$573,856	$263,222	45.87%
Occupancy and equipment	250,087	195,593	54,494	27.86
Professional fees	105,460	95,425	10,035	10.52
Advertising and promotion	37,500	25,935	11,565	44.59
Outside processing	139,271	84,697	54,574	64.43
Franchise tax	63,000	24,669	38,331	155.38
Other expenses	218,611	240,036	-21,425	-8.93

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment, and other expenses. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. All categories of noninterest expenses as of June 30, 2005 include expense associated with the Westlake branch of Franklin Bank which opened on April 9, 2004 and direct growth and expansion. The franchise tax expense is based on the total amount of capital; therefore, with the downstream of capital to Franklin Bank from the holding company, the capital level increased thus causing an increase in the franchise tax.

Total noninterest expense was $843,135 and $702,659 for the quarters ending June 30, 2005 and 2004, respectively. The following chart shows the categories of noninterest expenses for the quarterly periods ending June 30, 2005 and 2004, the dollar change, and the percentage change.

Expense	QTR 6-30-05	QTR 6-30-04	Dollar Change	Percentage Change
Salaries and employee benefits	$434,312	$303,440	$130,872	43.13%
Occupancy and equipment	126,453	118,046	8,407	7.12
Professional fees	56,510	57,060	-550	-0.96
Advertising and promotion	18,750	13,070	5,680	43.46
Outside processing	68,219	41,482	26,737	64.45
Franchise tax	31,800	13,668	18,132	132.66
Other expenses	107,091	155,893	-48,802	-31.30

As with the year to date analysis, the largest components of quarterly noninterest expense is salaries and employee benefits, followed by occupancy and equipment, and other expenses. All categories include expense associated with direct growth and expansion.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income from continuing operations in the amount of $320,472 and $0 for the six month periods ended June 30, 2005 and 2004, respectively. Income tax expense on income from continuing operations was recorded in the amounts of $196,619 and $0 for the quarterly periods ending June 30, 2005 and 2004. As of June 30, 2005, all net operating loss carryforwards have been utilized. Income taxes in the amount of $562,467 have been recorded on the gain from the sale of Smith River Bank. The gain, net of tax and expense, is shown as income from discontinued operations.

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at June 30, 2005 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	June 30, 2005		December 31, 2004
Commercial	$66,815,536	54.58%	$45,157,571	50.30%
Residential real estate	26,322,535	21.50	20,598,689	22.95
Consumer	29,283,575	23.92	24,014,637	26.75

Total	$122,421,646	100.00%	$89,770,897	100.00%

Gross loans increased $32,650,749 or 36.37% at June 30, 2005 compared to December 31, 2004 due to continuing loan demand. The mix of the type of loans stayed comparable for the two periods. Although continued loan growth for Franklin Bank is expected, it is unlikely that this level of loan growth will continue. Commercial loans continue to be the primary source of lending. Residential real estate loans and consumer loans each decreased as a percentage of total loans from year end 2004 to June 30, 2005.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at June 30, 2005. The areas of concentrations are in loans for real estate with an outstanding balance of $16,752,788; loans for construction of buildings with an outstanding balance of $14,674,663; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $8,412,117.

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

Loans past due more than 90 days at June 30, 2005 and December 31, 2004 were $441 and $0, respectively. Nonaccrual loans at June 30, 2005 and December 31, 2004 were $9,766 and $0, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of June 30, 2005 was $228. There was no other real estate owned at June 30, 2005 or at year-end December 31, 2004.

Deposits

Total deposits at June 30, 2005 and December 31, 2004 were $108,603,459 and $90,438,450, respectively. The deposit mix was as follows:

	June 30, 2005		December 31, 2004
Demand	$12,599,036	11.60%	$8,983,120	9.93%
Interest checking	5,660,310	5.21	4,544,443	5.02
Money markets	10,306,889	9.49	12,023,169	13.30
Savings	20,684,063	19.05	21,002,367	23.22
Time deposits $100,000 and over	22,127,195	20.37	15,533,446	17.18
Other time deposits	37,225,966	34.28	28,351,905	31.35

Total	$108,603,459	100.00%	$90,438,450	100.00%

Total deposits increased $18,165,009 or 20.09%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market, especially when Franklin Bank first opened, to attract depositors. The overall cost of interest bearing deposits was 2.64% and 2.14%, respectively for the six months ended June 30, 2005 and 2004. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004 and during the first half of 2005. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense.

Long-term Borrowings

Long-term borrowings as of June 30, 2005 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $10,000,000. Interest is paid monthly on the convertible advance. The advance floats at one month LIBOR minus 50 bps for the first year. The rate reprices monthly on the interest payment due date. The rate at June 30, 2005 was 2.76%. The maturity date is May 19, 2010. The advance is callable once on May 19, 2006. The Federal Home Loan Bank of Atlanta may convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then current ARC spread for a similar advance. If the advance is not converted on May 19, 2006, the advance will flip to a fixed rate of 3.83% until the final maturity date.

Shareholders’ Equity

Total shareholders equity was $14,334,436 and $12,283,579 at June 30, 2005 and December 31, 2004, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,603.

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

The following are MainStreet’s capital ratios at:

	June 30, 2005	December 31, 2004
Tier I Leverage Ratio (Actual)	10.73%	7.73%
Tier I Leverage Ratio (Quarterly Ave.)	11.52	7.86
Tier I Risk-Based Capital Ratio	11.77	8.21
Tier II Risk-Based Capital Ratio	13.02	8.96

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines as of June 30, 2005.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations was primarily loan commitments in the amount of $36,838,353 at June 30, 2005. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities (exclusive of assets and liabilities held for sale) at June 30, 2005 and December 31, 2004 was 5.17% and 6.78%, respectively. The sale of Smith River Bank on March 23, 2005 added an immediate $6,500,000 in liquidity. Core deposits are the primary foundation for liquidity.

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

The following table shows the sensitivity of MainStreet’s balance sheet at June 30, 2005, but is not necessarily indicative of the position on other dates.

	Three Months or Less	Greater than Three To Twelve Months	Cumulative One Year	Greater than Twelve Months	Total
Rate Sensitive Assets:
Time Balances	$71,285	$—	$71,285	$—	$71,285
Federal Funds Sold	12,000	—	12,000	—	12,000
Investments	3,497,900	304,836	3,802,736	2,283,375	6,086,111
Restricted Equity Securities	—	—	—	996,650	996,650
Gross Loans
Commercial – Secured by Real Estate	25,376,663	2,670,715	28,047,378	26,340,131	54,387,509
Retail – Secured by Real Estate	37,988,631	4,449,592	42,438,223	14,139,450	56,577,673
Commercial – Other	4,874,127	95,495	4,969,622	4,003,462	8,973,084
Other Retail Loans	1,328,662	91,723	1,420,385	1,062,995	2,483,380

Total Rate Sensitive Assets	$73,149,268	$7,612,361	$80,761,629	$48,826,063	$129,587,692

Rate Sensitive Liabilities:
Interest Checking	$5,660,310	$—	$5,660,310	$—	$5,660,310
Money Markets	10,306,889	—	10,306,889	—	10,306,889
Savings	20,684,063	—	20,684,063	—	20,684,063
Time Deposits $100,000 and over	1,350,331	10,015,450	11,365,781	10,761,414	22,127,195
Other Time Deposits	3,974,971	17,873,358	21,848,329	15,377,637	37,225,966
Long-Term Borrowings	10,000,000	—	10,000,000	—	10,000,000

Total Rate Sensitive Liabilities	$51,976,564	$27,888,808	$79,865,372	$26,139,051	$106,004,423
Interest Rate Sensitivity Gap	$21,172,704	$(20,276,447)	$896,257	$22,687,012	$23,583,269

Cumulative interest sensitivity gap	$21,172,704	$896,257	$—	$23,583,269	—
Ratio of sensitivity gap to rate sensitive assets	16.34%	(15.65%)	.69%	17.51%	18.20%
Cumulative ratio of sensitivity gap to rate sensitive assets	16.34%	.69%	—	18.20%	—

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

this plan are 137,000. The minimum exercise price per share for any option granted under this plan is the fair market price on the grant date. Currently, there have been no stock option grants under this plan.

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” will be effective for MainStreet for the first interim or annual reporting period beginning after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It will require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Adoption of the FASB Statement No. 123 would have no impact on current financials ending June 30, 2005.

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

MainStreet BankShares, Inc. held its sixth annual meeting of shareholders on May 12, 2005 at the Piedmont Arts Association, Martinsville, VA 24112. There was one matter submitted to a vote of security holders, which was the election of four directors.

	For	Against
Larry A. Heaton (Class A – Term Expires 2008)	990,347	2,000
Morton W. Lester (Class A – Term Expires 2008)	991,047	1,300
Cecil R. McCullar (Class A – Term Expires 2008)	991,347	1,000
Michael A. Turner (Class A – Term Expires 2008)	991,347	1,000

The following classes of directors also continued after the meeting:

Class B Directors – Term Expires 2006

Jesse D. Cahill, Sr.	Director
Joseph F. Clark	Director
Roxann B. Dillon	Director
Joe C. Philpott	Director
Joel R. Shepherd	Director

Class C Directors – Term Expires 2007

Charles L. Dalton	Director
John M. Deekens	Director
Danny M. Perdue	Director
Milford A. Weaver	Director

Item 5. Other Information

(a)	The Board of Directors of Mainstreet BankShares, Inc. met on July 13, 2005 and amended the bylaws of the Corporation. Section 2.15 read as follows prior to the change:

SECTION 2.15 Retirement. Except when consented to by unanimous vote of the other Directors, no person shall stand for election or re-election to the Board who has reached the age of 75 years prior to the date of the regular annual meeting of the shareholders at which an election of directors is held, and no person who has reached the age of 75 years may be elected to fill a vacancy on or as an addition to the Board.

The Board of Directors unanimously approved to change the age of 75 above in both Instances to the age of 70.

MAINSTREET BANKSHARES, INC.

June 30, 2005

Item 6. Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2005	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: August 10, 2005	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)* *	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001, amended October 16, 2002, amended September 17, 2003 and amended July 13, 2005 and attached herein to this document.

10.1*	Employment Agreement with President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar, filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

10.3	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.4	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.5	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)