Form 10QSB
period 2005-09-30
MAINSTREET BANKSHARES INC
filed 2005-11-04
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,573,569 shares as of October 31, 2005

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of September 30, 2005 (unaudited).

2.	Consolidated Statements of Income for the quarters ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited).

3.	Consolidated Statements of Income (Loss) for the year-to-date periods ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

September 30, 2005

ASSETS
Cash and due from banks	$3,511,211
Interest bearing deposits in banks	63,451
Federal funds sold	2,428,000
Securities available for sale	6,566,727
Restricted equity securities	1,008,250

Loans:
Commercial loans	75,491,681
Residential real estate loans	28,300,914
Consumer loans	32,316,266

Total Gross Loans	136,108,861
Unearned deferred fees and costs, net	132,693

Loans, net of unearned deferred fees and costs	136,241,554
Less: allowance for loan losses	(1,703,109)

Net Loans	134,538,445
Furniture, fixtures and equipment	856,412
Accrued interest receivable	562,029
Other assets	808,477

TOTAL ASSETS	$150,343,002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$14,005,006
Interest checking deposits	7,631,533
Money market deposits	11,688,396
Savings deposits	20,945,663
Time deposits $100,000 and over	27,230,950
Other time deposits	43,023,052

Total Deposits	124,524,600
Long-term borrowings	10,000,000
Accrued interest payable and other liabilities	1,019,954

Total Liabilities	135,544,554

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 shares	15,350,606
Accumulated deficit	(529,104)
Accumulated other comprehensive loss	(23,054)

Total Shareholders’ Equity	14,798,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,343,002

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Interest Income:
Interest and fees on loans	$2,306,033	$1,080,719
Interest on interest-bearing deposits	530	456
Interest on federal funds sold	61,999	32,242
Interest on securities available for sale	24,334	25,095
Dividends on restricted equity securities	10,679	3,442

Total Interest Income	2,403,575	1,141,954

Interest Expense:
Interest on certificates of deposit $100,000 and over	230,530	109,907
Interest on other deposits	535,405	325,193
Interest on short-term borrowings	—	—
Interest on long-term borrowings	76,490	—

Total Interest Expense	842,425	435,100

Net Interest Income	1,561,150	706,854
Provision for loan losses	170,700	117,200

Net Interest Income After Provision for Loan Losses	1,390,450	589,654

Noninterest Income:
Service charges on deposit accounts	38,115	35,756
Mortgage brokerage income	104,107	41,920
Servicing fee income	126,250	153,586
Other fee income and miscellaneous income	16,291	10,911

Total Noninterest Income	284,763	242,173

Noninterest Expense:
Salaries and employee benefits	480,361	341,285
Occupancy and equipment expense	138,152	127,494
Professional fees	67,905	49,398
Advertising and promotion	23,803	21,267
Outside processing	66,792	53,638
Franchise tax	31,800	18,668
Other expenses	150,918	112,115

Total Noninterest Expense	959,731	723,865

Net Income From Continuing Operations Before Tax	$715,482	$107,962
Income Tax Expense	240,300	—

Net Income From Continuing Operations	475,182	107,962
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	—	—
Income from discontinued operations, net of $0 tax	—	172,263

Net Income From Discontinued Operations	—	172,263

Net Income	$475,182	$280,225

Basic Net Income Per Share From Continuing Operations	$.30	$.08

Basic Net Income Per Share	$.30	$.20

Diluted Net Income Per Share From Continuing Operations	$.30	$.08

Diluted Net Income Per Share	$.30	$.20

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Interest Income:
Interest and fees on loans	$5,833,800	$2,589,350
Interest on interest-bearing deposits	4,564	1,871
Interest on federal funds sold	94,388	42,244
Interest on securities available for sale	72,257	72,200
Dividends on restricted equity securities	25,735	9,319

Total Interest Income	6,030,744	2,714,984

Interest Expense:
Interest on certificates of deposit $100,000 and over	536,370	195,641
Interest on other deposits	1,368,004	752,672
Interest on short-term borrowings	40,862	3,190
Interest on long-term borrowings	107,946	—

Total Interest Expense	2,053,182	951,503

Net Interest Income	3,977,562	1,763,481
Provision for loan losses	555,300	692,000

Net Interest Income After Provision for Loan Losses	3,422,262	1,071,481

Noninterest Income:
Service charges on deposit accounts	127,585	85,060
Mortgage brokerage income	284,233	156,977
Servicing fee income	390,848	446,143
Other fee income and miscellaneous income	41,311	27,188

Total Noninterest Income	843,977	715,368

Noninterest Expense:
Salaries and employee benefits	1,317,439	915,141
Occupancy and equipment expense	388,239	323,087
Professional fees	173,365	144,823
Advertising and promotion	61,303	47,202
Outside Processing	206,063	138,335
Franchise tax	94,800	43,337
Other expenses	369,529	352,151

Total Noninterest Expense	2,610,738	1,964,076

Net Income (Loss) From Continuing Operations Before Tax	$1,655,501	$(177,227)
Income Tax Expense	560,772	—

Net Income (Loss) From Continuing Operations	1,094,729	(177,227)
Discontinued Operations:
Gain on sale of subsidiary, net of $562,467 tax	843,699	—
Income (loss) from discontinued operations, net of $0 tax	239,483	(33,068)

Net Income (Loss) From Discontinued Operations	1,083,182	(33,068)

Net Income (Loss)	$2,177,911	$(210,295)

Basic Net Income (Loss) Per Share From Continuing Operations	$.70	$(.13)

Basic Net Income (Loss) Per Share	$1.39	$(.15)

Diluted Net Income (Loss) Per Share From Continuing Operations	$.69	$(.13)

Diluted Net Income (Loss) Per Share	$1.37	$(.15)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash Flows From Operating Activities

Net income (loss) from continuing operations	$1,094,729	$(177,227)
Net income (loss) from discontinued operations	1,083,182	(33,068)
Provision for loan losses	555,300	692,000
Gain on sale of subsidiary	(1,606,165)	—
Depreciation and amortization	111,795	80,191
Amortization of discounts and premiums, net	2,541	1,948
Increase in accrued interest receivable	(241,339)	(137,364)
Increase in other assets	(76,008)	(107,408)
Increase in accrued interest payable and other liabilities	403,989	251,879

Net cash provided by operating activities	1,328,024	570,951

Cash Flows From Investing Activities

Decrease in interest-bearing deposits	201,764	1,106,129
Increase in federal funds sold	(136,000)	(2,139,000)
Purchases of furniture, fixtures, and equipment	(261,902)	(305,210)
Purchases of securities available for sale	(8,496,771)	(12,296,519)
Purchases of restricted equity securities	(756,450)	(101,900)
Proceeds from calls and maturities of securities available for sale	5,500,000	6,800,000
Loan originations and principal collections, net	(46,265,164)	(35,197,470)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(212,527)	—
Increase in assets held for sale	(1,661,809)	(5,830,299)
Increase in liabilities held for sale	1,422,326	5,823,362

Net cash used in investing activities	(44,166,533)	(42,140,907)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	11,697,504	10,679,120
Increase in other time deposits	14,671,147	15,480,177
Increase in other deposits	7,717,499	15,614,966
Proceeds from short-term borrowings	4,000,000	—
Repayment of short-term borrowings	(4,000,000)	—
Proceeds from long-term borrowings	10,000,000	—
Issuance of common stock	402,759	783,846
Costs of stock issuance	(1,662)	—

Net cash provided by financing activities	44,487,247	42,558,109

Net increase in cash	1,648,738	988,153
Cash and due from banks at beginning of period	$1,862,473	$1,472,270

Cash and due from banks at end of period	$3,511,211	$2,460,423

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,960,448	$708,684

Cash paid during the period for taxes	$1,191,816	$—

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$61,108,248	$—

Liabilities of subsidiary sold	$56,426,941	$—

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

On January 13, 2005, MainStreet, Smith River, and Argentum Capital Management, LLC entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. The gross gain on the sale prior to taxes and expenses was $1,818,692. Total costs of the sale, primarily consisting of legal, accounting, and advisory fees, were $212,527. The parties completed substantial due diligence and no prior regulatory approvals were required. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at September 30, 2005 was $709,264 and MainStreet recorded a contingent liability of $250,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at September 30, 2005.

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

Smith River Community Bank, N.A.

Condensed Income Statement

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Interest Income	$—	$837,111
Interest Expense	—	269,321

Net Interest Income	—	567,790
Provision for loan losses	—	32,200

Net Interest Income after provision for loan losses	—	535,590
Noninterest Income	—	122,666
Noninterest Expense	—	485,993

Net Income	$—	$172,263

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Interest Income	$823,586	$2,283,853
Interest Expense	268,853	786,901

Net Interest Income	554,733	1,496,952
Provision for loan losses	—	497,500

Net Interest Income after provision for loan losses	554,733	999,452
Noninterest Income	143,362	356,366
Noninterest Expense	458,612	1,388,886

Net Income	$239,483	$(33,068)

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiary, Franklin Bank. The net income of Smith River Bank is shown as income from discontinued operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinued operations. The affiliate fee paid to MainStreet from Smith River Bank for the nine month periods ended September 30, 2005 and 2004 in the amount of $127,488 and $446,143, respectively, has not been eliminated. The affiliate fee paid to MainStreet from Smith River Bank for the third quarter of 2005 and 2004 in the amount of $0 and $153,586 respectively, has not been eliminated.

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

September 30, 2005

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

(g) Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are capable of estimation and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. With this information, management then again utilizes the tools and analyzes the risk-rated loans, past dues, concentrations of credit, unsecured loans, and the economic trend to further add to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

(k) Stock Options and Warrants

As permitted by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Corporation accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 requires compensation expense to be recorded on the date of the grant only if the current market value price of the underlying stock exceeds the exercise price. Proforma information is presented as if net income had been determined under the fair value based method as prescribed by SFAS No. 123.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation.” This standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

The Corporation also uses the intrinsic value method to account for its warrants.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended September 30, 2005 and 2004 would have been estimated as follows:

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
Net income as reported	$475,182	$280,225
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income	$475,182	$280,225

Net income per share:
Basic-as reported	$.30	$.20
Basic-proforma	$.30	$.20

Diluted-as reported	$.30	$.20
Diluted-proforma	$.30	$.20

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income (loss) as reported	$2,177,911	$(210,295)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income (loss)	$2,177,911	$(210,295)

Net income (loss) per share:
Basic-as reported	$1.39	$(.15)
Basic-proforma	$1.39	$(.15)

Diluted-as reported	$1.37	$(.15)
Diluted-proforma	$1.37	$(.15)

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” will be effective for MainStreet for the first interim or annual reporting period beginning after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It will require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Adoption of the FASB Statement No. 123 would have no impact on current financials ending September 30, 2005 or period ending September 30, 2004 financials.

(l) Advertising Costs

Advertising costs are expensed as incurred.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

(n) Net Income Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. At September 30, 2005 and September 30, 2004, there were 75,833 warrants outstanding and exercisable. At September 30, 2005 and September 30, 2004, there were 60,000 options that were outstanding and exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2005 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$6,299,255	$—	$(34,967)	$6,264,288
Corporate debt securities	302,402	37	—	302,439

Total securities available for sale	$6,601,657	$37	$(34,967)	$6,566,727

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 are as follows:

	2005	2004
Balance at beginning of year	$1,123,214	$540,601
Provision for loan losses	555,300	692,000
Recoveries	33,214	—
Charge-offs	(8,619)	(347,694)

Balance at period end	$1,703,109	$884,907

Net charge-offs (recoveries) of $(24,595) and $347,694 for the first nine months of 2005 and 2004 equated to (.03)% and .78% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at September 30, 2005 was $1,703,109 or 1.25% of loans, net of unearned income and deferred fees. There were no loans past due more than 90 days at September 30, 2005 and December 31, 2004. Nonaccrual loans were $43,077 and $0 at September 30, 2005 and December 31, 2004, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of September 30, 2005 and September 30, 2004 was $1,192 and $20,908, respectively. Overdrafts reclassified to loans at September 30, 2005 and December 31, 2004 were $12,780 and $16,091, respectively.

Note 4 – Income Per Share

	Three Months Ended September 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$475,182	1,573,569	$.30
Net income from discontinued operations, net of tax	$—	1,573,569	$.00
Net income available to common shareholders	$475,182	1,573,569	$.30

Diluted EPS
Net income from continuing operations, net of tax	$475,182	1,607,674	$.30
Net income from discontinued operations, net of tax	$—	1,607,674	$.00
Net income available to common shareholders	$475,182	1,607,674	$.30

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

	Three Months Ended September 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$107,962	1,375,139	$.08
Net income from discontinued operations, net of tax	$172,263	1,375,139	$.12
Net income available to common shareholders	$280,225	1,375,139	$.20

Diluted EPS
Net income from continuing operations, net of tax	$107,962	1,375,139	$.08
Net income from discontinued operations net of tax	$172,263	1,375,139	$.12
Net income available to common shareholders	$280,225	1,375,139	$.20

	Nine Months Ended September 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$1,094,729	1,570,259	$.70
Net income from discontinued operations, net of tax	$1,083,182	1,570,259	$.69
Net income available to common shareholders	$2,177,911	1,570,259	$1.39

Diluted EPS
Net income from continuing operations, net of tax	$1,094,729	1,586,672	$.69
Net income from discontinued operations, net of tax	$1,083,182	1,586,672	$.68
Net income available to common shareholders	$2,177,911	1,586,672	$1.37

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

	Nine Months Ended September 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net loss from continuing operations, net of tax	$(177,227)	1,373,197	$(.13)
Net loss from discontinued operations, net of tax	$(33,068)	1,373,197	$(.02)
Net loss available to common shareholders	$(210,295)	1,373,197	$(.15)

Diluted EPS
Net loss from continuing operations, net of tax	$(177,227)	1,373,197	$(.13)
Net loss from discontinued operations, net of tax	$(33,068)	1,373,197	$(.02)
Net loss available to common shareholders	$(210,295)	1,373,197	$(.15)

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income (loss) on the balance sheet as of September 30, 2005 and 2004.

	September 30, 2005	September 30, 2004
Net Income (Loss)	$2,177,911	$(210,295)
Net unrealized losses on securities available for sale:

Net unrealized holding losses during the period	(43,121)	(44,853)
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary Sold	(35,679)	—
Income Tax benefit	14,661	—

Change in accumulated other comprehensive income (loss)	(64,139)	(44,853)

Total Comprehensive Income (Loss)	$2,113,772	$(255,148)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2005, outstanding commitments to extend credit were $42,679,652.

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

Note 7 – Long-term borrowings

Long-term borrowings as of September 30, 2005 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $10,000,000. Interest is paid monthly on the convertible advance. The advance floats at one month LIBOR minus 50 bps for the first year. The rate reprices monthly on the interest payment due date. The rate at September 30, 2005 was 3.29%. The maturity date is May 19, 2010. The advance is callable once on May 19, 2006. The Federal Home Loan Bank of Atlanta may convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then current ARC spread for a similar advance. If the advance is not converted on May 19, 2006, the advance will flip to a fixed rate of 3.83% until the final maturity date.

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

September 30, 2005

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

MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at September 30, 2005 was $709,264 and MainStreet has recorded a contingent liability of $250,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at September 30, 2005.

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

MAINSTREET BANKSHARES, INC.

September 30, 2005

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are capable of estimation and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. With this information management then again utilizes the tools and analyzes the risk-rated loans, past dues, concentrations of credit, unsecured loans, and the economic trend to further add to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at September 30, 2005 were $150,343,002 as compared to $158,342,609 at December 31, 2004, a decline of $7,999,607. This decline resulted from the divestiture of Smith River Bank during the first quarter of 2005, whose assets were $59,482,118 at December 31, 2004. Assets from continuing operations offset this decline by increasing $51,482,511, or 52.08% from year-end 2004. The largest components of total assets at September 30, 2005 were net loans in the amount of $134,538,445 and securities available for sale in the amount of $6,566,727. Total deposits were $124,524,600 at September 30, 2005, an increase of $34,086,150 or 37.69% over December 31, 2004. Total shareholders’ equity at September 30, 2005 was $14,798,448.

Net income (loss) for the nine months ended September 30, 2005 and 2004 was $2,177,911 and $(210,295). The net income for the first nine months of 2005 includes the gain on the sale of Smith River Bank in the amount of $843,699 (net of $212,527 cash expenses, $200,000 indemnity loan accrual, and $562,467 tax), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $1,094,729 (net of tax). Included in net income from continuing operations is a $50,000 additional indemnity loan expense accrual recorded in September 2005. Net loss from continuing operations for the nine months ended September 30, 2004 was $(177,227) and included an additional $230,000 loan loss provision to cover a commercial loan charge-off in the amount of $334,500. Loss from the discontinued operations of Smith River Bank was $(33,068) for the first nine months of 2004.

Net income for the quarters ended September 30, 2005 and 2004 was $475,182 and $280,225, respectively. Net income from continuing operations for the third quarter of 2004 was $107,962. Income from the discontinued operations of Smith River Bank was $172,263 for the third quarter of 2004.

Franklin Bank operates in a market which has had a strong economy and has accumulated $149,970,189 in total assets at September 30, 2005 as compared to $98,269,513 at December 31, 2004. Franklin Bank’s net

MAINSTREET BANKSHARES, INC.

September 30, 2005

income for the first nine months of 2005 was $1,120,614 (net of tax). Franklin Bank’s net interest margin was 4.38% and 3.47% for the nine month periods ended September 30, 2005 and 2004, respectively. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates and loan fee income, combined with controlled interest rates on deposit accounts along with increases in the short-term federal funds rate. Franklin’s assets repriced faster than their deposits. The Federal Reserve raised short-term interest rates five times during 2004 and has raised rates six times during the first nine months of 2005.

The quarter ended with a prime rate of 6.75%. Competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s growth in the future may be negatively affected by interest rate increases and deterioration in the real estate market, if it occurs.

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

Net interest income was $3,977,562 for the nine months ended September 30, 2005, an increase of $2,214,081 or 125.55% over the $1,763,481 reported for the same period in 2004. Net interest income was $1,561,150 for the third quarter of 2005, an increase of $854,296 or 120.86% over the $706,854 reported for the same period in 2004. The year to date and quarterly increases in net interest income are primarily due to increased interest and fees on loans, contributed by both increased in volumes and rates, offset by increases in the cost of funding the loan growth. Gross loan volume increased $46,337,964 from year-end 2005 and $13,687,215 from quarter-end June 30, 2005. The net interest margin was 4.40% and 3.47%, respectively, for the nine months ended September 30, 2005 and 2004. The Federal Reserve raised short-term interest rates five times during 2004 and has raised rates six times during the first nine months of 2005. The quarter ended with a prime rate of 6.75%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends inhistorical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense.

A provision for loan losses was recorded in the amounts $555,300 and $692,000 for the nine month periods ending September 30, 2005 and 2004, respectively. For the third quarter of 2005 and 2004, a provision for loan losses was recorded in the amounts of $170,700 and $117,200, respectively. The provision for loan losses during the nine months ended 2004 included a $230,000 accrual to cover a $334,500 commercial charge-off. Strong period over period loan growth at Franklin Bank primarily contributes to the remainder of the increase in the quarterly and year-to-date loan loss provisions. The allowance for loan losses was $1,703,109 and $884,907 at September 30, 2005 and 2004, respectively. This allowance equated to 1.25%

MAINSTREET BANKSHARES, INC.

September 30, 2005

and 1.16% of loans, net of unearned deferred fees and costs at September 30, 2005 and 2004, respectively. Net charge-offs (recoveries) were $(24,595) and $347,694 for the nine months ended September 30, 2005 and 2004, respectively. Net charge-offs (recoveries) were (.03%) and .78% for the nine months ended 2005 and 2004, respectively, of average loans, net of unearned deferred fees and costs. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $843,977 and $715,368 for the nine months ending September 30, 2005 and 2004, respectively, an increase of $128,609 or 17.98%. Service charges on deposit accounts were $127,585 and $85,060 for the above-referenced time periods, respectively, an increase of $42,525 or 49.99%. NSF charges, net of waives and charge-offs, primarily contributed to this increase, increasing by $35,233. The number of checking accounts are increasing and thereby increasing NSF income. Mortgage brokerage income increased by $127,256 or 81.07% for the first nine months of 2005 as compared to the same period in 2004. Franklin Bank has partnered with several different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Servicing fees collected from Smith River Bank, per the agreement, were $263,360 for the nine months ended September 30, 2005. Affiliate fees charged to Smith River Bank prior to the sale on March 23, 2005 were $127,488, which were included in the servicing fee category. Affiliate fees charged to Smith River Bank during the nine months ended September 30, 2004 were $446,143, which also were included in the servicing fee category for the 2004 period. Total fees charged to Smith River Bank for the nine month periods ended September 30, 2005 as compared to 2004 declined by $55,295. MainStreet continues to provide various services to Smith River, per the agreement, but are diminished compared to services performed prior to the sale.

Total noninterest income was $284,763 and $242,173 for the quarters ended September 30, 2005 and 2004, respectively, an increase of $42,590 or 17.59%. Service charges on deposit accounts were $38,115 and $35,756, an increase of $2,359 or 6.60%, respectively for the above-referenced time periods. The largest component of this increase is business account charges, increasing by $2,729, offset by a decrease in NSF charges, net of waives and charge-offs in the amount of $1,777 and a $376 increase in check cashing charges. Mortgage brokerage income was $104,107 and $41,920, an increase of $62,187 or 148.35% for the three months ended September 30, 2005 and 2004, respectively. Servicing fees collected from Smith River Bank during the third quarter of 2005 were $126,250 and affiliate fees charged during the comparable quarter of 2004 were $153,586. Total fees charged to Smith River Bank for the quarterly period ended September 30, 2005 as compared to 2004 declined by $27,336.

Noninterest Expense

Total noninterest expense was $2,610,738 and $1,964,076 for the nine month periods ending September 30, 2005 and 2004, respectively. The following chart shows the categories of noninterest expenses for the nine month periods ending September 30, 2005 and 2004, the dollar change, and the percentage change.

Expense	YTD 9-30-05	YTD 9-30-04	Dollar Change	Percentage Change
Salaries and employee benefits	$1,317,439	$915,141	$402,298	43.96%
Occupancy and equipment	388,239	323,087	65,152	20.17
Professional fees	173,365	144,823	28,542	19.71
Advertising and promotion	61,303	47,202	14,101	29.87
Outside processing	206,063	138,335	67,728	48.96
Franchise tax	94,800	43,337	51,463	118.75
Other expenses	369,529	352,151	17,378	4.93

MAINSTREET BANKSHARES, INC.

September 30, 2005

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment, and other expenses. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. Included in other expenses is an additional $50,000 indemnity loan accrual recorded in September 2005. All categories of noninterest expenses as of September 30, 2005 include expense associated with the Westlake branch of Franklin Bank which opened on April 9, 2004 and direct growth and expansion. The opening of the Westlake branch increased salaries and employee benefits expense, which is already our largest expense. It also increased occupancy expenses as detailed above. The franchise tax expense is based on the total amount of capital; therefore, with the downstream of capital to Franklin Bank from the holding company, the capital level increased thus causing an increase in the franchise tax.

Total noninterest expense was $959,731 and $723,865 for the quarters ending September 30, 2005 and 2004, respectively. The following chart shows the categories of noninterest expenses for the quarterly periods ending September 30, 2005 and 2004, the dollar change, and the percentage change.

Expense	QTR 9-30-05	QTR 9-30-04	Dollar Change	Percentage Change
Salaries and employee benefits	$480,361	$341,285	$139,076	40.75%
Occupancy and equipment	138,152	127,494	10,658	8.36
Professional fees	67,905	49,398	18,507	37.47
Advertising and promotion	23,803	21,267	2,536	11.92
Outside processing	66,792	53,638	13,154	24.52
Franchise tax	31,800	18,668	13,132	70.34
Other expenses	150,918	112,115	38,803	34.61

As with the year to date analysis, the largest components of quarterly noninterest expense are salaries and employee benefits, followed by other expenses, and occupancy and equipment. All categories include expense associated with direct growth and expansion.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income from continuing operations in the amount of $560,772 and $0 for the nine month periods ended September 30, 2005 and 2004, respectively. Income tax expense on income from continuing operations was recorded in the amounts of $240,300 and $0 for the quarterly periods ending September 30, 2005 and 2004, respectively. As of September 30, 2005, all net operating loss carryforwards have been utilized. Income taxes in the amount of $562,467 have been recorded on the gain from the sale of Smith River Bank. The gain, net of tax and expense, is shown as income from discontinued operations.

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

MAINSTREET BANKSHARES, INC.

September 30, 2005

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at September 30, 2005 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	September 30, 2005		December 31, 2004
Commercial	$75,491,681	55.46%	$45,157,571	50.30%
Residential real estate	28,300,914	20.79	20,598,689	22.95
Consumer	32,316,266	23.75	24,014,637	26.75

Total	$136,108,861	100.00%	$89,770,897	100.00%

Gross loans increased $46,337,964 or 51.62% at September 30, 2005 compared to December 31, 2004 due to continuing loan demand. The mix of the type of loans stayed comparable for the two periods. Although some continued loan growth for Franklin Bank is expected, it is unlikely that this level of loan growth will continue. Commercial loans continue to be the primary source of lending. Residential real estate loans and consumer loans each decreased as a percentage of total loans from year end 2004 to September 30, 2005.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at September 30, 2005. The areas of concentrations are in loans for real estate with an outstanding balance of $19,542,453; loans for construction of buildings with an outstanding balance of $14,688,763; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $11,225,227.

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

There were no loans past due more than 90 days at September 30, 2005 or December 31, 2004. Nonaccrual loans at September 30, 2005 and December 31, 2004 were $43,077 and $0, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of September 30, 2005 was $1,192. There was no other real estate owned at September 30, 2005 or at year-end December 31, 2004.

MAINSTREET BANKSHARES, INC.

September 30, 2005

Deposits

Total deposits at September 30, 2005 and December 31, 2004 were $124,524,600 and $90,438,450, respectively. The deposit mix was as follows:

	September 30, 2005		December 31, 2004
Demand	$14,005,006	11.24%	$8,983,120	9.93%
Interest checking	7,631,533	6.13	4,544,443	5.02
Money markets	11,688,396	9.39	12,023,169	13.30
Savings	20,945,663	16.82	21,002,367	23.22
Time deposits $100,000 and over	27,230,950	21.87	15,533,446	17.18
Other time deposits	43,023,052	34.55	28,351,905	31.35

Total	$124,524,600	100.00%	$90,438,450	100.00%

Total deposits increased $34,086,150 or 37.69%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market, especially when Franklin Bank first opened, to attract depositors. The overall cost of interest bearing deposits was 2.76% and 2.24%, respectively for the nine months ended September 30, 2005 and 2004. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004 and during the first nine months of 2005. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense.

Long-term Borrowings

Long-term borrowings as of September 30, 2005 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $10,000,000. Interest is paid monthly on the convertible advance. The advance floats at one month LIBOR minus 50 bps for the first year. The rate reprices monthly on the interest payment due date. The rate at September 30, 2005 was 3.29%. The maturity date is May 19, 2010. The advance is callable once on May 19, 2006. The Federal Home Loan Bank of Atlanta may convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then current ARC spread for a similar advance. If the advance is not converted on May 19, 2006, the advance will flip to a fixed rate of 3.83% until the final maturity date.

Shareholders’ Equity

Total shareholders equity was $14,798,448 and $12,283,579 at September 30, 2005 and December 31, 2004, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498.

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

MAINSTREET BANKSHARES, INC.

September 30, 2005

The following are MainStreet’s capital ratios at:

	September 30, 2005	December 31, 2004
Tier I Leverage Ratio (Actual)	9.86%	7.73%
Tier I Leverage Ratio (Quarterly Ave.)	10.44	7.86
Tier I Risk-Based Capital Ratio	10.92	8.21
Tier II Risk-Based Capital Ratio	12.17	8.96

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines as of September 30, 2005.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $42,679,652 at September 30, 2005. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities (exclusive of assets and liabilities held for sale) at September 30, 2005 and December 31, 2004 was 6.68% and 6.78%, respectively. The sale of Smith River Bank on March 23, 2005 added an immediate $6,500,000 in liquidity. Core deposits are the primary foundation for liquidity.

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

In order to preserve capital to facilitate growth and expansion, we do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. Also, at present, the only source of funds from which we could pay cash dividends would be dividends received from Franklin Bank or from the funds received from the divestiture of Smith River Bank. However, the funds from the divestiture are also maintained to cover any payments that may be necessitated to Smith River Bank per the Indemnity Agreement. The funds may also be utilized to downstream to Franklin Bank to aid with their capital in order to facilitate growth. Franklin Bank similarly does not anticipate paying cash dividends to BankShares in the near future in order to preserve their capital to facilitate growth and expansion of business and to provide a sufficient capital base for its banking activities. Payment of cash dividends by Franklin Bank is limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval. Regulatory restrictions on Franklin Bank’s ability to pay dividends may adversely impact BankShares’ ability to pay dividends to its shareholders.

MAINSTREET BANKSHARES, INC.

September 30, 2005

The following table shows the sensitivity of MainStreet’s balance sheet at September 30, 2005, but is not necessarily indicative of the position on other dates.

	Three Months or Less	Greater than Three To Twelve Months	Cumulative One Year	Greater than Twelve Months	Total
Rate Sensitive Assets:
Time Balances	$63,451	$—	$63,451	$—	$63,451
Federal Funds Sold	2,428,000	—	2,428,000	—	2,428,000
Investments	3,998,476	302,439	4,300,915	2,265,812	6,566,727
Restricted Equity Securities	—	—	—	1,008,250	1,008,250
Gross Loans
Commercial – Secured by Real Estate	27,290,235	4,066,777	31,357,012	25,728,403	57,085,415
Retail – Secured by Real Estate	46,263,861	4,692,803	50,956,664	14,696,582	65,653,246
Commercial – Other	5,788,395	80,751	5,869,146	4,654,645	10,523,791
Other Retail Loans	1,632,123	48,397	1,680,520	1,165,889	2,846,409

Total Rate Sensitive Assets	$87,464,541	$9,191,167	$96,655,708	$49,519,581	$146,175,289

Rate Sensitive Liabilities:
Interest Checking	$7,631,533	$—	$7,631,533	$—	$7,631,533
Money Markets	11,688,396	—	11,688,396	—	11,688,396
Savings	20,945,663	—	20,945,663	—	20,945,663
Time Deposits $100,000 and over	100,000	18,466,046	18,566,046	8,664,904	27,230,950
Other Time Deposits	2,547,890	28,280,349	30,828,239	12,194,813	43,023,052
Long-Term Borrowings	10,000,000	—	10,000,000	—	10,000,000

Total Rate Sensitive Liabilities	$52,913,482	$46,746,395	$99,659,877	$20,859,717	$120,519,594
Interest Rate Sensitivity Gap	$34,551,059	$(37,555,228)	$(3,004,169)	$28,659,864	$25,655,695

Cumulative interest sensitivity gap	$34,551,059	$(3,004,169)	$—	$25,655,695	—
Ratio of sensitivity gap to rate sensitive assets	23.64%	(25.70)%	(2.06)%	19.61%	17.55%
Cumulative ratio of sensitivity gap to rate sensitive assets	23.64%	(2.06)%	—	17.55%	—

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

September 30, 2005

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

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” will be effective for MainStreet for the first interim or annual reporting period beginning after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It will require a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Adoption of the FASB Statement No. 123 would have no impact on current financials ending September 30, 2005.

MAINSTREET BANKSHARES, INC.

September 30, 2005

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

Date: November 4, 2005	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: November 4, 2005	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001, amended October 16, 2002, amended September 17, 2003 and amended July 13, 2005 and incorporated by reference to the Corporation’s Quarterly Form 10-QSB filed August 10, 2005.

10.1*	Employment Agreement with President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar, filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

10.3	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.4	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.5	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.6	2004 Key Employee Stock Option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)