Form 10QSB/A
period 2005-03-31
MAINSTREET BANKSHARES INC
filed 2006-03-13
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,573,569 shares as of April 30, 2005

Transitional	Small Business Disclosure Format: (Check one): Yes ☐ No ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB/A

Index

PART I FINANCIAL INFORMATION

		Page No.
Item 1	Financial Statements	3-15

Item 2	Management’s Discussion and Analysis	16-23

Item 3	Controls and Procedures	24

PART II OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6	Exhibits	24-25

	Signatures	25

	Index to Exhibits	26

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

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

March 31, 2005

ASSETS
Cash and due from banks	$1,478,897
Interest bearing deposits in banks	2,912,923
Federal funds sold	6,265,000
Securities available for sale	3,569,604
Restricted equity securities	578,700
Loans:
Commercial loans	53,498,167
Residential real estate loans	23,407,537
Consumer loans	27,096,777

Total Gross Loans	104,002,481
Unearned deferred fees and costs, net	164,116

Loans, net of unearned deferred fees and costs	104,166,597
Less: allowance for loan losses	(1,308,736)

Net Loans	102,857,861
Furniture, fixtures and equipment	696,122
Accrued interest receivable	399,615
Other assets	681,501

TOTAL ASSETS	$119,440,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$11,571,516
Interest checking deposits	5,846,072
Money market deposits	10,649,029
Savings deposits	19,752,384
Time deposits $100,000 and over	19,628,313
Other time deposits	32,556,491

Total Deposits	100,003,805

Short-term borrowings	4,000,000
Accrued interest payable and other liabilities	934,216

Total Liabilities	104,938,021

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 shares	15,350,711
Accumulated deficit	(824,598)
Accumulated other comprehensive loss	(23,911)

Total Shareholders’ Equity	14,502,202

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,440,223

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Interest Income:
Interest and fees on loans	$1,556,144	$664,866
Interest on interest-bearing deposits	3,310	797
Interest on federal funds sold	10,718	6,485
Interest on securities available for sale	23,555	23,054
Dividends on restricted equity securities	4,958	2,390

Total Interest Income	1,598,685	697,592

Interest Expense:
Interest on certificates of deposit $100,000 and over	129,066	33,078
Interest on other deposits	385,945	191,737
Interest on short-term borrowings	18,281	—

Total Interest Expense	533,292	224,815

Net Interest Income	1,065,393	472,777
Provision for loan losses	164,700	136,900

Net Interest Income After Provision for Loan Losses	900,693	335,877

Noninterest Income:
Service charges on deposit accounts	44,833	23,110
Mortgage brokerage income	77,648	54,317
Other fee income and miscellaneous income	148,039	140,634

Total Noninterest Income	270,520	218,061

Noninterest Expense:
Salaries and employee benefits	402,766	270,416
Occupancy and equipment expense	123,634	77,547
Professional fees	48,950	38,365
Advertising and promotion	18,750	12,865
Outside processing	71,052	43,215
Franchise tax	31,200	11,001
Other expenses	111,520	84,143

Total Noninterest Expense	807,872	537,552

Net Income from Continuing Operations Before Tax	$363,341	$16,386
Income Tax Expense	123,853	—

Net Income from Continuing Operations	239,488	16,386
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	1,403,446	—
Income from discontinued operations, net of $0 tax	239,483	76,230

Net Income from Discontinued Operations	1,642,929	76,230

Net Income	$1,882,417	$92,616

Basic Net Income per share from Continuing Operations	$.15	$.01

Basic Net Income per share	$1.20	$.07

Diluted Net Income per share from Continuing Operations	$.15	$.01

Diluted Net Income per share	$1.20	$.07

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash Flows From Operating Activities

Net income from continuing operations	$239,488	$16,386
Net income from discontinued operations	1,642,929	76,230
Provision for loan losses	164,700	136,900
Gain on sale of subsidiary	(1,603,446)	—
Depreciation and amortization	34,993	18,006
Amortization of discounts and premiums, net	1,378	1,179
Increase in accrued interest receivable	(78,925)	(29,898)
Decrease in other assets	51,410	18,774
Increase in accrued interest payable and other liabilities	318,251	19,780

Net cash provided by operating activities	770,778	257,357

Cash Flows From Investing Activities

(Increase) decrease in interest-bearing deposits	(2,647,708)	955,872
(Increase) decrease in federal funds sold	(3,973,000)	1,059,000
Purchases of furniture, fixtures, and equipment	(24,810)	(88,303)
Purchases of securities available for sale	(999,783)	(1,799,518)
Purchases of restricted equity securities	(326,900)	(101,900)
Proceeds from calls and maturities of securities available for sale	1,000,000	2,300,000
Loan originations and principal collections, net	(14,193,980)	(10,516,925)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(215,247)	—
Increase in assets held for sale	(1,661,809)	(2,408,596)
Increase in liabilities held for sale	1,422,326	2,292,361

Net cash used in investing activities	(15,120,911)	(8,308,009)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	4,094,867	539,499
Increase in other time deposits	4,204,586	2,321,254
Increase in other deposits	1,265,902	4,682,639
Increase in short-term borrowings	4,000,000	—
Issuance of common stock	402,759	40,005
Costs of stock issuance	(1,557)	—

Net cash provided by financing activities	13,966,557	7,583,397

Net decrease in cash	(383,576)	(467,255)

Cash and due from banks at beginning of period	$1,862,473	$1,472,270

Cash and due from banks at end of period	$1,478,897	$1,005,015

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$655,060	$207,264

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$61,108,248	$—

Liabilities of subsidiary sold	$56,426,941	$—

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

On January 13, 2005, MainStreet, Smith River, and Argentum Capital Management, LLC entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. The gross gain on the sale prior to expenses was $1,818,692. Total costs of the sale, primarily consisting of legal, accounting, and advisory fees, were $215,247. The parties completed substantial due diligence and no prior regulatory approvals were required. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2005 was $731,003 and MainStreet recorded a contingent liability of $200,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at March 31, 2005.

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

(h) Other Real Estate

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions.

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

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended March 31, 2005 and 2004 would have been estimated as follows:

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Net income as reported	$1,882,417	$92,616
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	—
Proforma net income	$1,882,417	$92,616

Net income per share:
Basic-as reported	$1.20	$.07
Basic-proforma	$1.20	$.07

Diluted-as reported	$1.20	$.07
Diluted-proforma	$1.20	$.07

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

Note 4 – Income Per Share

	Three Months Ended March 31, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$239,488	1,563,528	$.15
Net income from discontinued operations, net of tax	$1,642,929	1,563,528	$1.05
Net income available to common shareholders	$1,882,417	1,563,528	$1.20

	Three Months Ended March 31, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Diluted EPS
Net income from continuing operations, net of tax	$239,488	1,568,568	$.15
Net income from discontinued operations, net of tax	$1,642,929	1,568,568	$1.05
Net income available to common shareholders	$1,882,417	1,568,568	$1.20

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

	March 31, 2005	March 31, 2004
Net Income	$1,882,417	$92,616
Net unrealized gains (losses) on securities available for sale:

Net unrealized holding gains ( losses) during the period	(44,420)	$37,582
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary sold	(35,679)	—
Income Tax (expense) benefit	15,103	—

Change in accumulated other comprehensive income (loss)	(64,996)	37,582

Total Comprehensive Income	$1,817,421	$130,198

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

Overview

Total assets at March 31, 2005 were $119,440,223 as compared to $158,342,609 at December 31, 2004. Assets declined $38,902,386. This decline resulted from the divestiture of Smith River Bank during the first quarter of 2005, whose assets were $59,482,118 at December 31, 2004. Assets from continuing operations offset this decline by increasing $20,579,732, or 20.82%. The largest components of total assets at March 31, 2005 were net loans in the amount of $102,857,861, securities available for sale in the amount of $3,569,604, federal funds sold in the amount of $6,265,000, and interest bearing deposits in banks in the amount of $2,912,923. Total deposits were $100,003,805 at March 31, 2005, an increase of $9,565,355 or 10.58% over December 31, 2004. Total shareholders’ equity at March 31, 2005 was $14,502,202.

MAINSTREET BANKSHARES, INC.

March 31, 2005

Net income for the quarter ended March 31, 2005 and 2004 was $1,882,417 and $92,616, respectively. The net income of first quarter 2005 includes the gain on the sale of Smith River Bank in the amount of $1,403,446 (net of $215,247 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $239,488 (net of tax).

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

Noninterest Income

Total noninterest income was $270,520 and $218,061 for the three months ended March 31, 2005 and 2004, respectively, an increase of $52,459 or 24.06%. Service charges on deposit accounts were $44,833 and $23,110 for the above-referenced time periods, respectively, an increase of $21,723 or 94.00%. NSF charges, net of waives and charge-offs, primarily contributed to this increase, increasing by $20,078. Mortgage brokerage income increased by $23,331or 42.95% for the first three months of 2005 as compared to the same period in 2004. Franklin Bank has partnered with three different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Other fee income and miscellaneous income increased by $7,405 or 5.27% for the first three months of 2005 as compared to the same period in 2004. Servicing fees collected from Smith River Bank in March 2005 in the amount of $10,860 was the primary contributor to the increase.

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

Deposits

Total deposits at March 31, 2005 and December 31, 2004 were $100,003,805 and $90,438,450, respectively. The deposit mix was as follows:

	March 31 2005		December 31, 2004
Demand	$11,571,516	11.57%	$8,983,120	9.93%
Interest checking	5,846,072	5.85	4,544,443	5.02
Money markets	10,649,029	10.65	12,023,169	13.30
Savings	19,752,384	19.75	21,002,367	23.22
Time deposits $100,000 and over	19,628,313	19.63	15,533,446	17.18
Other time deposits	32,556,491	32.55	28,351,905	31.35

Total	$100,003,805	100.00%	$90,438,450	100.00%

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

MAINSTREET BANKSHARES, INC.

March 31, 2005

Shareholders’ Equity

Total shareholders equity was $14,502,202 and $12,283,579 at March 31, 2005 and December 31, 2004, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,603.

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

The following are MainStreet’s capital ratios at:

	March 31, 2005	December 31, 2004
Tier I Leverage Ratio (Actual)	12.16%	7.73%
Tier I Leverage Ratio (Quarterly Ave.)	9.05	7.86
Tier I Risk-Based Capital Ratio	14.00	8.21
Tier II Risk-Based Capital Ratio	15.25	8.96

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. As a result, MainStreet and Franklin Bank were considered well-capitalized under federal and state capital guidelines as of March 31, 2005. Franklin Bank utilized the proceeds to fund loan growth.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations was primarily loan commitments in the amount of $35,749,760 at March 31, 2005. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities (exclusive of assets and liabilities held for sale) at March 31, 2005 and December 31, 2004 was 12.15% and 6.78%, respectively. The sale of Smith River Bank on March 23, 2005 added an immediate $6,500,000 in liquidity. Deposits provide the basic core for liquidity.

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

Date: March 13, 2006	By	/s/ Cecil R. McCullar
Cecil R. McCullar
President and Chief Executive Officer

Date: March 13, 2006	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001 and amended October 16, 2002 and amended September 17, 2003 filed on a Form 8-K on September 19, 2003 and herein incorporated by reference.

4.1*	Warrant Plan and Certificates as adopted July 27, 1999, amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Form 8-K filed January 3, 2001, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3(i) and 3(ii), respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock Option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1*	Employment Agreement with President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar included in this document.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

10.3	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.4	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.5	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)