Form 10QSB/A
period 2005-06-30
MAINSTREET BANKSHARES INC
filed 2006-03-13
CIK 1094742

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

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

June 30, 2005

ASSETS
Cash and due from banks	$3,488,206
Interest bearing deposits in banks	71,285
Federal funds sold	12,000
Securities available for sale	6,086,111
Restricted equity securities	996,650

Loans:
Commercial loans	66,815,536
Residential real estate loans	26,322,535
Consumer loans	29,283,575

Total Gross Loans	122,421,646
Unearned deferred fees and costs, net	167,866

Loans, net of unearned deferred fees and costs	122,589,512
Less: allowance for loan losses	(1,532,409)

Net Loans	121,057,103
Furniture, fixtures and equipment	814,104
Accrued interest receivable	494,373
Other assets	1,203,701

TOTAL ASSETS	$134,223,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$12,599,036
Interest checking deposits	5,660,310
Money market deposits	10,306,889
Savings deposits	20,684,063
Time deposits $100,000 and over	22,127,195
Other time deposits	37,225,966

Total Deposits	108,603,459

Long-term borrowings	10,000,000
Accrued interest payable and other liabilities	723,172

Total Liabilities	119,326,631

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 shares	15,350,606
Accumulated deficit	(441,820)
Accumulated other comprehensive loss	(11,884)

Total Shareholders’ Equity	14,896,902

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$134,223,533

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Interest Income:
Interest and fees on loans	$1,971,623	$843,765
Interest on interest-bearing deposits	724	618
Interest on federal funds sold	21,671	3,517
Interest on securities available for sale	24,368	24,051
Dividends on restricted equity securities	10,098	3,487

Total Interest Income	2,028,484	875,438

Interest Expense:
Interest on certificates of deposit $100,000 and over	176,774	52,656
Interest on other deposits	446,654	235,742
Interest on short-term borrowings	22,581	3,190
Interest on long-term borrowings	31,456	—

Total Interest Expense	677,465	291,588

Net Interest Income	1,351,019	583,850
Provision for loan losses	219,900	437,900

Net Interest Income After Provision for Loan Losses	1,131,119	145,950

Noninterest Income:
Service charges on deposit accounts	44,637	26,194
Mortgage brokerage income	102,478	60,740
Servicing fee income	126,250	133,430
Other fee income and miscellaneous income	15,329	34,770

Total Noninterest Income	288,694	255,134

Noninterest Expense:
Salaries and employee benefits	434,312	303,440
Occupancy and equipment expense	126,453	118,046
Professional fees	56,510	57,060
Advertising and promotion	18,750	13,070
Outside processing	68,219	41,482
Franchise tax	31,800	13,668
Other expenses	107,091	155,893

Total Noninterest Expense	843,135	702,659

Net Income (Loss) From Continuing Operations Before Tax	$576,678	$(301,575)
Income Tax Expense	196,619	—

Net Income (Loss) From Continuing Operations	380,059	(301,575)
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	2,719	—
Loss from discontinued operations, net of $0 tax	—	(281,561)

Net Income (Loss) From Discontinued Operations	2,719	(281,561)

Net Income (Loss)	$382,778	$(583,136)

Basic Net Income (Loss) Per Share From Continuing Operations	$.24	$(.22)

Basic Net Income (Loss) Per Share	$.24	$(.42)

Diluted Net Income (Loss) Per Share From Continuing Operations	$.24	$(.22)

Diluted Net Income (Loss) Per Share	$.24	$(.42)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest Income:
Interest and fees on loans	$3,527,767		$1,508,631
Interest on interest-bearing deposits	4,034		1,415
Interest on federal funds sold	32,389		10,002
Interest on securities available for sale	47,923		47,105
Dividends on restricted equity securities	15,056		5,877

Total Interest Income	3,627,169		1,573,030

Interest Expense:
Interest on certificates of deposit $100,000 and over	305,840		85,734
Interest on other deposits	832,599		427,479
Interest on short-term borrowings	40,862		3,190
Interest on long-term borrowings	31,456		—

Total Interest Expense	1,210,757		516,403

Net Interest Income	2,416,412		1,056,627
Provision for loan losses	384,600		574,800

Net Interest Income After Provision for Loan Losses	2,031,812		481,827

Noninterest Income:
Service charges on deposit accounts	89,470		49,304
Mortgage brokerage income	180,126		115,057
Servicing fee income	264,598		292,557
Other fee income and miscellaneous income	25,020		16,277

Total Noninterest Income	559,214		473,195

Noninterest Expense:
Salaries and employee benefits	837,078		573,856
Occupancy and equipment expense	250,087		195,593
Professional fees	105,460		95,425
Advertising and promotion	37,500		25,935
Outside Processing	139,271		84,697
Franchise tax	63,000		24,669
Other expenses	218,611		240,036

Total Noninterest Expense	1,651,007		1,240,211

Net Income (Loss) From Continuing Operations Before Tax	$940,019		$(285,189)
Income Tax Expense	320,472		—

Net Income (Loss) From Continuing Operations	619,547		(285,189)
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	1,406,165		—
Income (loss) from discontinued operations, net of $0 tax	239,483		(205,331)

Net Income (Loss) From Discontinued Operations	1,645,648		(205,331)

Net Income (Loss)	$2,265,195		$(490,520)

Basic Net Income (Loss) Per Share From Continuing Operations	$.39	$	( .21)

Basic Net Income (Loss) Per Share	$1.44	$	( .36)

Diluted Net Income (Loss) Per Share From Continuing Operations	$.39	$	( .21)

Diluted Net Income (Loss) Per Share	$1.44	$	( .36)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash Flows From Operating Activities

Net income (loss) from continuing operations	$619,547	$(285,189)
Net income (loss) from discontinued operations	1,645,648	(205,331)
Provision for loan losses	384,600	574,800
Gain on sale of subsidiary	(1,606,165)	—
Depreciation and amortization	70,810	46,269
Amortization of discounts and premiums, net	1,942	2,111
Increase in accrued interest receivable	(173,683)	(64,367)
(Increase) decrease in other assets	(476,986)	17,705
Increase in accrued interest payable and other liabilities	107,207	118,810

Net cash provided by operating activities	572,920	204,808

Cash Flows From Investing Activities

Decrease in interest-bearing deposits	193,930	979,222
(Increase) decrease in federal funds sold	2,280,000	(2,291,000)
Purchases of furniture, fixtures, and equipment	(178,609)	(281,011)
Purchases of securities available for sale	(4,498,632)	(4,798,656)
Purchases of restricted equity securities	(744,850)	(101,900)
Proceeds from calls and maturities of securities available for sale	2,000,000	3,800,000
Loan originations and principal collections, net	(32,613,122)	(25,517,229)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(212,527)	—
Increase in assets held for sale	(1,661,809)	(5,972,214)
Increase in liabilities held for sale	1,422,326	6,137,540

Net cash used in investing activities	(27,513,293)	(28,045,248)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	6,593,749	7,414,697
Increase in other time deposits	8,874,061	12,566,761
Increase in other deposits	2,697,199	8,296,806
Proceeds from short-term borrowings	4,000,000	—
Repayment of short-term borrowings	(4,000,000)	—
Proceeds from long-term borrowings	10,000,000	—
Issuance of common stock	402,759	40,005
Costs of stock issuance	(1,662)	—

Net cash provided by financing activities	28,566,106	28,318,269

Net increase in cash	1,625,733	477,829
Cash and due from banks at beginning of period	$1,862,473	$1,472,270

Cash and due from banks at end of period	$3,488,206	$1,950,099

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$1,278,412	$437,244

Cash paid during the period for taxes	$887,300	$—

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$61,108,248	$—

Liabilities of subsidiary sold	$56,426,941	$—

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

June 30, 2005

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

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended June 30, 2005 and 2004 would have been estimated as follows:

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004
Net income (loss) as reported	$382,778	$(583,136)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income (loss)	$382,778	$(583,136)

Net income (loss) per share:
Basic-as reported	$.24	$(.42)
Basic-proforma	$.24	$(.42)

Diluted-as reported	$.24	$(.42)
Diluted-proforma	$.24	$(.42)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income (loss) as reported	$2,265,195	$(490,520)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income (loss)	$2,265,195	$(490,520)

Net income (loss) per share:
Basic-as reported	$1.44	$(.36)
Basic-proforma	$1.44	$(.36)

Diluted-as reported	$1.44	$(.36)
Diluted-proforma	$1.44	$(.36)

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

Note 4 – Income Per Share

	Three Months Ended June 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$380,059	1,573,569	$.24
Net income from discontinued operations, net of tax	$2,719	1,573,569	$.00
Net income available to common shareholders	$382,778	1,573,569	$.24

Diluted EPS
Net income from continuing operations, net of tax	$380,059	1,578,609	$.24
Net income from discontinued operations, net of tax	$2,719	1,578,609	$.00
Net income available to common shareholders	$382,778	1,578,609	$.24

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

	Three Months Ended June 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net loss from continuing operations, net of tax	$(301,575)	1,372,780	$(.22)
Net loss from discontinued operations, net of tax	$(281,561)	1,372,780	$(.20)
Net loss available to common shareholders	$(583,136)	1,372,780	$(.42)
Diluted EPS
Net loss from continuing operations, net of tax	$(301,575)	1,372,780	$(.22)
Net loss from discontinued operations net of tax	$(281,561)	1,372,780	$(.20)
Net loss available to common shareholders	$(583,136)	1,372,780	$(.42)

	Six Months Ended June 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Income from continuing operations, net of tax	$619,547	1,568,576	$.39
Income from discontinued operations, net of tax	$1,645,648	1,568,576	$1.05
Income available to common shareholders	$2,265,195	1,568,576	$1.44
Diluted EPS
Income from continuing operations, net of tax	$619,547	1,573,616	$.39
Income from discontinued operations, net of tax	$1,645,648	1,573,616	$1.05
Income available to common shareholders	$2,265,195	1,573,616	$1.44

MAINSTREET BANKSHARES, INC.

June 30, 2005

	Six Months Ended June 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net loss from continuing operations, net of tax	$(285,189)	1,372,215	$(.21)
Net loss from discontinued operations, net of tax	$(205,331)	1,372,215	$(.15)
Net loss available to common shareholders	$(490,520)	1,372,215	$(.36)
Diluted EPS
Net loss from continuing operations, net of tax	$(285,189)	1,372,215	$(.21)
Net loss from discontinued operations, net of tax	$(205,331)	1,372,215	$(.15)
Net loss available to common shareholders	$(490,520)	1,372,215	$(.36)

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

	June 30, 2005	June 30, 2004
Net Income (Loss)	$2,265,195	$(490,520)
Net unrealized losses on securities available for sale:

Net unrealized holding losses during the period	(26,197)	(103,468)
Less reclassification adjustments for gains (losses)	—	—
included in net income
Accumulated other comprehensive income of subsidiary Sold	(35,679)	—
Income Tax benefit	8,907	—

Change in accumulated other comprehensive income (loss)	(52,969)	(103,468)

Total Comprehensive (Loss)	$2,212,226	$(593,988)

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

Overview

Total assets at June 30, 2005 were $134,223,533 as compared to $158,342,609 at December 31, 2004. Assets declined $24,119,076. This decline resulted from the divestiture of Smith River Bank during the first quarter of 2005, whose assets were $59,482,118 at December 31, 2004. Assets from continuing operations offset this decline by increasing $35,363,042, or 35.77%. The largest components of total assets at June 30, 2005 were net loans in the amount of $121,057,103 and securities available for sale in the amount of $6,086,111. Total deposits were $108,603,459 at June 30, 2005, an increase of $18,165,009 or 20.09% over December 31, 2004. Total shareholders’ equity at June 30, 2005 was $14,896,902.

MAINSTREET BANKSHARES, INC.

June 30, 2005

Net income (loss) for the six months ended June 30, 2005 and 2004 was $2,265,195 and $(490,520). The net income for the first six months of 2005 includes the gain on the sale of Smith River Bank in the amount of $1,406,165 (net of $212,527 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $619,547 (net of tax). Loss from the discontinued operations of Smith River Bank was $(205,331) for the first six months of 2004.

Net income (loss) for the quarter ended June 30, 2005 and 2004 was $382,778 and $(583,136), respectively. Net loss from continuing operations for the second quarter of 2004 was $(301,575) and included an additional $230,000 loan loss provision to cover a commercial loan charge-off in the amount of $334,500. Loss from the discontinued operations of Smith River Bank was $(281,561) for the second quarter of 2004.

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

Shareholders’ Equity

Total shareholders equity was $14,896,902 and $12,283,579 at June 30, 2005 and December 31, 2004, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,603.

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

The following are MainStreet’s capital ratios at:

	June 30, 2005	December 31, 2004
Tier I Leverage Ratio (Actual)	11.11%	7.73%
Tier I Leverage Ratio (Quarterly Ave.)	11.97	7.86
Tier I Risk-Based Capital Ratio	12.18	8.21
Tier II Risk-Based Capital Ratio	13.43	8.96

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

MAINSTREET BANKSHARES, INC.

June 30, 2005

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

Class B Directors –Term Expires 2006

Jesse D. Cahill, Sr.	Director

Joseph F. Clark	Director

Roxann B. Dillon	Director

Joe C. Philpott	Director

Joel R. Shepherd	Director

Class C Directors –Term Expires 2007
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