Form 10QSB/A
period 2005-09-30
MAINSTREET BANKSHARES INC
filed 2006-03-13
CIK 1094742

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

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

September 30, 2005

ASSETS
Cash and due from banks	$3,511,211
Interest bearing deposits in banks	63,451
Federal funds sold	2,428,000
Securities available for sale	6,566,727
Restricted equity securities	1,008,250

Loans:
Commercial loans	75,491,681
Residential real estate loans	28,300,914
Consumer loans	32,316,266

Total Gross Loans	136,108,861
Unearned deferred fees and costs, net	132,693

Loans, net of unearned deferred fees and costs	136,241,554
Less: allowance for loan losses	(1,703,109)

Net Loans	134,538,445
Furniture, fixtures and equipment	856,412
Accrued interest receivable	562,029
Other assets	1,362,101

TOTAL ASSETS	$150,896,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand deposits	$14,005,006
Interest checking deposits	7,631,533
Money market deposits	11,688,396
Savings deposits	20,945,663
Time deposits $100,000 and over	27,230,950
Other time deposits	43,023,052

Total Deposits	124,524,600

Long-term borrowings	10,000,000
Accrued interest payable and other liabilities	1,011,112

Total Liabilities	135,535,712

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 shares	15,350,606
Accumulated deficit	33,362
Accumulated other comprehensive loss	(23,054)

Total Shareholders’ Equity	15,360,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,896,626

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

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Interest Income:
Interest and fees on loans	$5,833,800		$2,589,350
Interest on interest-bearing deposits	4,564		1,871
Interest on federal funds sold	94,388		42,244
Interest on securities available for sale	72,257		72,200
Dividends on restricted equity securities	25,735		9,319

Total Interest Income	6,030,744		2,714,984

Interest Expense:
Interest on certificates of deposit $100,000 and over	536,370		195,641
Interest on other deposits	1,368,004		752,672
Interest on short-term borrowings	40,862		3,190
Interest on long-term borrowings	107,946		—

Total Interest Expense	2,053,182		951,503

Net Interest Income	3,977,562		1,763,481
Provision for loan losses	555,300		692,000

Net Interest Income After Provision for Loan Losses	3,422,262		1,071,481

Noninterest Income:
Service charges on deposit accounts	127,585		85,060
Mortgage brokerage income	284,233		156,977
Servicing fee income	390,848		446,143
Other fee income and miscellaneous income	41,311		27,188

Total Noninterest Income	843,977		715,368

Noninterest Expense:
Salaries and employee benefits	1,317,439		915,141
Occupancy and equipment expense	388,239		323,087
Professional fees	173,365		144,823
Advertising and promotion	61,303		47,202
Outside Processing	206,063		138,335
Franchise tax	94,800		43,337
Other expenses	369,529		352,151

Total Noninterest Expense	2,610,738		1,964,076

Net Income (Loss) From Continuing Operations Before Tax	$1,655,501		$(177,227)
Income Tax Expense	560,772		—

Net Income (Loss) From Continuing Operations	1,094,729		(177,227)
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	1,406,165		—
Income (loss) from discontinued operations, net of $0 tax	239,483		(33,068)

Net Income (Loss) From Discontinued Operations	1,645,648		(33,068)

Net Income (Loss)	$2,740,377		$(210,295)

Basic Net Income (Loss) Per Share From Continuing Operations	$.70	$	( .13)

Basic Net Income (Loss) Per Share	$1.75	$	( .15)

Diluted Net Income (Loss) Per Share From Continuing Operations	$.69	$	( .13)

Diluted Net Income (Loss) Per Share	$1.73	$	( .15)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash Flows From Operating Activities

Net income (loss) from continuing operations	$1,094,729	$(177,227)
Net income (loss) from discontinued operations	1,645,648	(33,068)
Provision for loan losses	555,300	692,000
Gain on sale of subsidiary	(1,606,165)	—
Depreciation and amortization	111,795	80,191
Amortization of discounts and premiums, net	2,541	1,948
Increase in accrued interest receivable	(241,339)	(137,364)
Increase in other assets	(629,632)	(107,408)
Increase in accrued interest payable and other liabilities	395,147	251,879

Net cash provided by operating activities	1,328,024	570,951

Cash Flows From Investing Activities

Decrease in interest-bearing deposits	201,764	1,106,129
Increase in federal funds sold	(136,000)	(2,139,000)
Purchases of furniture, fixtures, and equipment	(261,902)	(305,210)
Purchases of securities available for sale	(8,496,771)	(12,296,519)
Purchases of restricted equity securities	(756,450)	(101,900)
Proceeds from calls and maturities of securities available for sale	5,500,000	6,800,000
Loan originations and principal collections, net	(46,265,164)	(35,197,470)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(212,527)	—
Increase in assets held for sale	(1,661,809)	(5,830,299)
Increase in liabilities held for sale	1,422,326	5,823,362

Net cash used in investing activities	(44,166,533)	(42,140,907)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	11,697,504	10,679,120
Increase in other time deposits	14,671,147	15,480,177
Increase in other deposits	7,717,499	15,614,966
Proceeds from short-term borrowings	4,000,000	—
Repayment of short-term borrowings	(4,000,000)	—
Proceeds from long-term borrowings	10,000,000	—
Issuance of common stock	402,759	783,846
Costs of stock issuance	(1,662)	—

Net cash provided by financing activities	44,487,247	42,558,109

Net increase in cash	1,648,738	988,153
Cash and due from banks at beginning of period	$1,862,473	$1,472,270

Cash and due from banks at end of period	$3,511,211	$2,460,423

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,960,448	$708,684

Cash paid during the period for taxes	$1,191,816	$—

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$61,108,248	$—

Liabilities of subsidiary sold	$56,426,941	$—

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

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended September 30, 2005 and 2004 would have been estimated as follows:

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
Net income as reported	$475,182	$280,225
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income	$475,182	$280,225

Net income per share:
Basic-as reported	$.30	$.20
Basic-proforma	$.30	$.20

Diluted-as reported	$.30	$.20
Diluted-proforma	$.30	$.20

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income (loss) as reported	$2,740,377	$(210,295)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income (loss)	$2,740,377	$(210,295)

Net income (loss) per share:
Basic-as reported	$1.75	$(.15)
Basic-proforma	$1.75	$(.15)

Diluted-as reported	$1.73	$(.15)
Diluted-proforma	$1.73	$(.15)

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

	Three Months Ended September 30, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$107,962	1,375,139	$.08
Net income from discontinued operations, net of tax	$172,263	1,375,139	$.12
Net income available to common shareholders	$280,225	1,375,139	$.20

Diluted EPS
Net income from continuing operations, net of tax	$107,962	1,375,139	$.08
Net income from discontinued operations net of tax	$172,263	1,375,139	$.12
Net income available to common Shareholders	$280,225	1,375,139	$.20

	Nine Months Ended September 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$1,094,729	1,570,259	$.70
Net income from discontinued operations, net of tax	$1,645,648	1,570,259	$1.05
Net income available to common Shareholders	$2,740,377	1,570,259	$1.75

Diluted EPS
Net income from continuing operations, net of tax	$1,094,729	1,586,672	$.69
Net income from discontinued operations, net of tax	$1,645,648	1,586,672	$1.04
Net income available to common Shareholders	$2,740,377	1,586,672	$1.73

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

	September 30, 2005	September 30, 2004
Net Income (Loss)	$2,740,377	$(210,295)
Net unrealized losses on securities available for sale:

Net unrealized holding losses during the period	(43,121)	(44,853)
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary Sold	(35,679)	—
Income Tax benefit	14,661	—

Change in accumulated other comprehensive income (loss)	(64,139)	(44,853)

Total Comprehensive Income (Loss)	$2,676,238	$(255,148)

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

Overview

Total assets at September 30, 2005 were $150,896,626 as compared to $158,342,609 at December 31, 2004, a decline of $7,445,983. This decline resulted from the divestiture of Smith River Bank during the first quarter of 2005, whose assets were $59,482,118 at December 31, 2004. Assets from continuing operations offset this decline by increasing $52,036,135, or 52.64% from year-end 2004. The largest components of total assets at September 30, 2005 were net loans in the amount of $134,538,445 and securities available for sale in the amount of $6,566,727. Total deposits were $124,524,600 at September 30, 2005, an increase of $34,086,150 or 37.69% over December 31, 2004. Total shareholders’ equity at September 30, 2005 was $15,360,914.

Net income (loss) for the nine months ended September 30, 2005 and 2004 was $2,740,377 and $(210,295). The net income for the first nine months of 2005 includes the gain on the sale of Smith River Bank in the amount of $1,406,165 (net of $212,527 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $1,094,729 (net of tax). Included in net income from continuing operations is a $50,000 additional indemnity loan expense accrual recorded in September 2005. Net loss from continuing operations for the nine months ended September 30, 2004 was $(177,227) and included an additional $230,000 loan loss provision to cover a commercial loan charge-off in the amount of $334,500. Loss from the discontinued operations of Smith River Bank was $(33,068) for the first nine months of 2004.

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

Shareholders’ Equity

Total shareholders equity was $15,360,914 and $12,283,579 at September 30, 2005 and December 31, 2004, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498.

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

MAINSTREET BANKSHARES, INC.

September 30, 2005

The following are MainStreet’s capital ratios at:

	September 30, 2005	December 31, 2004
Tier I Leverage Ratio (Actual)	10.19%	7.73%
Tier I Leverage Ratio (Quarterly Ave.)	10.84	7.86
Tier I Risk-Based Capital Ratio	11.29	8.21
Tier II Risk-Based Capital Ratio	12.54	8.96

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