Form 10KSB
period 2005-12-31
MAINSTREET BANKSHARES INC
filed 2006-03-13
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-86993

MainStreet BankShares, Inc.

(Name of small business issuer in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 30, Patrick Henry Mall 730 East Church Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (276) 632-8054

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value	None
(Title of class)	Name of exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year $9,879,438

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $16,806,173 based on $13.30 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,573,569 shares outstanding as of January 31, 2006.

Documents incorporated by reference. Portions of the Corporation’s 2006 Proxy Statement have been incorporated by reference into Part III.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

MainStreet BankShares, Inc.

Form 10-KSB

PART I

Item 1. Description of Business

General

MainStreet BankShares, Inc., (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. MainStreet was primarily formed to serve as a bank holding company. MainStreet has had two registered stock offerings raising a total of $14,029,501 since its inception. MainStreet also had a private placement offering which raised $1,807,101 that began on September 20, 2004 and terminated January 31, 2005. MainStreet has one wholly owned subsidiary bank, Franklin Community Bank, N.A. (“Franklin Bank”).

MainStreet is authorized to engage in any lawful activity for a bank holding company. The holding company structure provides greater flexibility than a bank standing alone has to expand and diversify business activities through newly formed subsidiaries or through acquisitions. MainStreet’s business is conducted through its subsidiary bank. MainStreet also provides outsourced servicing to Smith River Community Bank, N.A. for an annual fee.

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has a branch located at 12930 Booker T. Washington Highway, Hardy, Virginia. It is anticipated that Franklin Bank will open an additional branch in 2006. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas.

Smith River Community Bank, N.A.

Smith River Community Bank, N.A. (“Smith River”) opened on July 24, 2000 as a nationally chartered commercial bank and member of the Federal Reserve, and was a subsidiary of MainStreet. Smith River’s main office is located at 730 East Church Street, Suite 31, Martinsville, Virginia. Smith River Bank also has branches at 380 Riverside Drive, Bassett, Virginia and at 105 Dobyns Road, Stuart, Virginia.

On January 13, 2005, MainStreet, Smith River Bank, and Argentum Capital Management, LLC, (“Argentum”), entered into an Agreement pursuant to which MainStreet sold, and investors retained by Argentum for this purpose, purchased, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction was consummated on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2005 was $641,087. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000.

Competition

Franklin Bank experiences competition in attracting and retaining business and personal checking and savings accounts, and making commercial, consumer, and real estate loans and providing other services in their primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Franklin Bank has been able to take advantage of the consolidation in the banking industry in their market area by providing personalized banking services that are desirable to large segments of customers which will enable the bank to compete satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on the markets. We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned subsidiary as of December 31, 2005 was 41. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Selected Statistical Information of MainStreet BankShares, Inc.

The following statistical information is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned	$120,396,058	$8,496,725	7.06%	$65,754,464	$3,915,011	5.95%
Securities available-for-sale	2,686,752	96,218	3.58	2,891,174	95,996	3.32
Restricted equity securities	804,398	38,696	4.81	258,947	12,800	4.94
Interest-bearing deposits in banks	217,555	5,129	2.36	206,613	2,699	1.31
Federal funds sold	4,156,068	139,144	3.35	5,348,167	75,983	1.42

Total Interest Earning Assets	128,260,831	8,775,912	6.84%	74,459,365	4,102,489	5.51%
Cash and due from banks	2,633,035			1,742,032
Other assets	1,940,916			1,008,555
Allowance for loan losses	(1,475,410)			(788,128)
Assets held for sale	13,731,636			58,839,936

Total Assets	$145,091,008			$135,261,760

Interest checking deposits	$6,832,565	$105,248	1.54%	$3,522,204	$54,857	1.56%
Money market deposits	10,489,281	198,387	1.89	10,964,014	207,025	1.89
Savings deposits	20,018,301	395,035	1.97	14,520,815	287,211	1.98
Time deposits $100,000 and over	22,677,554	809,269	3.57	11,577,522	309,707	2.68
Other time deposits	37,442,668	1,267,906	3.39	21,463,349	565,907	2.64
Federal funds purchased	285,178	9,715	3.41	258,664	3,190	1.23
Short-term borrowings	1,095,890	33,081	3.02	—	—	—
Long-term borrowings	6,219,178	198,885	3.20	—	—	—

Total interest-bearing liabilities	105,060,615	3,017,526	2.87%	62,306,568	1,427,897	2.29%
Demand deposits	12,161,430			7,678,001
Other liabilities	927,823			317,750
Liabilities held for sale	12,698,731			54,453,763

Total Liabilities	130,848,599			124,756,082
Shareholders’ Equity	14,242,409			10,505,678

Total Liabilities and Shareholders’ Equity	$145,091,008			$135,261,760

Net Interest Earnings		$5,758,386	3.97%		$2,674,592	3.22%

Net Yield on Interest Earning Assets			4.49%			3.59%

Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $635,837 and $450,499 as of December 31, 2005 and 2004, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields.

The following table sets forth for the period indicated a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2005 Compared to 2004 Increase (Decrease) Due to Change In			2004 Compared to 2003 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned	$3,746,302	$835,412	$4,581,714	$2,461,598	$130,052	$2,591,650
Securities available-for-sale	(7,040)	7,262	222	61,123	7,368	68,491
Restricted equity securities	26,248	(352)	25,896	4,293	(1,763)	2,530
Interest-bearing deposits in banks	150	2,280	2,430	(12,716)	(1,496)	(14,212)
Federal funds sold	(20,179)	83,340	63,161	14,928	18,041	32,969

Total Interest Income	$3,745,481	$927,942	$4,673,423	$2,529,226	$152,202	$2,681,428

Interest Expense:
Interest checking deposits	$50,999	$(608)	$50,391	$23,318	$(4,917)	$18,401
Money market deposits	(8,978)	340	(8,638)	76,936	(8,058)	68,878
Savings deposits	108,487	(663)	107,824	234,323	1,886	236,209
Certificates of deposit $100,000 and over	370,489	129,073	499,562	213,092	6,944	220,036
Other time deposits	507,997	194,002	701,999	379,395	3,019	382,414
Federal funds purchased	359	6,166	6,525	3,188	(2)	3,186
Short-term borrowings	33,081	—	33,081	—	—	—
Long-term borrowings	198,885	—	198,885	—	—	—

Total Interest Expense	$1,261,319	$328,310	$1,589,629	$930,252	$(1,128)	$929,124

Net Interest Income	$2,484,162	$599,632	$3,083,794	$1,598,974	$153,330	$1,752,304

INVESTMENT PORTFOLIO

All securities at December 31, 2005 and December 31, 2004 were classified as available-for-sale. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale appear in Part II, Item 7, Note 2 of this report.

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 7, Note 2 of this report.

The following table shows the maturities of securities available-for-sale as of December 31, 2005 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 - 10 Years		Due After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. government agencies	$—	—%	$2,253,156	3.49%	$—	—%	$—	—%	$2,253,156
Corporate securities	300,627	6.50	—	—	—	—	—	—	300,627

Total	$300,627		$2,253,156		$—		$—		$2,553,783

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type:

	December 2005	December 2004	December 2003
Commercial, financial and agricultural	$81,138,129	$45,157,571	$24,593,797
Real estate-mortgage	27,982,694	20,598,689	6,800,214
Consumer	35,056,410	24,014,637	10,112,506

Gross Loans	144,177,233	89,770,897	41,506,517
Unearned income and deferred fees	139,449	180,898	77,850

Loans, net of unearned income and deferred fees	144,316,682	89,951,795	41,584,367
Less: Allowance for loan losses	(1,777,345)	(1,123,214)	(540,601)

Loans, net of unearned income	$142,539,337	$88,828,581	$41,043,766

Virtually all of MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including furniture, pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2005. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $21,295,282; loans for construction of buildings with an outstanding balance of $20,834,734; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,097,467. At December 31, 2004 there were three areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $11,009,692; loans for construction of buildings with an outstanding balance of $10,507,422; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $4,850,326. At December 31, 2003 there were two areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $7,836,471 and loans for construction of buildings with an outstanding balance of $3,517,369.

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

The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2005 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$36,503,111	$38,445,203	$6,189,815	$81,138,129
Interest rates are floating or adjustable	31,133,310	13,134,138	2,995,862	47,263,310
Interest rates are fixed or predetermined	5,369,801	25,311,065	3,193,953	33,874,819

It is MainStreet’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. Net charge-offs of $36,269, $374,287 and $0 for 2005, 2004 and 2003, respectively, equated to .03%, .57% and 0%, respectively, of average loans outstanding, net of unearned deferred fees and costs. There were no loans past due more than 90 days at December 31, 2005, December 31, 2004 and December 31, 2003. Nonaccrual loans were $10,975, $0 and $0 at December 31, 2005, December 31, 2004 and December 31, 2003, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2005, December 31, 2004 and December 31, 2003 was $739, $0 and $0, respectively.

At December 31, 2005, 2004 and 2003 MainStreet had $20,000, $0 and $0, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at its fair market value.

Summary of Loan Loss Experience

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2005	December 31, 2004	December 31, 2003
Average amount of loans, net of unearned, outstanding during the year	$120,396,058	$65,754,464	$24,237,869
Balance of allowance for loan losses at beginning of year	1,123,214	540,601	130,700
Loans charged off:
Commercial, financial and agricultural	(31,219)	(361,093)	—
Real estate-mortgage	(22,000)	—	—
Consumer	(16,264)	(13,194)	—

Total loans charged off:	(69,483)	(374,287)	—

Recoveries of loans previously charged off:
Commercial, financial and agricultural	33,214	—	—
Real estate- mortgage	—	—	—
Consumer	—	—	—

Total recoveries:	33,214	—	—

Net loans charged off:	(36,269)	(374,287)	—
Additions to the allowance for loan losses	690,400	956,900	409,901

Balance of allowance for loan losses at end of year	$1,777,345	$1,123,214	$540,601

Ratio of net charge offs during the period to average loans outstanding during period	.03%	.57%	.00%

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

	December 2005		December 2004		December 2003
Commercial, financial and agricultural	$1,144,900	56.28%	$504,241	50.30%	$219,562	59.25%
Real estate – mortgage	255,924	19.41	143,799	22.95	49,994	16.38
Consumer	376,521	24.31	160,803	26.75	74,144	24.37
Specific reserve	—	—	—	—	—	—
Unallocated	—	—	314,371	—	196,901	—

Total	$1,777,345	100.00%	$1,123,214	100.00%	$540,601	100.00%

DEPOSITS

Total deposits at December 31, 2005 and 2004 were $124,155,761 and $90,438,450, respectively. See Management’s Discussion and Analysis for the major classifications of deposits along with their percentage to total deposits. The average amount and rate of these deposits can be found in Part I, Item 1, in the Distribution of Assets, Liabilities, and Shareholders Equity: Interest Rate and Interest Differentials table found on page 3 of this document. The maturities of time deposits $100,000 and over and other time deposits are presented in Part II, Item 7, Note 6.

RETURN ON EQUITY AND ASSETS

Certain ratios for equity and assets as of December 31, 2005 and December 31, 2004 are presented as follows:

	December 31, 2005	December 31, 2004
Return on average shareholders’ equity from continuing operations	12.11%	5.51%
Return on average shareholders’ equity	23.67	7.38
Return on average assets from continuing operations	1.19	.43
Return on average assets	2.32	.57
Dividend payout ratio	—	—
Average shareholders’ equity to average assets	9.82	7.77

SHORT-TERM BORROWINGS

The following table presents information on each category of MainStreet’s short-term borrowings.

Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$—	$—
Weighted average interest rate of period end	—	—
Maximum amount outstanding at any month-end during the period	$4,000,000	—
Average amount outstanding during the period	$1,095,890	—
Weighted average interest rate during period	3.02%	—

Federal funds purchased
Amount outstanding at period end	$2,025,000	$—
Weighted average interest rate of period end	4.20%	—
Maximum amount outstanding at any month-end during the period	$2,025,000	$2,550,000
Average amount outstanding during the period	$285,178	$258,664
Weighted average interest rate during period	3.41%	1.23%

Item 2. Description of Property

At December 31, 2005 the Corporation had one lease agreement for its facility in Martinsville, Virginia. On January 28, 2004, MainStreet signed a new lease for the executive offices and operations area for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This new lease, which commenced May 1, 2004, will expire April 30, 2009. The lease does not have a renewal option.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A branch of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Management deems these leases to be made on comparable market terms. Both the main office and the branch have a drive-up ATM.

Franklin Bank owns a lot adjacent to their Rocky Mount Office with a purchase price of $100,000. No other real property is owned by MainStreet or the Bank.

MainStreet believes its banking facilities are well located to serve their intended banking markets and are attractively furnished and well equipped for banking purposes.

Item 3. Legal Proceedings

MainStreet currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4. Submission of Matters To A Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,573,569 shares of its common stock outstanding at January 31, 2006. In addition, the initial organizers of MainStreet received 87,500 warrants in connection with the initial public offering. Each warrant provides the holder with the right to buy one share of stock at a price of $10.00 per share. As of December 31, 2005, 75,833 warrants are vested and unexercised and 11,667 warrants have been forfeited and can no longer be exercised. In addition, MainStreet has issued options to present and former employees to purchase 158,377 shares of common stock at a price equal to the fair market value of MainStreet’s common stock as of the date of grant. As of December 31, 2005, 158,377 options had fully vested and none had been exercised.

On the opening day of Smith River Bank, C. R. McCullar, President and CEO, was granted 30,000 stock options at the then fair market value of $10.00. The stock options became exercisable if Mr. McCullar was employed as President and CEO of MainStreet and Smith River Bank on the first anniversary of the day the bank opened for business (the first 10,000 options) and on each of the next two anniversaries (for each of the next two 10,000 option grants). All such options are now vested and exercisable. Each of the options has a ten-year term from the date of grant and will expire 30 days after employment is terminated. None of these options have been exercised and are included in the total 158,377 options outstanding at December 31, 2005. Other options in the amount of 30,000 (also included in the total 158,377 outstanding at year-end), of which all are vested and exercisable, have been granted at the then fair market value of $10.50 to former employees.

The shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan will remain in effect, subject to the right of the Board to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum number of shares that may be issued under the Plan may not exceed 137,000. At December 31, 2005, granted stock options totaled 98,377 under this plan and are included in the 158,377 total options outstanding at December 31, 2005.

On September 20, 2004, MainStreet BankShares, Inc. commenced a private placement offering of its common stock to accredited and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Act of 1933. There were no brokerage or underwriting commissions. The offering terminated on January 31, 2005 having sold 200,789 shares with total proceeds of the additional capital raised by this offering was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level.

In connection with the offering of MainStreet’s common stock to capitalize Franklin Bank in 2002, TCF Financial Corporation (“TCF”) purchased 135,945 shares of MainStreet’s common stock or 9.99%. This purchase equates to 8.64% of common stock outstanding at February 28, 2006, excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 East Lake Street, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. TCF has banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

MainStreet’s common stock is currently not being traded actively. At some point in the future, it may investigate trading on the over-the-counter market or on an established exchange. Before it can do that it will have to find licensed investment banking firms willing to make a market in the stock. There is no trading market in the common stock; therefore, the company has no information related to high/low bids of the common stock.

There are approximately 1,781 shareholders of common stock as of December 31, 2005.

In order to preserve capital to facilitate growth and expansion, MainStreet does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to MainStreet by Franklin Bank. Franklin Bank does not anticipate paying any dividends to MainStreet in the foreseeable future because of the need to facilitate growth and expansion. Franklin Bank is also limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval.

The information required on the description of equity compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans Approved by security holders	128,377	$12.53	38,623

Equity compensation plans Not approved by security holders	30,000	10.50	—

Total	158,377	$12.14	38,623

Refer to Part II, Item 7, Note 13 for a detailed discussion of the stock options and warrants that are outstanding.

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. MainStreet was primarily formed to serve as a bank holding company. MainStreet has had two registered stock offerings raising a total of $14,029,501 since its inception. MainStreet provides a wide variety of banking services through its one wholly-owned subsidiary, Franklin Bank. Franklin Bank has offices in Rocky Mount, Virginia and Hardy, Virginia.

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

On January 13, 2005, MainStreet, Smith River Bank and Argentum entered into an Agreement pursuant to which MainStreet sold, and investors retained by Argentum purchased, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction was consummated on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s rights, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2005 was $641,087 and MainStreet recorded a contingent liability of $250,000 against such loans. To date, MainStreet has not been required to repurchase any of the loans. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000. Immediately following the sale of Smith River Bank, MainStreet downstreamed $4,000,000 to Franklin Bank. MainStreet and Franklin Bank were well-capitalized at December 31, 2005.

MainStreet filed a Form 8-K on March 8, 2006 reporting that it will restate its quarterly Form 10-QSB reports for the periods ending March 31, 2005, June 30, 2005, and September 30, 2005 to reflect the effect of recent guidance from its independent accountants concerning the tax expense incurred on the sale of a subsidiary on March 23, 2005. At the time of the sale, MainStreet recorded income tax expense of $562,466 related to the gain on the sale. In turn, MainStreet reflected this tax expense on each of the quarterly Form 10-QSB reports now being restated. This expense was also taken into consideration in MainStreet’s earnings release on February 2, 2006 which disclosed quarterly and year-to-date earnings and basic per share data along with total assets. Upon a very recent review of MainStreet’s income tax return, MainStreet’s independent accounting firm determined that MainStreet had no taxable gain on the sale of the subsidiary and accordingly owed no tax expense. MainStreet was notified by the accounting firm of this determination on March 3, 2006 in a called meeting of its audit committee. The restated quarterly reports will reflect that MainStreet has incurred no tax expense in connection with the subsidiary’s sale in accordance with the updated guidance. This Form 10-KSB and Annual Report reflect no tax expense in connection with the transaction. MainStreet has reviewed the matter in respect to its disclosure controls and believes that the restatement does not implicate its controls.

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

Overview

Total assets at December 31, 2005 were $153,343,670 compared to $158,342,609 at December 31, 2004, a decline of $4,998,939. This decline resulted from the divestiture of Smith River Bank during the first quarter of 2005, whose assets were $59,482,118 at December 31, 2004. Assets from continuing operations offset this decline by increasing $54,483,179, or 55.11% from year-end 2004. The largest components of total assets at December 31, 2005 were net loans in the amount of $142,539,337, cash and due from banks in the amount of $4,310,255 and securities available for sale in the amount of $2,553,783. Total deposits were $124,155,761 at December 31, 2005, an increase of $33,717,311 or 37.28% over December 31, 2004. Total shareholders’ equity at December 31, 2005 and 2004 was $15,983,181 and $12,283,579, respectively.

MainStreet’s net income for the twelve months ending December 31, 2005 and 2004 was $3,370,546 and $775,198, respectively. Basic earnings per share was $2.15 and $.55 for 2005 and 2004, respectively. Diluted earnings per share for 2005 and 2004 were $2.11 and $.55, respectively. Return on average assets in 2005 and 2004 was 2.32% and .57%, respectively while return on average shareholders’ equity was 23.67% and 7.38% for 2005 and 2004, respectively. Net income for the year ended 2005 includes the gain on the sale of Smith River Bank in the amount of $1,406,165 (net of $212,527 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $1,724,898 (net of tax). Included in net income from continuing operations is a $50,000 additional indemnity loan expense accrual recorded in the third quarter of 2005. Net income from continuing operations for the year ended 2004 was $579,063 and included an additional $230,000 loan loss provision to cover a commercial loan charge-off in the amount of $334,500 and a reversal of the valuation reserve of the deferred tax asset which added $477,359 to net income as an income tax benefit. Income from the discontinued operations of Smith River Bank was $196,135 for the year ended December 31, 2004.

Franklin Bank opened on September 16, 2002 and ended December 31, 2005 with $152,486,195 in total assets. Franklin Bank operates in a vibrant market which has a strong economy that provides a distinct advantage to MainStreet. Franklin Bank showed net income for calendar years 2005 and 2004 in the amounts of $1,756,497 (net of tax) and $531,959, respectively. Income in calendar year 2004 included a change in the valuation reserve of the deferred tax asset which added $428,994 to net income as an income tax benefit. In June 2004 Franklin experienced a commercial loan charge-off in the amount of $334,500, which was a participation loan from Smith River Bank. As a result, an additional $230,000 loan loss provision was recorded in the second quarter of 2004. Franklin’s net interest margin was 4.47% and 3.61% for the twelve-month periods ended December 31, 2005 and 2004, respectively. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates and loan fee income, combined with controlled interest rates on deposit accounts along with increases in the short-term federal funds rate. Franklin’s assets repriced faster than their deposits. The Federal Reserve raised short-term interest rates eight times in 2005 and five times during 2004. The year ended with a prime rate of 7.25%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve.

The financial services industry is highly competitive. Competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Also the ability for nonfinancial entities to provide financial services also increases competition. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s growth in the future may be negatively affected by interest rate increases and deterioration in the real estate market, if it occurs.

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

For 2005, net interest income totaled $5,758,386 compared to $2,674,592 for 2004. The total average interest-earning assets were $128,260,831 and $74,459,365 for the years ending December 31, 2005 and 2004, respectively, an increase of $53,801,466, or 72.26%. The total average interest-bearing liabilities were $105,060,615 and $62,306,568 for the years ending December 31, 2005 and 2004, respectively, an increase of $42,754,047 or 68.62%. Volumes of earning assets have continued to increase from year to year, especially loans, net of unearned deferred fees and costs. Average loans, net of unearned deferred fees and costs increased $54,641,594 in 2005 over 2004, or 83.10%. Average time deposits increased $27,079,351 from 2004 to 2005. Average short and long-term borrowings increased $7,315,068 from 2004 to 2005. The net interest margin for MainStreet at December 31, 2005 and 2004 was 4.49% and 3.59%, respectively, an increase of 90 basis points. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates and loan fee income, combined with controlled interest rates on deposit accounts along with increases in the short-term federal funds rate.

The Federal Reserve raised short-term interest rates eight times in 2005 and five times during 2004. The year ended with a prime rate of 7.25%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve.

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

For the year-to-date periods ending December 31, 2005 and 2004, the provision for loan losses was $690,400 and $956,900, respectively. During the second quarter of 2004 MainStreet recorded a total of $230,000 in loan provisions to cover $334,500 in commercial loan charge-offs, almost all of which was a participation loan at Franklin Bank from Smith River Bank. Strong period over period loan growth at Franklin Bank also contributed to the loan provision during 2005. The allowance for loan losses, or the reserve, was $1,777,345 and $1,123,214 at December 31, 2005 and 2004, respectively. This allowance equated to 1.23% and 1.25% of loans, net of unearned income at December 31, 2005 and 2004, respectively. Net charge-offs were $36,269 and $374,287 for 2005 and 2004, respectively, or .03% and .57%, respectively, of average loans, net of unearned deferred fees and costs. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. A summary of the loan loss experience and an allocation of the allowance can be found on page 6 of this Form 10-KSB.

Noninterest Income

Noninterest income for the years ending December 31, 2005 and December 31, 2004 was $1,103,526 and $1,003,963, respectively, an increase of $99,563, or 9.92%. Service charges on deposit accounts were $169,601 and $122,416 for the above-referenced time periods, respectively, an increase of $47,185 or 38.54%. NSF charges, net of waives and charge-offs primarily contributed to this increase in service charges on deposit accounts, increasing by $37,296 or 40.52%. The number of checking accounts are increasing and thereby increasing net NSF income. The addition of Franklin’s second branch,

Westlake Branch, on April 9, 2004 also contributed to the increase. Mortgage brokerage income has provided a good base of noninterest income, although dependent on the health of the real estate market. Mortgage brokerage income increased $120,404 or 50.29% for 2005 as compared to 2004. Franklin Bank has partnered with several different organizations in which the banks originate mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Servicing fees collected from Smith River Bank, per the agreement (see “General”), were $389,610 for the year ended December 31, 2005. In addition, affiliate fees paid by Smith River Bank prior to the sale on March 23, 2005 were $127,488, and were included in the servicing fee category. Affiliate fees charged to Smith River Bank during the year ended 2004 were $603,769, which also were included in the servicing fee category the 2004 period. MainStreet continues to provide various services to Smith River Bank, per the Servicing Agreement, but reduced compared to services performed prior to the sale.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2005 and December 31, 2004 was $3,561,508 and $2,619,951, respectively, an increase of $941,557, or 35.94%. The 2005 results contain twelve months of operations of the new Westlake branch of Franklin Bank, which opened on April 9, 2004. The following chart shows the noninterest expense by category for the years ending December 31, 2005 and 2004, the dollar change and the percentage change.

Expense	12-31-05	12-31-04	Dollar Change	Percentage Change
Salaries and employee benefits	$1,805,964	$1,291,072	$514,892	39.88%
Occupancy and equipment	522,209	451,310	70,899	15.71
Professional fees	265,091	202,592	62,499	30.85
Advertising and promotion	83,848	67,810	16,038	23.65
Outside processing	275,045	194,303	80,742	41.55
Franchise tax	136,000	61,005	74,995	122.93
Other expenses	473,351	351,859	121,492	34.53

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment costs, and other expenses. MainStreet employees are its most valuable resource and asset. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Other expenses include OCC assessments, FDIC assessments, supplies, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. Included in other expenses is an additional $50,000 accrual recorded in September 2005 as a reserve for MainStreet’s indemnity obligations to Smith River Bank under the Indemnity Agreement. All categories of noninterest expense as of December 31, 2005 include expense associated with the Westlake branch of Franklin Bank which opened on April 9, 2004 and direct growth and expansion. The opening of the Westlake branch increased salaries and employee benefits expense, which is already our largest expense. It also increased occupancy expenses as detailed above. The franchise tax expense is based on the total amount of capital; therefore, with the downstream of capital to Franklin Bank from the holding company, the capital level increased thus causing an increase in the franchise tax.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense (benefit) on income from continuing operations in the amounts of $885,106 and $(477,359) for the years ended December 31, 2005 and 2004, respectively. Due to the profitability of MainStreet in 2004, the valuation allowance against the deferred tax asset was reversed which added $477,359 to net income as an income tax benefit. All operating loss carryforwards have been utilized as of December 31, 2005.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To fulfill pledging collateral requirements.

3)	To help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. Agencies, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and corporate securities. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2005 and December 31, 2004 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Footnote #2 in this Form 10-KSB for a breakdown of the investment portfolio, repricing data, and pledge information.

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2005 and 2004 the breakdown of gross loans in the loan portfolio was as follows:

	2005		2004
Commercial	$81,138,129	56.28%	$45,157,571	50.30%
Residential real estate	27,982,694	19.41	20,598,689	22.95
Consumer	35,056,410	24.31	24,014,637	26.75

Total	$144,177,233	100.00%	$89,770,897	100.00%

As can be seen by the loan portfolio dollars, MainStreet experienced substantial loan growth in 2005 compared to 2004 with an increase of $54,406,336 or 60.61% due to continuing loan demand. Although some loan growth for Franklin Bank is anticipated, it is unlikely that the current level of loan growth will continue. There was no material change in the mix of loan types for the two periods. Commercial loans continue to be the primary source of lending. Residential real estate loans and consumer loans each decreased as a percentage of total loans from year end 2004 to year end 2005.

The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2005. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $21,295,282; loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,097,467; and loans for construction of buildings with an outstanding balance of $20,834,734. At December 31, 2004, there were three areas classified as concentrations of credit. The areas of concentrations of credits were in loans for real estate with an outstanding balance of $11,009,692; loans for construction of heavy and civil engineering buildings with an outstanding balance of $4,850,326; and loans for construction of buildings with an outstanding balance of $10,507,422.

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. Nonaccrual loans were $10,975 and $0 at December 31, 2005 and December 31, 2004, respectively. There were no loans past due more than 90 days at December 31, 2005 or 2004.

Deposits

Deposits are the largest source of funds used to support asset growth of MainStreet. The ratio of loans, net of unearned to deposits was 116.24% and 99.46% as of December 31, 2005 and 2004, respectively. The ratio of total time deposits to total deposits was 61.04% and 48.53% at December 31, 2005 and 2004, respectively. Total deposits at December 31, 2005 and 2004 were $124,155,761 and $90,438,450, respectively. The deposit mix was as follows:

	2005		2004
Demand deposits	$13,053,658	10.51%	$8,983,120	9.93%
Interest checking deposits	6,776,003	5.46	4,544,443	5.02
Money market deposits	9,342,298	7.53	12,023,169	13.30
Savings deposits	19,197,943	15.46	21,002,367	23.22
Time deposits $100,000 and over	30,005,051	24.17	15,533,446	17.18
Other time deposits	45,780,808	36.87	28,351,905	31.35

Total	$124,155,761	100.00%	$90,438,450	100.00%

Total deposits increased $33,717,311, or 37.28% at year-end 2005 compared to year-end 2004. The chart reflects that the largest increases as a percentage of total deposits were in time deposits $100,000 and over and other time deposits. Demand deposits and interest checking deposits, as a percentage of total deposits, increased in 2005 in comparison to 2004 but at a slower rate than time deposits. Money market deposits and savings deposits, as a percentage of total deposits, decreased in 2005 in comparison to the prior year. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall yield on interest bearing deposits was 2.85% and 2.30% for 2005 and 2004, respectively. This increase of 55 basis points is reflective of the competition in the overall market and the commitment to control funding costs during 2005 even with the short-term interest rate increases. Rate increases in 2005 on savings, interest checking and money market deposit rates were minimal due to the higher rates paid on 2004 for these deposits.

Shareholders’ Equity

Total shareholders’ equity was $15,983,181 and $12,283,579 at December 31, 2005 and 2004, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 were netted against equity. The secondary stock offering was completed December 31, 2002 with gross proceeds of $7,135,821. Offering expenses of $260,880 were netted against equity. The private placement offering terminated January 31, 2005 having sold 200,789 shares with total proceeds of $1,807,101. Offering expenses of $79,603 were netted against equity.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. MainStreet and Franklin Bank were well-capitalized at December 31, 2005. See Note No. 14 to the financial statements for capital ratios.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations are loan commitments which were $42,625,299 at December 31, 2005. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”). MainStreet’s ratio of liquid assets to total liabilities (exclusive of assets and liabilities held for sale) at December 31, 2005 and December 31, 2004 was 1.94% and 6.78%, respectively. As can be seen from the ratios, liquidity is a concern for management. Deposits provide the basic core for liquidity; however; deposits have not kept up with the pace of loan demand and thus MainStreet has relied on alternative funding. MainStreet has borrowings of $10,000,000 outstanding from FHLB at year end along with $2,025,000 in overnight borrowings from our correspondent bank. MainStreet may be required to increase interest rates to obtain additional core funding. If core funding cannot be increased, additional alternative funding may be increased or loan growth restricted. MainStreet has policies in effect to monitor alternative funding and to limit it according to asset size.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. The following table shows the sensitivity of MainStreet’s balance sheet at December 31, 2005, but is not necessarily indicative of the position on other dates.

	Three Months or Less	Greater than Three To Twelve Months	Cumulative One Year	Greater than Twelve Months	Total
Rate Sensitive Assets:
Time Balances	$106,313	$—	$106,313	$—	$106,313
Federal Funds Sold	—	—	—	—	—
Investments	300,627	—	300,627	2,253,156	2,553,783
Restricted Equity Securities	—	—	—	1,011,600	1,011,600
Gross Loans
Commercial – Secured by Real Estate	27,516,277	3,854,408	31,370,685	29,860,993	61,231,678
Retail – Secured by Real Estate	49,148,631	4,544,287	53,692,918	15,481,244	69,174,162
Commercial – Other	5,762,193	131,776	5,893,969	4,815,104	10,709,073
Other Retail Loans	1,514,186	277,109	1,791,295	1,271,025	3,062,320

Total Rate Sensitive Assets	$84,348,227	$8,807,580	$93,155,807	$54,693,122	$147,848,929

Rate Sensitive Liabilities:
Interest Checking	$6,776,003	$—	$6,776,003	$—	6,776,003
Money Markets	9,342,298	—	9,342,298	—	9,342,298
Savings	19,197,943	—	19,197,943	—	19,197,943
Time Deposits $100,000 and over	7,595,789	14,350,495	21,946,284	8,058,767	30,005,051
Other Time Deposits	11,559,545	24,182,582	35,742,127	10,038,681	45,780,808
Federal funds purchased	2,025,000	—	2,025,000	—	2,025,000
Long-term borrowings	10,000,000	—	10,000,000	—	10,000,000

Total Rate Sensitive Liabilities	$66,496,578	$38,533,077	$105,029,655	$18,097,448	$123,127,103
Interest Rate Sensitivity Gap	$17,851,649	$(29,725,497)	$(11,873,848)	$36,595,674	$24,721,826

Cumulative interest sensitivity gap	$17,851,649	$(11,873,848)	$—	$24,721,826	—
Ratio of sensitivity gap to rate sensitive assets	12.07%	(20.10)%	(8.03)%	24.75%	16.72%
Cumulative ratio of sensitivity gap to rate sensitive assets	12.07%	(8.03)%	—	16.72%	—

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

MainStreet provides certain services for its subsidiary bank. These services include accounting, investments, treasury management, compliance, audit, deposit and loan operations, and data processing. In exchange for these services, the bank pays an affiliate fee to the holding company. Per the servicing agreement signed upon the sale of Smith River Bank, MainStreet will continue to provide certain services to Smith River Bank for an annual fee of $505,000 for a three-year period. MainStreet does not own any real property and has a modest amount of fixed assets. The affiliate fee paid by Franklin Bank and the servicing fee paid by Smith River Bank also provides for MainStreet’s cash requirements since most of the expenses are directly related to the banks. Dividends from the Bank would also be a source of cash for MainStreet.

However, Franklin Bank, in light of its projected growth and capital needs, is unlikely to be able to provide dividends to MainStreet in the foreseeable future. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. MainStreet, therefore, will not pay dividends until it is deemed appropriate by management. No dividends to date have been paid by MainStreet.

A summary of MainStreet’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 7 detailing the dollar amount by maturity.

Footnote Disclosure in Item 7 Notes to Consolidated Financial Statements
Contractual Cash Obligations Operating Leases	Footnote #12
Other Commitments Commitments to extend credit	Footnote #16
Related Party Transactions Related Party Transactions	Footnote #4
Long-term Borrowings	Footnote #7

Impact of Inflation

Most of the MainStreet’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. MainStreet does not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) have a great effect on MainStreet’s profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MainStreet BankShares, Inc.

Martinsville, VA

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

BROWN EDWARDS & COMPANY, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, WV

March 3, 2006

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$4,310,255	$1,862,473
Interest-bearing deposits in other banks	106,313	265,215
Federal funds sold	—	2,292,000
Securities available-for-sale	2,553,783	3,615,619
Restricted equity securities	1,011,600	251,800

Loans:
Commercial loans	81,138,129	45,157,571
Residential real estate loans	27,982,694	20,598,689
Consumer loans	35,056,410	24,014,637

Total Gross Loans	144,177,233	89,770,897
Unearned deferred fees and costs, net	139,449	180,898

Loans, net of unearned deferred fees and costs	144,316,682	89,951,795
Less: Allowance for loan losses	(1,777,345)	(1,123,214)

Net Loans	142,539,337	88,828,581
Furniture, fixtures and equipment, net	815,760	706,305
Accrued interest receivable	635,358	320,690
Other assets	1,371,264	717,808
Assets held for sale	—	59,482,118

Total Assets	$153,343,670	$158,342,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$13,053,658	$8,983,120
Interest checking deposits	6,776,003	4,544,443
Money market deposits	9,342,298	12,023,169
Savings deposits	19,197,943	21,002,367
Time deposits $100,000 and over	30,005,051	15,533,446
Other time deposits	45,780,808	28,351,905

Total Deposits	124,155,761	90,438,450

Federal funds purchased	2,025,000	—
Long-term borrowings	10,000,000	—
Accrued interest payable and other liabilities	1,179,728	615,965
Liabilities held for sale	—	55,004,615

Total Liabilities	137,360,489	146,059,030

Shareholders’ Equity :
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 and 1,528,818 in 2005 and in 2004, respectively	15,350,606	14,949,509
Accumulated retained earnings (deficit)	663,531	(2,707,015)
Accumulated other comprehensive income (loss)	(30,956)	41,085

Total Shareholders’ Equity	15,983,181	12,283,579

Total Liabilities and Shareholders’ Equity	$153,343,670	$158,342,609

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31, 2005	Year Ended December 31, 2004
Interest Income:
Interest and fees on loans	$8,496,725	$3,915,011
Interest on interest-bearing deposits	5,129	2,699
Interest on federal funds sold	139,144	75,983
Interest on securities available-for-sale	96,218	95,996
Dividends on restricted equity securities	38,696	12,800

Total Interest Income	8,775,912	4,102,489

Interest Expense:
Interest on time deposits $100,000 and over	809,269	309,707
Interest on other deposits	1,966,576	1,115,000
Interest on federal funds purchased	9,715	3,190
Interest on short-term borrowings	33,081	—
Interest on long-term borrowings	198,885	—

Total Interest Expense	3,017,526	1,427,897

Net Interest Income	5,758,386	2,674,592
Provision for loan losses	690,400	956,900

Net Interest Income After Provision for Loan Losses	5,067,986	1,717,692

Noninterest Income:
Service charges on deposit accounts	169,601	122,416
Mortgage brokerage income	359,844	239,440
Servicing fee income	517,098	603,769
Other fee income and miscellaneous income	56,983	38,338

Total Noninterest Income	1,103,526	1,003,963

Noninterest Expense:
Salaries and employee benefits	1,805,964	1,291,072
Occupancy and equipment expense	522,209	451,310
Professional fees	265,091	202,592
Advertising and promotion	83,848	67,810
Outside processing	275,045	194,303
Franchise tax	136,000	61,005
Other expenses	473,351	351,859

Total Noninterest Expense	3,561,508	2,619,951

Net Income From Continuing Operations Before Tax	$2,610,004	$101,704
Income Tax Expense (Benefit)	885,106	(477,359)

Net Income From Continuing Operations	1,724,898	579,063
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	1,406,165	—
Income from discontinued operations, net of $0 tax	239,483	196,135

Net Income From Discontinued Operations	$1,645,648	$196,135

Net Income	$3,370,546	$775,198

Basic Net Income Per Share From Continuing Operations	$1.10	$.41

Basic Net Income Per Share	$2.15	$.55

Diluted Net Income Per Share From Continuing Operations	$1.08	$.41

Diluted Net Income Per Share	$2.11	$.55

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares	Common Stock	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2003	1,368,970	$13,583,103	$(3,482,213)	$119,573	$10,220,463
Comprehensive Income:
Net income	—	—	775,198	—	775,198
Net unrealized holding losses during the period	—	—	—	(75,703)	(75,703)
Deferred income tax expense	—	—	—	(2,785)	(2,785)

Total Comprehensive Income	—	—	775,198	(78,488)	696,710
Issuance of common stock	159,848	1,444,347	—	—	1,444,347
Stock issuance costs	—	(77,941)	—	—	(77,941)

Balance at December 31, 2004	1,528,818	$14,949,509	$(2,707,015)	$41,085	$12,283,579
Comprehensive Income:
Net Income	—	—	3,370,546	—	3,370,546
Accumulated other comprehensive income of subsidiary sold	—	—	—	(35,679)	(35,679)
Net unrealized holding losses during the period	—	—	—	(55,094)	(55,094)
Deferred income tax benefit	—	—	—	18,732	18,732

Total Comprehensive Income	—	—	3,370,546	(72,041)	3,298,505

Issuance of common stock	44,751	402,759	—	—	402,759
Stock issuance costs	—	(1,662)	—	—	(1,662)

Balance at December 31, 2005	1,573,569	$15,350,606	$663,531	$(30,956)	$15,983,181

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2005	Year Ended December 31, 2004
Cash Flows From Operating Activities:

Net income from continuing operations	$1,724,898	$579,063
Net income from discontinued operations	1,645,648	196,135
Provision for loan losses	690,400	956,900
Gain on sale of subsidiary	(1,606,165)	—
Depreciation and amortization	154,153	114,478
Amortization of discounts and premiums, net	3,512	3,084
Increase in accrued interest receivable	(314,668)	(181,552)
Increase in other assets	(634,724)	(632,935)
Increase in accrued interest payable and other liabilities	563,763	467,678

Net cash provided by operating activities	2,226,817	1,502,851

Cash Flows From Investing Activities:

Decrease in interest-bearing deposits in other banks	158,902	883,083
(Increase) decrease in federal funds sold	2,292,000	(858,000)
Purchases of furniture, fixtures, and equipment	(263,608)	(319,646)
Purchases of securities available-for-sale	(8,496,771)	(13,296,157)
Purchases of restricted equity securities	(759,800)	(101,900)
Calls/maturities of securities available-for-sale	9,500,000	14,300,000
Sales of restricted equity securities	—	33,000
Loan originations and principal collections, net	(54,401,156)	(48,741,715)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(212,527)	—
Increase in assets held for sale	(1,661,809)	(4,609,499)
Increase in liabilities held for sale	1,422,326	4,373,359

Net cash used in investing activities	(45,922,443)	(48,337,475)

Cash Flows From Financing Activities:

Increase in time deposits $100,000 and over	14,471,605	10,057,900
Increase in other time deposits	17,428,903	16,527,535
Increase in other deposits	1,816,803	19,272,986
Increase in federal funds purchased	2,025,000	—
Proceeds from short-term borrowings	4,000,000	—
Repayment of short-term borrowings	(4,000,000)	—
Proceeds from long-term borrowings	10,000,000	—
Proceeds from issuance of common stock	402,759	1,444,347
Costs of stock issuance	(1,662)	(77,941)

Net cash provided by financing activities	46,143,408	47,224,827

Net increase in cash and cash equivalents	2,447,782	390,203
Cash and cash equivalents at beginning of year	$1,862,473	$1,472,270

Cash and cash equivalents at end of year	$4,310,255	$1,862,473

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,782,450	$1,036,146

Cash paid during the period for taxes	$1,512,320	$—

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$61,108,248	$—

Liabilities of subsidiary sold	$56,426,941	$—

Transfer of loans to foreclosed property	$20,000	$—

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 1 – Summary of Accounting Policies

(a) General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. Currently, MainStreet has one wholly-owned subsidiary, Franklin Community Bank, National Association (“Franklin Bank”).

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas.

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

On January 13, 2005, MainStreet, Smith River Community Bank N.A. (“Smith River Bank”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. As part of the transaction, MainSteet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2005 was $641,087 and MainStreet recorded a contingent liability of $250,000 against such loans. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at December 31, 2005.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Due to the sale of Smith River Bank on March 23, 2005, the assets and liabilities of Smith River Bank are shown as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2004 and are shown below. The assets and liabilities as of the sale date March 23, 2005 are also shown below.

Smith River Community Bank, N.A.

Condensed Balance Sheets

	March 23, 2005	December 31, 2004
Assets

Cash and due from banks	$1,422,050	$1,337,869
Interest-bearing deposits in other banks	77,807	76,148
Federal funds sold	3,011,000	1,239,000
Securities available-for-sale and restricted securities	4,594,077	6,236,419
Gross loans	51,743,570	50,283,233
Unearned deferred fees and costs, net	169,184	163,312

Loans, net of unearned deferred fees and costs	51,912,754	50,446,545
Allowance for loan losses	(667,695)	(645,115)

Net loans	51,245,059	49,801,430
Other Assets	768,011	791,252

Total Assets	$61,118,004	$59,482,118

Liabilities and Shareholders’ Equity

Deposits	$56,184,856	$54,834,754
Accrued interest payable and other liabilities	242,085	169,861

Total Liabilities	56,426,941	55,004,615

Shareholders’ Equity
Common shareholders’ equity	4,691,063	4,477,503

Total Liabilities and Shareholders’ Equity	$61,118,004	$59,482,118

Due to the sale of Smith River Bank on March 23, 2005, the affiliate fee income and the servicing fee income received monthly since the sale are both shown in servicing fee income. The net income of the bank is shown as income from discontinued operations on the consolidated income statement. Following is a condensed breakdown of the specific categories.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Smith River Community Bank, N. A.

Condensed Income Statements

	Year Ended December 31, 2005	Year Ended December 31, 2004
Interest Income	$823,586	$3,152,753
Interest Expense	268,853	1,059,290

Net Interest Income	554,733	2,093,463
Provision for Loan Losses	—	522,300

Net Interest Income After Provision for Loan Losses	554,733	1,571,163
Noninterest Income	143,362	483,949
Noninterest Expense	458,612	1,858,977

Net Income	$239,483	$196,135

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiary, Franklin Bank. The net income of Smith River Bank is shown as income from discontinued operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinued operations. The affiliate fee paid to MainStreet from Smith River Bank for 2005 and 2004 in the amount of $127,488 and $603,769, respectively, has not been eliminated. Due from accounts in the amount of $53,228 and $105,772 for 2005 and 2004, respectively have not been eliminated. Interest-bearing deposit accounts in the amount of $0 and $223,652 for 2005 and 2004, respectively, have not been eliminated.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

(h) Other Real Estate

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expense. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation.” This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised. The following table illustrates the effect on the net income and net income per share if the corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to its stock options and warrants:

	Year Ended 2005	Year Ended 2004
Net income as reported	$3,370,546	$775,198
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(470,192)	—

Proforma net income	$2,900,354	$775,198

Net income per share:
Basic-as reported	$2.15	$.55
Basic-proforma	$1.85	$.55

Diluted-as reported	$2.11	$.55
Diluted-proforma	$1.82	$.55

(l) Advertising Costs

Advertising costs are expensed as incurred.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

(n) Net Income Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the year ending December 31, 2005 basic income per share and average shares outstanding were $2.15 and 1,571,093. Diluted income per share and average shares outstanding were $2.11 and 1,592,003. For the year ending December 31, 2004 basic income per share and average shares outstanding were $.55 and 1,401,303. Diluted income per share and average shares outstanding were $.55 and 1,401,960.

At December 31, 2005 and December 31, 2004, there were 75,833 warrants outstanding and exercisable. At December 31, 2005 and 2004, there were 158,377 and 60,000 options, respectively, that were outstanding and exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2005 and 2004 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies	$2,300,000	$—	$(46,844)	$2,253,156
Corporate bonds	300,686	—	(59)	300,627

Total securities available-for-sale	$2,600,686	$—	$(46,903)	$2,553,783

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$3,299,880	$8,871	$(3,938)	$3,304,813
Corporate bonds	307,548	3,258	—	310,806

Total securities available-for-sale	$3,607,428	$12,129	$(3,938)	$3,615,619

The amortized costs and market values of securities available-for-sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$300,686	$300,627
Due after one year but within five years	2,300,000	2,253,156
Due after five years but within ten years	—	—
Due after ten years	—	—

	$2,600,686	$2,553,783

There were no gains or losses realized on sales and calls of securities available-for-sale in 2005 and 2004, respectively. Securities available-for-sale with carrying values approximating $2,300,000 at December 31, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. There were no securities at December 31, 2005 or December 31, 2004 that have been in an impaired position for greater than twelve months; however, there were four securities with an unrealized loss at December 31, 2005 and one security with an unrealized loss at December 31, 2004.

Federal reserve bank stock is included in restricted equity securities and totaled $366,100 at December 31, 2005 and $153,100 at December 31, 2004, respectively.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance at beginning of year	$1,123,214	$540,601
Provision for loan losses	690,400	956,900
Losses charged to allowance	(69,483)	(374,287)
Recoveries credited to allowance	33,214	—

Balance at end of year	$1,777,345	$1,123,214

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Net charge-offs of $36,269 and $374,287 for 2005 and 2004 equated to .03% and .57% respectively, of average loans outstanding, net of unearned deferred fees and costs. The loan loss reserve at December 31, 2005 and 2004 was $1,777,345 and $1,123,214, respectively, or 1.23% and 1.25%, respectively, of loans, net of unearned deferred fees and costs. There were no loans past due more than 90 days at December 31, 2005 and December 31, 2004. Nonaccrual loans were $10,975 and $0 at December 31, 2005 and December 31, 2004, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2005 and December 31, 2004 was $739 and $0, respectively. The average balance during 2005 and 2004 for impaired loans was approximately $15,955 and $178,841, respectively. Interest income reflected in the 2005 and 2004 income statements related to impaired loans was $1,579 and $0, respectively.

Overdrafts reclassified to loans at December 31, 2005 and 2004 were $38,250 and $16,091, respectively.

At December 31, 2005 and 2004 the balance of other real estate was $20,000 and $0, respectively.

Note 4 – Related Party Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2005 and 2004 for all such loans are summarized below:

	2005	2004
Balance at beginning of year	$3,935,617	$3,373,031
Additions	7,334,165	6,666,710
Payments	(6,183,050)	(6,104,124)

Balance at end of year	$5,086,732	$3,935,617

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments were $3,905,572 and $729,115 at December 31, 2005 and 2004, respectively.

Note 5 – Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31, 2005 and 2004 are as follows:

	2005	2004
Furniture and equipment	$735,655	$648,357
Computer software	90,635	60,310
Leasehold improvements	307,476	161,491

	1,133,766	870,158
Accumulated depreciation and amortization	(318,006)	(163,853)

Furniture, fixtures and equipment, net	$815,760	$706,305

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 6 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2005 and 2004 are as follows:

	2005
	Time Deposits $100,000 and Over	Other Time Deposits
Three months or less	$7,595,789	$11,559,545
Over 3 through 6 months	2,353,962	4,046,775
Over 6 through 12 months	11,996,533	20,135,807
Over 12 months	8,058,767	10,038,681

Total	$30,005,051	$45,780,808

	2004
	Time Deposits $100,000 and Over	Other Time Deposits
Three months or less	$7,950,585	$12,950,390
Over 3 through 6 months	5,305,003	7,110,508
Over 6 through 12 months	1,244,594	4,528,012
Over 12 months	1,033,264	3,762,995

Total	$15,533,446	$28,351,905

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2005 and 2004 were $3,214,968 and $3,743,130, respectively.

Note 7 – Long-term and short-term borrowings

Long-term borrowings as of December 31, 2005 consist of a Federal Home Loan Bank of Atlanta (“FHLB”) advance in the amount of $10,000,000. Interest is paid monthly on the convertible advance. The advance floats at one month LIBOR minus 50 bps for the first year. The rate reprices monthly on the interest payment due date. The rate at December 31, 2005 was 3.87%. The maturity date is May 19, 2010. The advance is callable once on May 19, 2006. FHLB may convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then ARC spread for a similar advance. If the advance is not converted on May 19, 2006, the advance will flip to a fixed rate of 3.83% until the final maturity date. As collateral for the long-term borrowing, FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines.

Short-term borrowings in the amount of $2,025,000 consist of federal funds purchased at December 31, 2005.

Note 8 – Income Taxes

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2005	2004
Current	$960,013	$—
Deferred tax provision (benefit)	(74,907)	35,651
Adjustment to valuation allowance	—	(513,010)

Income Tax Expense (Benefit)	$885,106	$(477,359)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2005	2004
Computed at the expected statutory rate	$887,401	$34,579
Nondeductible meals & entertainment	852	1,502
Other	(3,147)	(430)
Adjustment to valuation allowance	—	(513,010)

Income Tax Expense (Benefit)	$885,106	$(477,359)

The components of deferred tax assets and liabilities are as follows:

	2005	2004
Allowance for loan losses	$521,563	$315,422
Net operating loss carry forward	—	160,086
Unrealized loss on securities available for sale	15,947	—
Indemnity loan accrual	100,000	—
Other	258	65
Organizational costs	46,491	74,113

Deferred tax assets	684,259	549,686

Prepaid service contracts and insurance	37,249	25,421
Depreciation and amortization	78,797	46,824
Unrealized gain on securities available-for-sale	—	2,785
Other	—	82

Deferred tax liabilities	116,046	75,112

Net deferred tax assets	$568,213	$474,574

There are no available net operating loss carry forwards at December 31, 2005.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 9 – Net Income Per Share

	Year Ended December 31, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$1,724,898	1,571,093	$1.10
Net income from discontinued operations, net of tax	$1,645,648	1,571,093	$1.05
Net income available to common shareholders	$3,370,546	1,571,093	$2.15
Diluted EPS
Net income from continuing operations, net of tax	$1,724,898	1,592,003	$1.08
Net income from discontinued operations, net of tax	$1,645,648	1,592,003	$1.03
Net income available to common shareholders	$3,370,546	1,592,003	$2.11

	Year Ended December 31, 2004
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$579,063	1,401,303	$.41
Net income from discontinued operations, net of tax	$196,135	1,401,303	$.14
Net income available to common shareholders	$775,198	1,401,303	$.55
Diluted EPS
Net income from continuing operations, net of tax	$579,063	1,401,960	$.41
Net income from discontinued operations, net of tax	$196,135	1,401,960	$.14
Net income available to common shareholders	$775,198	1,401,960	$.55

Note 10 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” upon the opening of the Bank. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income (loss) on the balance sheet as of December 31, 2005 and 2004.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net unrealized holding losses during the year	$(55,094)	$(75,703)
Accumulated other comprehensive income of subsidiary sold	(35,679)
Less reclassification adjustments for gains included in net income	—	—
Income tax benefit (expense)	18,732	(2,785)

Change in Accumulated Other Comprehensive Income (Loss)	$(72,041)	$(78,488)

Note 11 - Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. There are no postretirement benefits at this time. BankShares has a 401-K plan which provides for contributions by employees. BankShares began a matching contribution in the second quarter of 2005. Total 401-K match expense was $24,417 for the year ended December 31, 2005.

Note 12 – Leases and Commitments

At December 31, 2005 the Corporation had one lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office lease, which commenced on August 1, 2002, was for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. On January 28, 2004, MainStreet signed a new lease for the executive offices and operations area for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This new lease, which commenced May 1, 2004, will expire April 30, 2009 and replaces the existing lease.

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

Total rent expense approximated $208,000 and $187,000 for the years ended December 31, 2005 and 2004, respectively. Future rental payments under non-cancelable operating leases approximate $208,000, $208,000, $208,000, $189,000 and $181,000 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Franklin Bank owns a lot adjacent to their Rocky Mount Office with a purchase price of $100,000. No other real property is owned by MainStreet or the Bank.

The Corporation has an employment agreement with its President and Chief Executive Officer. The agreement has a three-year rolling term which has been ended by the President. Under the terms of the agreement, Mr. McCullar will continue in a consulting capacity after retirement until July 13, 2007. Mr. McCullar has announced his retirement effective April 30, 2006. The Corporation has also entered into an employment contract with its Executive Vice President and Chief Financial Officer. This agreement also has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary. The Corporation and Franklin Bank also have an employment agreement with Larry A. Heaton, President and Chief Executive Officer of Franklin Bank. This agreement has a rolling one year term that unless terminated 90 days prior to each anniversary date, is extended automatically for an additional year.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 13 - Stock Options and Warrants

On the opening date of Smith River Bank, July 24, 2000, the President and CEO was granted 30,000 stock options at the then fair market value of $10.00. The stock options became exercisable if Mr. McCullar was employed as President and CEO of MainStreet and Smith River Bank on the first anniversary of the day the bank opened for business (the first 10,000 options) and on each of the next two anniversaries (for each of the next two 10,000 option grants). All such options are now vested and exercisable. Each of the options has a ten-year term from the date of grant and will expire 30 days after employment is terminated. None of these options have been exercised. Other options in the amount of 30,000, of which all are vested and exercisable, have been granted at the then fair market value of $10.50 to former employees.

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

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was effective by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum number of shares that may be issued under the Plan may not exceed 137,000. As of December 31, 2005, there were 98,377 options granted under this Plan.

The Corporation has reserved 284,500 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The per share weighted average fair value of stock options granted during 2005 was $4.78 on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

2005 Grants
Risk-free interest rate	4.51%
Expected life of options and warrants	10 years
Expected volatility of stock price	31%
Expected dividend yield	0%

The Corporation applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and warrants and, accordingly, no compensation cost has been recognized for its stock options or warrants in the consolidated financial statements. The stock options and warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income and net income per share if the corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to its stock options and warrants:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	Year Ended 2005	Year Ended 2004
Net income as reported	$3,370,546	$775,198
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(470,192)	—

Proforma net income	$2,900,354	$775,198

Net income per share:
Basic-as reported	$2.15	$.55
Basic-proforma	$1.85	$.55

Diluted-as reported	$2.11	$.55
Diluted-proforma	$1.82	$.55

Following is a status and summary of changes of options and warrants during the years ended December 31, 2005 and 2004, respectively.

	Year Ended 2005	Year Ended 2004
Outstanding at beginning of year	135,833	135,833
Granted	98,377	—
Exercised	—	—
Forfeited	—	—

Outstanding at year-end	234,210	135,833

The exercise price of the outstanding stock options and warrants have a range of $10.00-$13.30 and $10.00-$10.50 at December 31, 2005 and 2004, respectively. At December 31, 2005 there were 158,377 options and 75,833 warrants exercisable at a weighted average price of $11.45. At December 31, 2004 there were 60,000 options and 75,833 warrants exercisable at a weighted average price of $10.11. The weighted average contractual maturity of the options and warrants was 7.2 and 6.6 years, respectively.

Note 14 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. BankShares will not be paying dividends until it is deemed appropriate by management.

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank. Franklin Bank must currently maintain a reserve balance of $250,000 with the correspondent bank.

BankShares and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2005. At December 31, 2004, BankShares’ Tier II risked based capital ratio had fallen below the minimum for a well-capitalized bank along with

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Franklin Bank’s Tier II risk-based capital ratios. In addition, Franklin Bank’s Tier I leverage ratio was below the well capitalized level for a denovo bank. (Franklin Bank was no longer in denovo status after September 16, 2005.) As a result, BankShares implemented a capital restoration plan. A private placement offering, which began on September 20, 2004 and terminated January 31, 2005, raised $1,807,101 in capital through the sale of 200,789 shares of common stock. In addition, BankShares and Smith River Bank entered into a purchase agreement with Argentum Capital Management, LLC pursuant to which MainStreet sold and Argentum and its assigns purchased all of the outstanding shares of common stock of Smith River Bank for $6,500,000. At December 31, 2004, BankShares and Franklin Bank were above capital adequacy requirements to which they are subject. Actual capital amounts and ratios for MainStreet are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$17,786,137	12.55%	$11,342,000	8.00%	$14,177,000	10.00%
Tier I capital (to risk weighted assets)	16,014,137	11.30	5,671,000	4.00	8,506,000	6.00
Tier I capital (to average assets)	16,014,137	10.48	6,114,000	4.00	7,643,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$13,365,708	8.96%	$11,929,000	8.00%	$14,912,000	10.00%
Tier I capital (to risk weighted assets)	12,242,494	8.21	5,965,000	4.00	8,947,000	6.00
Tier I capital (to average assets)	12,242,494	7.86	6,229,000	4.00	7,786,000	5.00

Actual capital amounts and ratios for Franklin Bank are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$15,507,736	11.00%	$11,276,000	8.00%	$14,096,000	10.00%
Tier I capital (to risk weighted assets)	13,745,736	9.75	5,638,000	4.00	8,457,000	6.00
Tier I capital (to average assets)	13,745,736	9.01	6,101,000	4.00	7,626,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$8,406,239	9.41%	$7,147,000	8.00%	$8,934,000	10.00%
Tier I capital (to risk weighted assets)	7,289,239	8.16	3,573,000	4.00	5,360,000	6.00
Tier I capital (to average assets)	7,289,239	7.61	3,832,000	4.00	4,789,000	5.00

Note 15 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets

Cash and due from banks	$198,372	$105,772
Interest-bearing deposits in other banks	1,596,672	223,652
Furniture, fixtures and equipment, net	110,332	96,782
Other assets	708,122	164,772
Investment in subsidiary bank	13,714,780	7,294,645
Investment in assets held for sale	—	4,477,503

Total Assets	$16,328,278	$12,363,126

Liabilities and Shareholders’ Equity
Accrued interest payable and other liabilities	$345,097	$79,547

Shareholders’ Equity
Common shareholders’ equity	15,983,181	12,283,579

Total Liabilities and Shareholders’ Equity	$16,328,278	$12,363,126

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2005	Year Ended December 31, 2004
Income
Equity in undistributed income of subsidiary banks	$1,756,498	$531,959
Equity in undistributed income of assets sold	239,483	196,135
Gain on sale of subsidiary	1,606,165	—
Interest income	34,480	2,608
Other income	2,862	604,175
Servicing fee income	517,098	—
Affiliate fee income	815,917	491,806

Total Income	4,972,503	1,826,683

Expenses
Salaries and employee benefits	797,554	594,782
Occupancy and equipment expense	104,713	93,770
Professional fees	224,322	161,827
Outside processing	92,763	69,136
Indemnity loan accrual	250,000	—
Other expenses	153,590	180,335

Total Expenses	1,622,942	1,099,850

Net Income Before Tax	3,349,561	726,833
Income Tax Benefit	(20,985)	(48,365)

Net Income	$3,370,546	$775,198

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004
Cash Flows From Operating Activities:
Net income from continuing operations	$1,724,898	$579,063
Net income from discontinued operations	1,645,648	196,135
Adjustments to reconcile net income to net cash from operations:
Gain on sale of subsidiary	(1,606,165)	—
Depreciation	23,753	12,687
Equity in undistributed income of subsidiary bank	(1,756,498)	(531,959)
Equity in assets sold	(239,483)	(196,135)
Increase in other assets	(543,350)	(110,553)
Increase in other liabilities	265,550	67,839

Net Cash Provided by (Used in) Operating Activities	(485,647)	17,077

Cash Flows From Investing Activities:
(Increase) decrease in interest-bearing deposits	(1,373,020)	918,993
Purchases of furniture and equipment	(37,303)	(98,097)
Proceeds from sale of subsidiary	6,500,000	—
Costs of subsidiary sale	(212,527)	—
Capital contributed to subsidiary banks	(4,700,000)	(2,175,005)

Net Cash Provided by (Used in) Investing Activities	177,150	(1,354,109)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	402,759	1,444,347
Costs of stock issuance	(1,662)	(77,941)

Net Cash Provided By Financing Activities	401,097	1,366,406

Net Increase in Cash	92,600	29,374
Cash at Beginning of Year	105,772	76,398

Cash at End of Year	$198,372	$105,772

Note 16 – Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, BankShares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2005 and 2004 outstanding commitments to extend credit were $42,625,299, and $34,773,854 respectively. Primarily, these outstanding commitments to extend credit are variable rate.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 17 – Concentrations of Credit Risk

Virtually all of MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including furniture, pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2005. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $21,295,282; loans for construction of buildings with an outstanding balance of $20,834,734; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,097,467. At December 31, 2004, there were also three areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $11,009,692, loans for construction of buildings with an outstanding balance of $10,507,422; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $4,850,326.

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

Note 18 – Fair Value of Financial Instruments

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

December 31, 2005 and 2004

The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(e.)	Short-term Borrowings

The carrying amount is a reasonable estimate of fair value.

(f.)	Long-term Borrowings

The fair value of long-term borrowings is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

(g.)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments.

The estimated fair values of financial instruments at December 31, 2005 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:

Cash and due from banks	$4,310,255	$4,310,255
Interest-bearing deposits in other banks	106,313	106,313
Federal funds sold	—	—
Securities available-for-sale	2,553,783	2,553,783
Restricted equity securities	1,011,600	1,011,600
Loans, net of unearned deferred fees and costs	144,316,682	142,395,327

Total Financial Assets	$152,298,633	$150,377,278

FINANCIAL LIABILITIES:

Deposits:
Non-interest bearing demand deposits	$13,053,658	$13,053,658
Interest checking deposits	6,776,003	6,776,003
Money market deposits	9,342,298	9,342,298
Savings deposits	19,197,943	19,197,943
Time deposits $100,000 and over	30,005,051	29,997,812
Other time deposits	45,780,808	45,807,103
Federal funds purchased	2,025,000	2,025,000
Long-term borrowings	10,000,000	10,022,379

Total Financial Liabilities	$136,180,761	$136,222,196

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The estimated fair values of financial instruments at December 31, 2004 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:

Cash and due from banks	$1,862,473	$1,862,473
Interest-bearing deposits in other banks	265,215	265,215
Federal funds sold	2,292,000	2,292,002
Securities available-for-sale	3,615,619	3,615,619
Restricted equity securities	251,800	251,800
Loans, net of unearned deferred fees and costs	89,951,795	89,297,574

Total Financial Assets	$98,238,902	$97,584,683

FINANCIAL LIABILITIES:

Deposits:
Non-interest bearing demand deposits	$8,983,120	$8,983,120
Interest checking deposits	4,544,443	4,544,443
Money market deposits	12,023,169	12,023,169
Savings deposits	21,002,367	21,002,367
Time deposits $100,000 and over	15,533,446	15,538,781
Other time deposits	28,351,905	28,333,822

Total Financial Liabilities	$90,438,450	$90,425,702

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

Note 19 – Contingencies and Other Matters

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

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2008, the term of the Class B Directors expires in 2006, and the term of the Class C Directors expires in 2007. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held
Class A Directors – Term Expires 2008

Larry A. Heaton (48)	Director since October 2002
President/CEO of Franklin Community Bank, N.A. since
October 2002

Morton W. Lester (72)	Director since January 1999

Cecil R. McCullar (69)	Director since January 1999
President/CEO of MainStreet BankShares, Inc. since January 1999

Michael A. Turner (52)	Director since December 2002

Class B Directors – Term Expires 2006

Jesse D. Cahill, Sr. (75)	Director since January 1999

Joseph F. Clark (43)	Director since July 2001

Roxann B. Dillon (72)	Director since January 1999

Joe C. Philpott (74)	Director since January 1999

Joel R. Shepherd (42)	Director since December 2002

Class C Directors – Terms Expires 2007

Charles L. Dalton (42)	Director since July 2001

John M. Deekens (58)	Director since July 2001

Danny M. Perdue (60)	Director since December 2002

Milford A. Weaver (80)	Director since July 1999

Jesse D. Cahill, Sr. has been a real estate broker and general contractor since 1959. He is a director of Caho, Inc., Rocuda Finance, Rocuda Mortgage and Rocuda Fast Cash. He owns 50% of Caho, Inc. and 100% of the other three companies. Mr. Cahill will not stand for re-election as a director in April 2006 due to the age requirement for retirement.

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

Roxann B. Dillon is a principal stockholder in Dillon Insurance Agency. She is a retired school teacher. Ms. Dillon will not stand for re-election as a director in April 2006 due to the age requirement for retirement.

Larry A. Heaton is President, CEO and a director of Franklin Community Bank, N.A. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank. Mr. Heaton serves as a director of the Franklin County YMCA and the United Way of Franklin County. He also serves on the Board of Trustees for Ferrum College. He is also a member of the Rocky Mount Rotary Club. Mr. Heaton has been appointed by the Board of Directors of MainStreet to succeed Mr. McCullar as President and Chief Executive Officer of MainStreet effective May 1, 2006.

Morton W. Lester is President of The Lester Corporation, a real estate investment and property management company, and Vice President of Motor Imports, Inc. Currently, Mr. Lester serves on the Blue Ridge Airport Authority, and has served as its chairman for many years.

Cecil R. McCullar has worked for several banks. Most recently he was the President and CEO of First American FSB, a $450 million thrift which is a wholly owned subsidiary of First American Corporation from 1995 to 1998, and Charter Federal Savings Bank, which was a $750 million thrift with 28 branches throughout southwest Virginia and Knoxville, Tennessee from 1993 to 1995. Mr. McCullar announced his retirement in the January board meeting effective April 30, 2006.

Danny M. Perdue is currently the owner of the Franklin Shopping Center and partial owner of Redwood Minute Markets, Inc., all located in Franklin County. Mr. Perdue is also a director of Franklin Community Bank, N.A.

Joe C. Philpott, retired, worked for Bassett Furniture Industries for 42 years, retiring as Executive Vice President of Manufacturing and a director. Mr. Philpott will not stand for re-election as director in April 2006 due to the age requirement for retirement.

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

Michael A. Turner has served as the partial owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates and TNT Associates, LLC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A.

Milford A. Weaver is presently co-founder and partial owner of Virginia Blower Company in Collinsville and Galax, Virginia. He is also a director and partial owner of Collinsville Land Corporation.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer
Brenda H. Smith (46)	Executive Vice President	8/99
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

MainStreet has adopted a Code of Ethics for all of its employees including its Chief Executive and Chief Accounting Officers. A copy of the Code of Ethics may be obtained without charge upon request by writing to Brenda H. Smith, Executive Vice President, 730 East Church Street, Suite 30, Martinsville, Virginia, 24112.

Item 10. Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 14 through 16 of the Corporation’s 2006 Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 of Form 10-KSB appears on pages 9 through 11 of the Corporation’s 2006 Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated have banking relationships with Franklin Bank and prior to its divestiture, Smith River Bank. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Information related to loans to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 4 of this document. Deposit information related to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 6 of this document.

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia and its Westlake office. The owners of the buildings are directors of Franklin Bank.

Item 13. Exhibits

a) See Index to Exhibits.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-KSB appears in the Corporation’s 2006 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

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

NAME	TITLE	DATE
/s/ Cecil R. McCullar	President and Chief Executive	3/13/06
Cecil R. McCullar	Officer, Director	Date

/s/ Brenda H. Smith	Executive Vice President	3/13/06
Brenda H. Smith	Chief Financial Officer	Date
Corporate Secretary

/s/ Jesse D. Cahill, Sr	Director	3/13/06
Jesse D. Cahill, Sr.		Date

/s/ Joseph F. Clark	Director	3/13/06
Joseph F. Clark		Date

/s/ Charles L. Dalton	Director	3/13/06
Charles L. Dalton		Date

/s/ John M. Deekens	Director	3/13/06
John M. Deekens		Date

/s/ Roxann B. Dillon	Director	3/13/06
Roxann B. Dillon		Date

/s/ Larry A. Heaton	Director	3/13/06
Larry A. Heaton	President/CEO of	Date
Franklin Community Bank, N.A.

/s/ Morton W. Lester	Director	3/13/06
Morton W. Lester		Date

/s/ Danny M. Perdue	Director	3/13/06
Danny M. Perdue		Date

/s/ Joe C. Philpott	Director	3/13/06
Joe C. Philpott		Date

/s/ Joel R. Shepherd	Chairman of the Board	3/13/06
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	3/13/06
Michael A. Turner		Date

/s/ Milford A. Weaver	Director	3/13/06
Milford A. Weaver		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; and amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1*	Employment Agreement with President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.3	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated January 13, 2005 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.4	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.5	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

14	Code of Ethics.

21	Subsidiaries of the small business issuer.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)