Form 10QSB
period 2006-03-31
MAINSTREET BANKSHARES INC
filed 2006-05-11
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    1,573,569 shares as of April 30, 2006

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

PART II OTHER INFORMATION

Item 6	Exhibits	25

	Signatures	26

	Index to Exhibits	27

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of March 31, 2006 (unaudited).

2.	Consolidated Statements of Income for the quarters ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

March 31, 2006

ASSETS

Cash and due from banks	$2,598,226
Interest bearing deposits in banks	168,207
Federal funds sold	5,804,000
Securities available for sale	4,248,981
Restricted equity securities	1,361,100
Loans:
Commercial loans	86,753,378
Residential real estate loans	29,789,100
Consumer loans	35,673,343

Total Gross Loans	152,215,821
Unearned deferred fees and costs, net	139,736

Loans, net of unearned deferred fees and costs	152,355,557
Less: allowance for loan losses	(1,860,753)

Net Loans	150,494,804
Furniture, fixtures and equipment	785,908
Accrued interest receivable	751,240
Other assets	1,416,701

TOTAL ASSETS	$167,629,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$15,421,655
Interest checking deposits	8,133,323
Money market deposits	9,970,954
Savings deposits	16,112,363
Time deposits $100,000 and over	33,614,904
Other time deposits	51,248,202

Total Deposits	134,501,401

Long-term borrowings	10,000,000
Short-term borrowings	5,000,000
Accrued interest payable and other liabilities	1,429,602

Total Liabilities	150,931,003

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,573,569 shares	15,350,606
Accumulated retained earnings	1,380,904
Accumulated other comprehensive loss	(33,346)

Total Shareholders’ Equity	16,698,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$167,629,167

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest Income:
Interest and fees on loans	$2,892,021	$1,556,144
Interest on interest-bearing deposits	3,600	3,310
Interest on federal funds sold	40,234	10,718
Interest on securities available for sale	22,310	23,555
Dividends on restricted equity securities	17,356	4,958

Total Interest Income	2,975,521	1,598,685

Interest Expense:
Interest on time deposits $100,000 and over	322,508	129,066
Interest on other deposits	675,408	385,945
Interest on federal funds purchased	2,466	—
Interest on short-term borrowings	55,587	18,281
Interest on long-term borrowings	100,641	—

Total Interest Expense	1,156,610	533,292

Net Interest Income	1,818,911	1,065,393
Provision for loan losses	79,044	164,700

Net Interest Income After Provision for Loan Losses	1,739,867	900,693

Noninterest Income:
Service charges on deposit accounts	51,231	44,833
Mortgage brokerage income	80,211	77,648
Servicing fee income	126,250	138,348
Other fee income and miscellaneous income	39,234	9,691

Total Noninterest Income	296,926	270,520

Noninterest Expense:
Salaries and employee benefits	541,765	402,766
Occupancy and equipment expense	138,184	123,634
Professional fees	67,173	48,950
Advertising and promotion	22,800	18,750
Outside processing	81,333	71,052
Franchise tax	40,251	31,200
Other expenses	99,766	111,520

Total Noninterest Expense	991,272	807,872

Net Income From Continuing Operations Before Tax	$1,045,521	$363,341
Income Tax Expense	328,148	123,853

Net Income From Continuing Operations	717,373	239,488
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	—	1,403,446
Income from discontinued operations, net of $0 tax	—	239,483

Net Income From Discontinued Operations	—	1,642,929

Net Income	$717,373	$1,882,417

Basic Net Income Per Share From Continuing Operations	$.46	$.15

Basic Net Income Per Share	$.46	$1.20

Diluted Net Income Per Share From Continuing Operations	$.45	$.15

Diluted Net Income Per Share	$.45	$1.20

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash Flows From Operating Activities

Net income from continuing operations	$717,373	$239,488
Net income from discontinued operations	—	1,642,929
Provision for loan losses	79,044	164,700
Gain on sale of subsidiary	—	(1,603,446)
Depreciation and amortization	42,947	34,993
Amortization of discounts and premiums, net	(303)	1,378
Increase in accrued interest receivable	(115,882)	(78,925)
(Increase) decrease in other assets	(44,206)	51,410
Increase in accrued interest payable and other liabilities	249,874	318,251

Net cash provided by operating activities	928,847	770,778

Cash Flows From Investing Activities

Increase in interest-bearing deposits	(61,894)	(2,647,708)
Increase in federal funds sold	(5,804,000)	(3,973,000)
Purchases of furniture, fixtures, and equipment	(13,095)	(24,810)
Purchases of securities available for sale	(1,998,516)	(999,783)
Purchases of restricted equity securities	(349,500)	(326,900)
Proceeds from calls and maturities of securities available for sale	300,000	1,000,000
Loan originations and principal collections, net	(8,034,511)	(14,193,980)
Proceeds from sale of subsidiary	—	6,500,000
Costs of subsidiary sale	—	(215,247)
Increase in assets held for sale	—	(1,661,809)
Increase in liabilities held for sale	—	1,422,326

Net cash used in investing activities	(15,961,516)	(15,120,911)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	3,609,853	4,094,867
Increase in other time deposits	5,467,394	4,204,586
Increase in other deposits	1,268,393	1,265,902
Decrease in federal funds purchased	(2,025,000)	—
Proceeds from short-term borrowings	5,000,000	4,000,000
Issuance of common stock	—	402,759
Costs of stock issuance	—	(1,557)

Net cash provided by financing activities	13,320,640	13,966,557

Net decrease in cash	(1,712,029)	(383,576)
Cash and due from banks at beginning of period	$4,310,255	$1,862,473

Cash and due from banks at end of period	$2,598,226	$1,478,897

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,406,311	$655,060

Cash paid during the period for taxes	$—	$—

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$—	$61,108,248

Liabilities of subsidiary sold	$—	$56,426,941

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

Note 1 – Summary of Accounting Policies

(a)	General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2005 Annual Report of Form 10-KSB should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2005 financial statements have been reclassified to conform to the 2006 statement presentation.

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

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans March 31, 2005 was $378,774 and MainStreet has recorded a contingent liability of $250,000 against such loans. Also as part of the transaction, Smith River Bank has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at March 31, 2006.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

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

Smith River Community Bank, N.A.

Condensed Income Statement

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest Income	$—	$823,586
Interest Expense	—	268,853

Net Interest Income	—	554,733
Provision for loan losses	—	—

Net Interest Income after provision for loan losses	—	554,733
Noninterest Income	—	143,362
Noninterest Expense	—	458,612

Net Income	$—	$239,483

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiary, Franklin Bank. The net income of Smith River Bank is shown as income from discontinued operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinued operations. The affiliate fee paid to MainStreet from Smith River Bank for the three month period ended March 31, 2005 in the amount of $127,488 has not been eliminated.

(c)	Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

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

Revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” was effective for MainStreet for the first interim reporting period beginning after December 15, 2005 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to January 1, 2006, MainStreet accounted for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

Pro forma information is presented in prior years as if net income had been determined under the fair value based method as prescribed by SFAS No. 123.

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net income as reported	$717,373	$1,882,417
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income	$717,373	$1,882,417

Net income per share:
Basic-as reported	$.46	$1.20
Basic-proforma	$.46	$1.20

Diluted-as reported	$.45	$1.20
Diluted-proforma	$.45	$1.20

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Income Taxes

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

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the quarter ending March 31, 2006 basic income per share and average shares outstanding were $.46 and 1,573,569. For the quarter ending March 31, 2005 basic income per share and average shares outstanding were $1.20 and 1,563,528.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

At March 31, 2006 and March 31, 2005 there were 75,833 warrants outstanding and exercisable. At March 31, 2006 and March 31, 2005, there were 158,377 and 60,000 options, respectively, that were outstanding and exercisable.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2006 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$4,299,505	$—	$(50,524)	$4,248,981

Total securities available for sale	$4,299,505	$—	$(50,524)	$4,248,981

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Balance at beginning of year	$1,777,345	$1,123,214
Provision for loan losses	79,044	164,700
Recoveries	4,364	24,514
Charge-offs	—	(3,692)

Balance at period end	$1,860,753	$1,308,736

Net charge-offs (recoveries) of $(4,364) and $(20,822) for the first three months of 2006 and 2005 equated to (.01%) and (.09%) respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at March 31, 2006 was $1,860,753 or 1.22% of loans, net of unearned income and deferred fees. There were no loans past due more than 90 days at March 31, 2006 and December 31, 2005. Nonaccrual loans were $272,385 and $10,975 at March 31, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of March 31, 2006 and March 31, 2005 was $1,292 and $0, respectively. Overdrafts reclassified to loans at March 31, 2006 and December 31, 2005 were $77,186 and $38,250, respectively.

Note 4 – Income Per Share

	Three Months Ended March 31, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$717,373	1,573,569	$.46
Net income from discontinued operations, net of tax	$—	1,573,569	$.00
Net income available to common shareholders	$717,373	1,573,569	$.46

Diluted EPS

Net income from continuing operations, net of tax	$717,373	1,601,690	$.45
Net income from discontinued operations, net of tax	$—	1,601,690	$.00
Net income available to common shareholders	$717,373	1,601,690	$.45

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

	Three Months Ended March 31, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$239,488	1,563,528	$.15
Net income from discontinued operations, net of tax	$1,642,929	1,563,528	$1.05
Net income available to common shareholders	$1,882,417	1,563,528	$1.20

Diluted EPS

Net income from continuing operations, net of tax	$239,488	1,568,568	$.15
Net income from discontinued operations net of tax	$1,642,929	1,568,568	$1.05
Net income available to common shareholders	$1,882,417	1,568,568	$1.20

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of March 31, 2006 and 2005.

	March 31, 2006	March 31, 2005
Net Income	$717,373	$1,882,417
Net unrealized holding losses during the period	(3,621)	(44,420)
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary sold	—	(35,679)
Income Tax benefit	1,231	15,103

Change in accumulated other comprehensive loss	(2,390)	(64,996)

Total Comprehensive Income	$714,983	$1,817,421

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2006, outstanding commitments to extend credit were $44,279,707.

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

Note 7 – Short-term borrowings

Short-term borrowings as of March 31, 2006 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $5,000,000. Interest is paid monthly on the advance and it can be repaid at anytime. The interest rate is based on their daily rate credit and can be adjusted daily. The interest rate at March 31, 2006 was 5.09%.

Note 8 – Long-term borrowings

Long-term borrowings as of March 31, 2006 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $10,000,000. Interest is paid monthly on the convertible advance. The advance floats at one month LIBOR minus 50 bps for the first year. The rate reprices monthly on the interest payment due date. The rate at March 31, 2006 was 4.28%. The maturity date is May 19, 2010. The advance is callable once on May 19, 2006. The Federal Home Loan Bank of Atlanta may convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then current ARC spread for a similar advance. If the advance is not converted on May 19, 2006, the advance will flip to a fixed rate of 3.83% until the final maturity date.

Note 9 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

March 31, 2006

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. MainStreet has one wholly-owned subsidiary, Franklin Community Bank, National Association (“Franklin Bank.”).

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

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum, or investors obtained by Argentum for this purpose, agreed to purchase, all of the outstanding shares of the common stock of Smith River for $6,500,000. Argentum is a limited liability company engaged in investment banking and headquartered in Durham, North Carolina. The transaction closed on March 23, 2005. As part of the transaction, MainStreet has agreed to acquire

MAINSTREET BANKSHARES, INC.

March 31, 2006

specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan.

MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2006 was $378,774 and MainStreet has recorded a contingent liability of $250,000 against such loans. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at March 31, 2006.

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

Overview

Total assets at March 31, 2006 were $167,629,167 as compared to $153,343,670 at December 31, 2005, an increase of $14,285,497, or 9.32%. An increase in deposits and short-term borrowings primarily funded loan growth. The largest components of total assets at March 31, 2006 were net loans in the amount of

MAINSTREET BANKSHARES, INC.

March 31, 2006

$150,494,804, federal funds sold in the amount of $5,804,000 and securities available for sale in the amount of $4,248,981. Total deposits were $134,501,401 at March 31, 2006, an increase of $10,345,640 or 8.33% over December 31, 2005. Total shareholders’ equity at March 31, 2006 was $16,698,164. MainStreet and Franklin Bank were well capitalized at March 31, 2006. The book value of shareholders’ equity at March 31, 2006 was $10.61 per share.

Net income for the three months ended March 31, 2006 and 2005 was $717,373 and $1,882,417. The net income for the first three months of 2005 includes the gain on the sale of Smith River in the amount of $1,403,446 (net of $212,247 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River in the amount of $239,483, and income from continuing operations in the amount of $239,488 (net of tax). Basic earnings per share for the first quarter of 2006 and 2005 were $.46 and $.15, respectively, on net income from continuing operations. Diluted earnings per share for the first quarter of 2006 and 2005 were $.45 and $.15, respectively, on net income from continuing operations. Return on average assets at March 31, 2006 was 1.81% and return on average shareholders’ equity was 17.91%.

MainStreet’s net interest margin was 4.70% and 4.21% for the three month period ended March 31, 2006 and 2005, respectively. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates and loan fee income along with increases in the short-term federal funds rate. The Corporation’s assets have repriced faster than its deposits. The Federal Reserve raised short-term interest rates five times during 2004, eight times in 2005 and twice so far in 2006. These rate increases have certainly increased interest income which has added to the net interest margin. The quarter ended with a prime rate of 7.75%.

The economy in the market area of the Corporation has been vibrant providing the basis for the growth; however, competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s growth in the future may be negatively affected if deterioration in the real estate market occurs. As deposits have matured, they have renewed at higher interest rates. Overall deposit maturity is short because Franklin Bank was organized during a rising interest rate environment. Consumers have tended to invest their deposit dollars in short-ended time deposits and savings instruments. These factors could result in a compression of MainStreet’s net interest margin.

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

Net interest income was $1,818,911 for the three months ended March 31, 2006, an increase of $753,518 or 70.73% over the $1,065,393 reported for the same period in 2005. The year to date and quarterly increases in net interest income are primarily due to increased interest and fees on loans, contributed by both increased in volumes and rates, offset by smaller increases in the cost of funding the loan growth. The Corporation has a strong loan to deposit ratio leaving few dollars to be used for investment; therefore, the interest income is from higher yielding assets. Gross loan volume increased $8,038,588 from year-end 2005. As mentioned previously, the net interest margin was 4.70% and 4.21%, respectively, for the three months ended March 31, 2006 and 2005. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve. The prime rate has been increased two times this year ending the quarter at 7.75%. Deposit rates have been competitive, but have not increased as much; however, with shorter maturities on deposits, in the future deposit rates could increase and could impact the net interest margin negatively.

MAINSTREET BANKSHARES, INC.

March 31, 2006

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

A provision for loan losses was recorded in the amounts $79,044 and $164,700 for the three month period ending March 31, 2006 and 2005, respectively. Strong period over period loan growth at Franklin Bank primarily contributed to the provision in the quarterly expense in 2006 and 2005. The allowance for loan losses was $1,860,753 at March 31, 2006 which equated to 1.22% of loans, net of unearned deferred fees and costs. Net charge-offs (recoveries) of $(4,364) and $(20,822) for the first three months of 2006 and 2005 equated to (.01%) and (.09%) respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $296,926 and $270,520 for the three months ending March 31, 2006 and 2005, respectively, an increase of $26,406 or 9.76%. Service charges on deposit accounts were $51,231 and $44,833 for the above-referenced time periods, respectively, an increase of $6,398 or 14.27%. NSF charges, net of waives and charge-offs, primarily contributed to this increase. The number of checking accounts are increasing and therefore NSF income has increased. Mortgage brokerage income increased nominally by $2,563 or 3.30% for the first three months of 2006 as compared to the same period in 2005. Franklin Bank has partnered with several different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Other miscellaneous income increased $29,543 over 2005 income of which $19.5 thousand was due to a gain on sale of other real estate. The remainder was primarily due to an increase in debit card income and income received from the check book program.

Noninterest Expense

Total noninterest expense was $991,272 and $807,872 for the three month period ending March 31, 2006 and 2005, respectively, an increase of $183,400 or 22.70%. The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2006 and 2005, the dollar change, and the percentage change.

Expense	YTD 3/31/06	YTD 3/31/05	Dollar Change	Percentage Change
Salaries and employee benefits	$541,765	$402,766	$138,999	34.51%
Occupancy and equipment	138,184	123,634	14,550	11.77
Professional fees	67,173	48,950	18,223	37.23
Advertising and promotion	22,800	18,750	4,050	21.60
Outside processing	81,333	71,052	10,281	14.47
Franchise tax	40,251	31,200	9,051	29.01
Other expenses	99,766	111,520	(11,754)	(10.54)

MAINSTREET BANKSHARES, INC.

March 31, 2006

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits which also comprised the largest increase in the year to year comparison. A large part of this increase is due to an upswing in staffing because of the growth of the Corporation which would also cause an increase in benefits. Benefits expense, in general, increased due to the rising costs of health care which is reflected in increased premiums. Also, the 2006 expense includes approximately $9,300 of 401-K match which was implemented in the second quarter of 2005. Since that time, more employees have joined the plan or have increased their percentage of deferral. MainStreet matches  1/2% up to 6% of the employee’s deferral. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other and increased $18,223 in 2006 over 2005. This increase is primarily due to accruals for technology initiatives planned for 2006. These initiatives are anticipated to include penetration testing and network monitoring. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Data processing costs have primarily contributed to the increase of $10,281 in this area. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions and had minimally declined in 2006 compared to 2005.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income from continuing operations in the amount of $328,148 and $123,853 for the three month period ending March 31, 2006 and 2005, respectively.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at March 31, 2006 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

Loan Portfolio

BankShares has a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised

MAINSTREET BANKSHARES, INC.

March 31, 2006

value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. The loan portfolio was as follows:

	March 31, 2006		December 31, 2005
Commercial	$86,753,378	56.99%	$81,138,129	56.28%
Residential real estate	29,789,100	19.57	27,982,694	19.41
Consumer	35,673,343	23.44	35,056,410	24.31

Total	$152,215,821	100.00%	$144,177,233	100.00%

Gross loans increased $8,038,588 or 5.58% at March 31, 2006 compared to December 31, 2005 due to continuing loan demand. The mix of the type of loans is comparable for the two periods. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced in the last couple of years will continue. Commercial loans continue to be the primary source of lending.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at March 31, 2006. The areas of concentrations are in loans for real estate with an outstanding balance of $22,511,596; loans for construction of buildings with an outstanding balance of $23,190,274; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,681,724.

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

There were no loans past due more than 90 days at March 31, 2006 or December 31, 2005 other than loans on nonaccual status. Nonaccrual loans were $272,385 and $10,975 at March 31, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of March 31, 2006 and March 31, 2005 was $1,292 and $0, respectively.

Deposits

Total deposits at March 31, 2006 and December 31, 2005 were $134,501,401 and $124,155,761, respectively. The deposit mix was as follows:

	March 31, 2006		December 31, 2005
Demand	$15,421,655	11.47%	$13,053,658	10.51%
Interest checking	8,133,323	6.05	6,776,003	5.46
Money markets	9,970,954	7.41	9,342,298	7.53
Savings	16,112,363	11.98	19,197,943	15.46
Time deposits $100,000 and over	33,614,904	24.99	30,005,051	24.17
Other time deposits	51,248,202	38.10	45,780,808	36.87

Total	$134,501,401	100.00%	$124,155,761	100.00%

Total deposits increased $10,345,640 or 8.33%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market to attract

MAINSTREET BANKSHARES, INC.

March 31, 2006

depositors. The overall cost of interest bearing deposits was 3.51% and 2.51%, respectively for the three months ended March 31, 2006 and 2005. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004, 2005 and 2006. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense. As can be seen by the chart, savings deposits as a percentage of total deposits has decreased while both time deposit categories have increased. Franklin Bank has utilized the savings accounts and promoted a special rate, highest in the market, during lower interest rate times. As interest rates have increased, consumers have taken those dollars and transferred them into time deposit accounts.

Short-term Borrowings

Short-term borrowings as of March 31, 2006 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $5,000,000. Interest is paid monthly on the advance and it can be repaid at anytime. The interest rate is based on their daily rate credit and can be adjusted daily. The interest rate at March 31, 2006 was 5.09%.

Long-term Borrowings

Long-term borrowings as of March 31, 2006 consist of a Federal Home Loan Bank of Atlanta advance in the amount of $10,000,000. Interest is paid monthly on the convertible advance. The advance floats at one month LIBOR minus 50 bps for the first year. The rate reprices monthly on the interest payment due date. The rate at March 31, 2006 was 4.28%. The maturity date is May 19, 2010. The advance is callable once on May 19, 2006. The Federal Home Loan Bank of Atlanta may convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then current ARC spread for a similar advance. If the advance is not converted on May 19, 2006, the advance will flip to a fixed rate of 3.83% until the final maturity date.

Shareholders’ Equity

Total shareholders equity was $16,698,164 and $15,983,181 at March 31, 2006 and December 31, 2005, respectively. Book value per share was $10.61 and $10.16 at March 31, 2006 and December 31, 2005, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498.

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

The following are MainStreet’s capital ratios at:

	March 31, 2006	December 31, 2005
Tier I Leverage Ratio (Actual)	9.98%	10.44%
Tier I Leverage Ratio (Quarterly Ave.)	10.43	10.48
Tier I Risk-Based Capital Ratio	11.02	11.30
Tier II Risk-Based Capital Ratio	12.24	12.55

MAINSTREET BANKSHARES, INC.

March 31, 2006

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines as of March 31, 2006.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $44,279,707 at March 31, 2006. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at March 31, 2006 and December 31, 2005 was 6.77% and 1.94%, respectively. Core deposits are the primary foundation for liquidity.

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

In order to preserve capital to facilitate growth and expansion, we do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. Also, at present, the only source of funds from which we could pay cash dividends would be dividends received from Franklin Bank or from the funds received from the divestiture of Smith River Bank. However, substantially all of the funds from the divestiture have been downstreamed to Franklin Bank to provide capital in order to facilitate growth. Franklin Bank similarly does not anticipate paying cash dividends to BankShares in the near future in order to preserve their capital to facilitate growth and expansion of business and to provide a sufficient capital base for its banking activities. Payment of cash dividends by Franklin Bank is limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval. Regulatory restrictions on Franklin Bank’s ability to pay dividends may adversely impact BankShares’ ability to pay dividends to its shareholders.

MAINSTREET BANKSHARES, INC.

March 31, 2006

The following table shows the sensitivity of MainStreet’s balance sheet at March 31, 2006, but is not necessarily indicative of the position on other dates.

	Three Months or Less	Greater than Three To Twelve Months	Cumulative One Year	Greater than Twelve Months	Total
Rate Sensitive Assets:
Time Balances	$168,207	$—	$168,207	$—	$168,207
Federal Funds Sold	5,804,000	—	5,804,000	—	5,804,000
Investments	1,998,201	—	1,998,201	2,250,780	4,248,981
Restricted Equity Securities	—	—	—	1,361,100	1,361,100
Gross Loans
Commercial – Secured by Real Estate	28,754,237	5,168,687	33,922,924	32,455,810	66,378,734
Retail – Secured by Real Estate	54,105,724	3,572,116	57,677,840	15,318,657	72,996,497
Commercial – Other	5,241,528	122,571	5,364,099	4,549,081	9,913,180
Other Retail Loans	1,333,402	207,006	1,540,408	1,387,002	2,927,410

Total Rate Sensitive Assets	$97,405,299	$9,070,380	$106,475,679	$57,322,430	$163,798,109

Rate Sensitive Liabilities:
Interest Checking	$8,133,323	$—	$8,133,323	$—	$8,133,323
Money Markets	9,970,954	—	9,970,954	—	9,970,954
Savings	16,112,363	—	16,112,363	—	16,112,363
Time Deposits $100,000 and over	2,367,959	23,361,775	25,729,734	7,885,170	33,614,904
Other Time Deposits	3,997,511	35,337,348	39,334,859	11,913,343	51,248,202
Short-Term Borrowings	5,000,000	—	5,000,000	—	5,000,000
Long-Term Borrowings	10,000,000	—	10,000,000	—	10,000,000

Total Rate Sensitive Liabilities	$55,582,110	$58,699,123	$114,281,233	$19,798,513	$134,079,746
Interest Rate Sensitivity Gap	$41,823,189	$(49,628,743)	$(7,805,554)	$37,523,917	$29,718,363

Cumulative interest sensitivity gap	$41,823,189	$(7,805,554)	$—	$29,718,363	—
Ratio of sensitivity gap to rate sensitive assets	25.53%	(30.30)%	(4.77)%	22.91%	18.14%
Cumulative ratio of sensitivity gap to rate sensitive assets	25.53%	(4.77)%	—	18.14%	—

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

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 137,000. The minimum exercise price per share for any option granted under this plan is the fair market price on the grant date. Currently, there are 98,377 stock options that have granted under this plan.

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

Date: May 11, 2006	By	/s/ Larry A. Heaton
Larry A. Heaton President and Chief Executive Officer

Date: May 11, 2006	By	/s/ Brenda H. Smith
Brenda H. Smith Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit

3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation amended and dated April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference, amended and approved by the Board and filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.2	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.5	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)