Form 10QSB
period 2006-06-30
MAINSTREET BANKSHARES INC
filed 2006-08-11
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,603,569 as of July 31, 2006

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of June 30, 2006 (unaudited).	4

2.	Consolidated Statements of Income for the quarters ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited).	5

3.	Consolidated Statements of Income for the year-to-date periods ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited).	6

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited).	7

5.	Notes to Consolidated Financial Statements.	8

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

June 30, 2006

ASSETS

Cash and due from banks	$3,958,192
Interest bearing deposits in banks	211,404
Federal funds sold	4,009,000
Securities available for sale	3,741,594
Restricted equity securities	1,361,100

Loans:
Commercial loans	91,908,817
Residential real estate loans	27,235,581
Consumer loans	38,886,800

Total Gross Loans	158,031,198
Unearned deferred fees and costs, net	154,758

Loans, net of unearned deferred fees and costs	158,185,956
Less: allowance for loan losses	(1,894,522)

Net Loans	156,291,434
Furniture, fixtures and equipment	747,977
Accrued interest receivable	773,125
Other assets	1,221,770

TOTAL ASSETS	$172,315,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$15,113,064
Interest checking deposits	8,985,779
Money market deposits	8,980,590
Savings deposits	14,423,189
Time deposits $100,000 and over	36,311,600
Other time deposits	54,734,914

Total Deposits	138,549,136

Short-term borrowings	15,000,000
Accrued interest payable and other liabilities	1,029,950

Total Liabilities	154,579,086

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,603,569 shares	15,650,606
Retained earnings	2,124,180
Accumulated other comprehensive loss	(38,276)

Total Shareholders’ Equity	17,736,510

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,315,596

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Interest Income:
Interest and fees on loans	$3,119,716	$1,971,623
Interest on interest-bearing deposits	3,002	724
Interest on federal funds sold	78,215	21,671
Interest on securities available for sale	22,202	24,368
Dividends on restricted equity securities	19,317	10,098

Total Interest Income	3,242,452	2,028,484

Interest Expense:
Interest on time deposits $100,000 and over	381,719	176,774
Interest on other deposits	783,820	446,654
Interest on short-term borrowings	128,307	22,581
Interest on long-term borrowings	58,131	31,456

Total Interest Expense	1,351,977	677,465

Net Interest Income	1,890,475	1,351,019
Provision for loan losses	38,000	219,900

Net Interest Income After Provision for Loan Losses	1,852,475	1,131,119

Noninterest Income:
Service charges on deposit accounts	54,691	44,637
Mortgage brokerage income	76,386	102,478
Servicing fee income	147,021	126,250
Other fee income and miscellaneous income	23,428	15,329

Total Noninterest Income	301,526	288,694

Noninterest Expense:
Salaries and employee benefits	548,659	434,312
Occupancy and equipment expense	138,910	126,453
Professional fees	85,176	56,510
Advertising and promotion	28,475	18,750
Outside processing	77,490	68,219
Franchise tax	40,251	31,800
Other expenses	128,483	107,091

Total Noninterest Expense	1,047,444	843,135

Net Income From Continuing Operations Before Tax	$1,106,557	$576,678
Income Tax Expense	363,281	196,619

Net Income From Continuing Operations	743,276	380,059
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	—	2,719
Income from discontinued operations, net of $0 tax	—	—

Net Income From Discontinued Operations	—	2,719

Net Income	$743,276	$382,778

Basic Net Income Per Share From Continuing Operations	$.47	$.24

Basic Net Income Per Share	$.47	$.24

Diluted Net Income Per Share From Continuing Operations	$.44	$.24

Diluted Net Income Per Share	$.44	$.24

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Interest Income:
Interest and fees on loans	$6,011,737	$3,527,767
Interest on interest-bearing deposits	6,602	4,034
Interest on federal funds sold	118,449	32,389
Interest on securities available for sale	44,512	47,923
Dividends on restricted equity securities	36,673	15,056

Total Interest Income Total Interest Income	6,217,973	3,627,169
Interest Expense:
Interest on time deposits $100,000 and over	704,227	305,840
Interest on other deposits	1,459,228	832,599
Interest on federal funds purchased	2,466	—
Interest on short-term borrowings	183,894	40,862
Interest on long-term borrowings	158,772	31,456

Total Interest Expense	2,508,587	1,210,757

Net Interest Income	3,709,386	2,416,412
Provision for loan losses	117,044	384,600

Net Interest Income After Provision for Loan Losses	3,592,342	2,031,812

Noninterest Income:
Service charges on deposit accounts	105,922	89,470
Mortgage brokerage income	156,597	180,126
Servicing fee income	273,271	264,598
Other fee income and miscellaneous income	62,662	25,020

Total Noninterest Income	598,452	559,214
Noninterest Expense:
Salaries and employee benefits	1,090,424	837,078
Occupancy and equipment expense	277,094	250,087
Professional fees	152,349	105,460
Advertising and promotion	51,275	37,500
Outside Processing	158,823	139,271
Franchise tax	80,502	63,000
Other expenses	228,249	218,611

Total Noninterest Expense	2,038,716	1,651,007

Net Income From Continuing Operations Before Tax	$2,152,078	$940,019
Income Tax Expense	691,429	320,472

Net Income From Continuing Operations	1,460,649	619,547
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	—	1,406,165
Income from discontinued operations, net of $0 tax	—	239,483

Net Income From Discontinued Operations	—	1,645,648

Net Income	$1,460,649	$2,265,195

Basic Net Income Per Share From Continuing Operations	$.92	$.39

Basic Net Income Per Share	$.92	$1.44

Diluted Net Income Per Share From Continuing Operations	$.89	$.39

Diluted Net Income Per Share	$.89	$1.44

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash Flows From Operating Activities

Net income from continuing operations	$1,460,649	$619,547
Net income from discontinued operations	—	1,645,648
Provision for loan losses	117,044	384,600
Gain on sale of subsidiary	—	(1,606,165)
Depreciation and amortization	86,379	70,810
Amortization of discounts and premiums, net	(2,447)	1,942
Increase in accrued interest receivable	(137,767)	(173,683)
(Increase) decrease in other assets	153,265	(476,986)
Increase (decrease) in accrued interest payable and other liabilities	(149,778)	107,207

Net cash provided by operating activities	1,527,345	572,920

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits	(105,091)	193,930
(Increase) decrease in federal funds sold	(4,009,000)	2,280,000
Purchases of furniture, fixtures, and equipment	(18,596)	(178,609)
Purchases of securities available for sale	(3,496,455)	(4,498,632)
Purchases of restricted equity securities	(349,500)	(744,850)
Proceeds from calls and maturities of securities available for sale	2,300,000	2,000,000
Loan originations and principal collections, net	(13,869,141)	(32,613,122)
Proceeds from sale of subsidiary	—	6,500,000
Costs of subsidiary sale	—	(212,527)
Increase in assets held for sale	—	(1,661,809)
Increase in liabilities held for sale	—	1,422,326

Net cash used in investing activities	(19,547,783)	(27,513,293)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	6,306,549	6,593,749
Increase in other time deposits	8,954,106	8,874,061
Increase (decrease) in other deposits	(867,280)	2,697,199
Decrease in federal funds purchased	(2,025,000)	—
Proceeds from short-term borrowings	15,000,000	4,000,000
Repayment of short-term borrowings	—	(4,000,000)
Proceeds from long-term borrowings	—	10,000,000
Repayment of long-term borrowings	(10,000,000)	—
Issuance of common stock	300,000	402,759
Costs of stock issuance	—	(1,662)

Net cash provided by financing activities	17,668,375	28,566,106

Net increase (decrease) in cash	(352,063)	1,625,733
Cash and due from banks at beginning of period	$4,310,255	$1,862,473

Cash and due from banks at end of period	$3,958,192	$3,488,206

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,732,200	$1,278,412

Cash paid during the period for taxes	$180,000	$887,300

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$—	$61,108,248

Liabilities of subsidiary sold	$—	$56,426,941

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

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

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) incorporated as a Virginia corporation effective January 14, 1999 was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. Currently, MainStreet has one wholly-owned subsidiary, Franklin Community Bank, National Association (“Franklin Bank”).

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

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2006 was $222,543. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet paid Smith River $142,171 in June 2006 to indemnify them for one such loan. The reserve against such loans at June 30, 2006 was $107,829. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. MainStreet downstreamed $4,000,000 to

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at June 30, 2006.

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

Smith River Community Bank, N.A.

Condensed Income Statement

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Interest Income	$—	$—

Interest Expense	—	—

Net Interest Income	—	—

Provision for loan losses	—	—

Net Interest Income after provision for loan losses	—	—

Noninterest Income	—	—

Noninterest Expense	—	—

Net Income	$—	$—

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Interest Income	$—	$823,586

Interest Expense	—	268,853

Net Interest Income	—	554,733

Provision for loan losses	—	—

Net Interest Income after provision for loan losses	—	554,733

Noninterest Income	—	143,362

Noninterest Expense	—	458,612

Net Income	$—	$239,483

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiary, Franklin Bank. The net income of Smith River Bank is shown as income from discontinued operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinued operations. The affiliate fee paid to MainStreet from Smith River during the first quarter of 2005 in the amount of $127,488 has not been eliminated.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

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

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005
Net income as reported	$743,276	$382,778
Deduct total stock-based employee Compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income	$743,276	$382,778

Net income per share:
Basic-as reported	$.47	$.24
Basic-proforma	$.47	$.24

Diluted-as reported	$.44	$.24
Diluted-proforma	$.44	$.24

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income as reported	$1,460,649	$2,265,195
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)
Proforma net income	$1,460,649	$2,265,195

Net income per share:
Basic-as reported	$.92	$1.44
Basic-proforma	$.92	$1.44

Diluted-as reported	$.89	$1.44
Diluted-proforma	$.89	$1.44

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

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

(n) Net Income Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. For the quarter ending June 30, 2006 and June 30, 2005, basic income per share and average shares outstanding were $.47 and 1,593,020 and $.24 and 1,573,569, respectively. For the year-to-date period ending June 30, 2006 and 2005 basic income per share and average shares outstanding were $.92 and 1,583,348 and $1.44 and 1,568,576, respectively. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. At June 30, 2006 and June 30, 2005, there were 75,833 warrants outstanding and exercisable. At June 30, 2006 and June 30, 2005, there were 128,377 and 60,000 options, respectively, that were outstanding and exercisable.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2006 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$3,799,588	$—	$(57,994)	$3,741,594

Total securities available for sale	$3,799,588	$—	$(57,994)	$3,741,594

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
Balance at beginning of year	$1,777,345	$1,123,214
Provision for loan losses	117,044	384,600
Recoveries	10,213	33,214
Charge-offs	(10,080)	(8,619)

Balance at period end	$1,894,522	$1,532,409

Net charge-offs (recoveries) of $(133) and $(24,595) for the first six months of 2006 and 2005 equated to 00% and ..(.05)% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at June 30, 2006 was $1,894,522 or 1.20% of loans, net of unearned income and deferred fees. There were no loans past due more than 90 days at June 30, 2006 and December 31, 2005. Nonaccrual loans were $0 and $10,975 at June 30, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of June 30, 2006 and June 30, 2005 was $0 and $228, respectively. Overdrafts reclassified to loans at June 30, 2006 and December 31, 2005 were $85,262 and $38,250, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

Note 4 – Income Per Share

	Three Months Ended June 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$743,276	1,593,020	$.47

Net income from discontinued operations, net of tax	$—	1,593,020	$.00

Net income available to common shareholders	$743,276	1,593,020	$.47

Diluted EPS

Net income from continuing operations, net of tax	$743,276	1,673,334	$.44

Net income from discontinued operations, net of tax	$—	1,673,334	$.00

Net income available to common shareholders	$743,276	1,673,334	$.44

	Three Months Ended June 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$380,059	1,573,569	$.24

Net income from discontinued operations, net of tax	$2,719	1,573,569	$.00

Net income available to common shareholders	$382,778	1,573,569	$.24

Diluted EPS

Net income from continuing operations, net of tax	$380,059	1,578,609	$.24

Net income from discontinued operations net of tax	$2,719	1,578,609	$.00

Net income available to common shareholders	$382,778	1,578,609	$.24

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

	Six Months Ended June 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$1,460,649	1,583,348	$.92

Net income from discontinued operations, net of tax	$—	1,583,348	$.00

Net income available to common shareholders	$1,460,649	1,583,348	$.92

Diluted EPS

Net income from continuing operations, net of tax	$1,460,649	1,642,406	$.89

Net income from discontinued operations, net of tax	$—	1,642,406	$.00

Net income available to common shareholders	$1,460,649	1,642,406	$.89

	Six Months Ended June 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$619,547	1,568,576	$.39

Net income from discontinued operations, net of tax	$1,645,648	1,568,576	$1.05

Net income available to common shareholders	$2,265,195	1,568,576	$1.44

Diluted EPS

Net income from continuing operations, net of tax	$619,547	1,573,616	$.39

Net income from discontinued operations, net of tax	$1,645,648	1,573,616	$1.05

Net income available to common shareholders	$2,265,195	1,573,616	$1.44

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of June 30, 2006 and 2005.

	June 30, 2006	June 30, 2005
Net Income	$1,460,649	$2,265,195
Net unrealized holding losses during the period	(11,091)	(26,197)
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary sold	—	(35,679)
Income Tax benefit	3,771	8,907

Change in accumulated other comprehensive loss	(7,320)	(52,969)

Total Comprehensive Income	$1,453,329	$2,212,226

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2006, outstanding commitments to extend credit were $36,634,904.

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

Note 7 – Short-term borrowings

Short-term borrowings as of June 30, 2006 consist of two Federal Home Loan Bank of Atlanta advances. The first advance in the amount of $10,000,000 is a prime rate based advance. Interest is paid monthly at prime minus 2.81%. The interest rate at June 30, 2006 was 5.44%. Early repayment of the advance is subject to a .25% fee of the advance amount being repaid. The maturity date is May 18, 2007. The second advance in the amount of $5,000,000 is a fixed rate credit advance maturing every two weeks. Interest is paid at maturity. The interest rate at June 30, 2006 was 5.31%.

MAINSTREET BANKSHARES, INC.

June 30, 2006

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

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum, or investors obtained by Argentum for this purpose, agreed to purchase, all of the outstanding shares of the common stock of Smith River for $6,500,000. Argentum is a limited liability company engaged in investment banking and headquartered in Durham, North Carolina. The transaction closed on March 23, 2005. As part of the transaction, MainStreet has agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan.

MAINSTREET BANKSHARES, INC.

June 30, 2006

MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2006 was $222,543. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet paid Smith River $142,171 in June 2006 to indemnify them for one such loan. The reserve against such loans at June 30, 2006 was $107,829. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at June 30, 2006.

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

Overview

Total assets at June 30, 2006 were $172,315,596 as compared to $153,343,670 at December 31, 2005, an increase of $18,971,926, or 12.37%. An increase in deposits and short-term borrowings funded loan growth. The largest components of total assets at June 30, 2006 were net loans in the amount of $156,291,434, federal funds sold in the amount of $4,009,000 and securities available for sale in the amount of $3,741,594. Total deposits were $138,549,136 at June 30, 2006, an increase of $14,393,375 or

MAINSTREET BANKSHARES, INC.

June 30, 2006

11.59% over December 31, 2005. Total shareholders’ equity at June 30, 2006 was $17,736,510. MainStreet and Franklin Bank were well capitalized at June 30, 2006. The book value of shareholders’ equity at June 30, 2006 was $11.06 per share.

Net income for the six months ending June 30, 2006 and 2005 was $1,460,649 and $2,265,195. The net income for the first six months of 2005 includes the gain on the sale of Smith River in the amount of $1,406,165 (net of $212,527 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River in the amount of $239,483, and income from continuing operations in the amount of $619,547 (net of tax). Basic earnings per share for the first quarter of 2006 and 2005 were $.92 and $.39, respectively, on net income from continuing operations. Diluted earnings per share for the first quarter of 2006 and 2005 were $.45 and $.15, respectively, on net income from continuing operations. Annualized return on average assets at June 30, 2006 was 1.80% and annualized return on average shareholders’ equity was 17.53%.

Net income for the three months ending June 30, 2006 and 2005 was $743,276 and $382,778. The net income for the three months of 2005 includes additional gain on the sale of Smith River in the amount of $2,719. Basic earnings per share for the second quarter of 2006 and 2005 were $.47 and $.24, respectively, on net income from continuing operations. Diluted earnings per share for the second quarter of 2006 and 2005 were $.44 and $.24, respectively, on net income from continuing operations. Return on average assets and average shareholders’ equity for the second quarter of 2006 was 1.78% and 17.17%, respectively.

MainStreet’s net interest margin was 4.66% and 4.34% for the six month period ending June 30, 2006 and 2005, respectively. For the three month period ending June 30, 2006 and 2005, the net interest margin was 4.63% and 4.46%, respectively. The increase in net interest margin is due to a substantial increase in interest income, contributed by both increases in volumes and rates and loan fee income along with increases in the short-term federal funds rate. The Corporation’s assets have repriced faster than its deposits. The Federal Reserve raised short-term interest rates five times during 2004, eight times in 2005 and four times so far in 2006. These rate increases have certainly increased interest income which has added to the net interest margin. The quarter ended with a prime rate of 8.25%.

The economy in the market area of the Corporation has been vibrant providing the basis for the growth; however, competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s growth in the future may be negatively affected if deterioration in the real estate market occurs. Also, a little more than 50% of Franklin’s loans are variable. As the prime rate changes, these loans generally change immediately. In a rising interest rate environment, this has a positive impact on the net interest margin. In a decreasing interest rate environment, this has a negative impact on the net interest margin. As deposits have matured, they have renewed at higher interest rates. Overall deposit maturity is short because Franklin Bank was organized during a rising interest rate environment. Consumers have tended to invest their deposit dollars in short-ended time deposits and savings instruments. These factors could result in a compression of MainStreet’s net interest margin.

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

Net interest income was $3,709,386 for the six months ending June 30, 2006, an increase of $1,292,974 or 53.51% over the $2,416,412 reported for the same period in 2005. Net interest income was $1,890,475 for

MAINSTREET BANKSHARES, INC.

June 30, 2006

the three months ending June 30, 2006, an increase of $539,456, or 39.93%. The year to date and quarterly increases in net interest income are primarily due to increased interest and fees on loans, contributed by both increased in volumes and rates, offset by smaller increases in the cost of funding the loan growth. The Corporation has a strong loan to deposit ratio leaving few dollars to be used for investment; therefore, the interest income is from higher yielding assets. Gross loan volume increased $13,853,965 from year-end 2005. As mentioned previously, the net interest margin was 4.66% and 4.34%, respectively, for the six months ended June 30, 2006 and 2005. It was 4.63% and 4.46%, respectively, for the three months ended June 30, 2006. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve. The prime rate has been increased four times this year ending the quarter at 8.25%. Deposit rates have been competitive, especially in the second quarter of this year. Also with shorter maturities on deposits, in the future, deposit rates could increase and could impact the net interest margin negatively.

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

A provision for loan losses was recorded in the amounts $117,044 and $384,600 for the six month period ending June 30, 2006 and 2005, respectively. Both of these expense numbers are attributed to strong period over period loan growth at Franklin Bank with 2005 experiencing a greater increase in loan volume for the year. The allowance for loan losses was $1,894,522 at June 30, 2006 which equated to 1.20% of loans, net of unearned deferred fees and costs. Net charge-offs (recoveries) of ($133) and ($24,595) for the first six months of 2006 and 2005 equated to (.00%) and (.05%) respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Provision expense for the second quarter of 2006 and 2005 was $38,000 and $219,900, respectively, both related to loan growth during the respective quarters.

Noninterest Income

Total noninterest income was $598,452 and $559,214 for the six months ending June 30, 2006 and 2005, respectively, an increase of $39,238 or 7.02%. Of total noninterest income service charges on deposit accounts were $105,922 and $89,470 for the above-referenced time periods, respectively, an increase of $16,452 or 18.39%. NSF charges, net of waives and charge-offs, primarily contributed to the increase in service charges. The number of checking accounts are increasing and therefore NSF income has increased. Mortgage brokerage income actually decreased $23,529, or 13.06% in 2006 compared to the 2005 income. This is primarily due to the interest rate increase and a little slowing of the real estate market. Franklin Bank has partnered with several different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Servicing fee income increased slightly, $8,673, for the first six months of 2006 compared to

MAINSTREET BANKSHARES, INC.

June 30, 2006

2005 due to increased fees. These are fees paid to MainStreet for backroom servicing provided to Smith River Bank. Other miscellaneous income increased $37,642, or 150.45% over 2005 income of which $18.3 thousand was due to a gain on sale of other real estate. The remainder was primarily due to an increase in debit card income and income received from the check book program.

Noninterest income for the three months ending June 30, 2006 and June 30, 2005 was $301,526 and $288,694, respectively, a slight overall increase of $12,832, or 4.44%. The largest increases were in service charges on deposit accounts of $10,054 and servicing fee income of $20,771. These were offset by a decline of $26,902 in mortgage brokerage income as discussed above.

Noninterest Expense

Total noninterest expense was $991,272 and $807,872 for the six month period ending June 30, 2006 and 2005, respectively, an increase of $183,400 or 22.70%. The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2006 and 2005, the dollar change, and the percentage change.

Expense	YTD 6/30/06	YTD 6/30/05	Dollar Change	Percentage Change
Salaries and employee benefits	1,090,424	837,078	253,346	30.27%
Occupancy and equipment	277,094	250,087	27,007	10.80%
Professional fees	152,349	105,460	46,889	44.46%
Advertising and promotion	51,275	37,500	13,775	36.73%
Outside processing	158,823	139,271	19,552	14.04%
Franchise tax	80,502	63,000	17,502	27.78%
Other expenses	228,249	218,611	9,638	4.41%

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits which also comprised the largest dollar increase in the year to year comparison. A large part of this increase is due to an upswing in staffing because of the growth of the Corporation which would also cause an increase in benefits. During 2006, an incentive plan, primarily based on performance, was implemented and expense accrued was $90,000 for the six months ending June 30, 2006. Benefits expense also increased due to the rising costs of health care which is reflected in increased premiums paid. Also, the 2006 expense includes approximately $18,346 of 401-K match which was implemented in the second quarter of 2005. The 2006 expense was $10,575 greater than the 2005 expense. Since that time, more employees have joined the plan or have increased their percentage of deferral. MainStreet matches  1/2% up to 6% of the employee’s deferral. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Of the $27,007 period over period increase, $6,410 was depreciation expense on leasehold improvements in our Rocky Mount office. Also, repairs and maintenance expense attributed $5,177 to the overall increase. Professional fees include fees for audit, legal, and other and increased $46,889 in 2006 over 2005. This increase is primarily due to accruals for technology initiatives planned for 2006. These initiatives are anticipated to include penetration testing and network monitoring. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Data processing costs have primarily contributed to the increase of $26,701 in this area. This was offset by a decline in bank insurance of $11,714. MainStreet changed its insurance company for its bond and directors and officers insurance and also went to a three year plan which decreased the annual premiums. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions.

MAINSTREET BANKSHARES, INC.

June 30, 2006

Expense	QTD 6/30/06	QTD 6/30/05	Dollar Change	Percentage Change
Salaries and employee benefits	548,659	434,312	114,347	26.33%
Occupancy and equipment	138,910	126,453	12,457	9.85%
Professional fees	85,176	56,510	28,666	50.73%
Advertising and promotion	28,475	18,750	9,725	51.87%
Outside processing	77,490	68,219	9,271	13.59%
Franchise tax	40,251	31,800	8,451	26.58%
Other expenses	128,483	107,091	21,392	19.98%

The quarterly noninterest expense also demonstrates that salaries and employee benefits are the largest expense of the Corporation followed by occupancy and equipment and then other expenses. The next to largest dollar increase was in professional fees due to the technology initiatives discussed above.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income from continuing operations in the amount of $691,429 and $320,472 for the six month period ending June 30, 2006 and 2005, respectively. For the three month period ending June 30, 2006 and 2005, MainStreet’s income tax expense from continuing operations was $363,281 and $196,619.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at June 30, 2006 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	June 30, 2006		December 31, 2005
Commercial	$91,908,817	58.16%	$81,138,129	56.28%
Residential real estate	27,235,581	17.23	27,982,694	19.41
Consumer	38,886,800	24.61	35,056,410	24.31

Total	$158,031,198	100.00%	$144,177,233	100.00%

MAINSTREET BANKSHARES, INC.

June 30, 2006

Gross loans increased $13,853,965 or 9.61% at June 30, 2006 compared to December 31, 2005 due to continuing loan demand. The mix of the type of loans is comparable for the two periods with just a slight increase in the commercial portfolio and a slight decrease in the residential real estate portfolio. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. Commercial loans continue to be the primary source of lending.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at June 30, 2006. The areas of concentrations are in loans for real estate with an outstanding balance of $25,396,143; loans for construction of buildings with an outstanding balance of $24,420,628; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,514,464.

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

There were no loans past due more than 90 days at June 30, 2006 or December 31, 2005 other than loans on nonaccual status. Nonaccrual loans were $0 and $10,975 at June 30, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of June 30, 2006 and June 30, 2005 was $0 and $228, respectively.

Deposits

Total deposits at June 30, 2006 and December 31, 2005 were $138,549,136 and $124,155,761, respectively. The deposit mix was as follows:

	June 30, 2006		December 31, 2005
Demand	$15,113,064	10.91%	$13,053,658	10.51%
Interest checking	8,985,779	6.49	6,776,003	5.46
Money markets	8,980,590	6.48	9,342,298	7.53
Savings	14,423,189	10.41	19,197,943	15.46
Time deposits $100,000 and over	36,311,600	26.21	30,005,051	24.17
Other time deposits	54,734,914	39.50	45,780,808	36.87

Total	$138,549,136	100.00%	$124,155,761	100.00%

Total deposits increased $14,393,375 or 11.59%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market to attract depositors, especially in the last quarter. The overall cost of interest bearing deposits was 3.72% and 2.64%, respectively for the six months ended June 30, 2006 and 2005. For the three months ending June

MAINSTREET BANKSHARES, INC.

June 30, 2006

30, 2006 and 2005, the overall cost of interest bearing deposits was 3.91% and 2.77%, respectively. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004, 2005 and 2006. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense. As can be seen by the chart, savings deposits have decreased as a percentage of total deposits while other time deposits and time deposits $100,000 and over have increased. Franklin Bank has utilized the savings accounts and promoted a special rate, highest in the market, during lower interest rate times. As interest rates have increased, consumers have taken those dollars and transferred them into time deposit accounts.

Short-term Borrowings

Short-term borrowings as of June 30, 2006 consist of two Federal Home Loan Bank of Atlanta advances. The first advance in the amount of $10,000,000 is a prime rate based advance. Interest is paid monthly at prime minus 2.81%. The interest rate at June 30, 2006 was 5.44%. Early repayment of the advance is subject to a .25% fee of the advance amount being repaid. The maturity date is May 18, 2007. The second advance in the amount of $5,000,000 is a fixed rate credit advance maturing every two weeks. Interest is paid at maturity. The interest rate at June 30, 2006 was 5.31%.

Shareholders’ Equity

Total shareholders equity was $17,736,510 and $15,983,181 at June 30, 2006 and December 31, 2005, respectively. Book value per share was $11.06 and $10.16 at June 30, 2006 and December 31, 2005, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. Offering expenses were netted against equity in both offerings. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498.

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

The following are MainStreet’s capital ratios at:

	June 30, 2006	December 31, 2005
Tier I Leverage Ratio (Actual)	10.31%	10.44%
Tier I Leverage Ratio (Quarterly Ave.)	10.60	10.48
Tier I Risk-Based Capital Ratio	11.29	11.30
Tier II Risk-Based Capital Ratio	12.50	12.55

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at June 30, 2006.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan

MAINSTREET BANKSHARES, INC.

June 30, 2006

requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $36,634,904 at June 30, 2006. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at June 30, 2006 and December 31, 2005 was 5.15% and 1.94%, respectively. Core deposits are the primary foundation for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 interest rate environment. It also uses a shock report for these rates along with a ramped approach with each. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.

The following table demonstrates the percentage change in net interest income from the current level prime rate of 8.25% in a rising and declining 100, 200, and 300 basis points interest rate environment:

Net Interest Income Percentage Change From Level Rates
Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	11.25%	16.93%	29.71%
+200 bp	10.25	12.14	21.35
+100 bp	9.25	6.76	12.20
-100 bp	7.25	-6.79	-12.11
-200 bp	6.25	-11.85	-20.87
-300 bp	5.25	-13.85	-23.49

As discussed previously, MainStreet is sensitive to change in the interest rate environment particularly due to the large percentage of variable rate loans. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has significant exposure to the net interest margin. Management seeks to lower the impact on the net interest margin. Conscious efforts will be made to originate or renew variable rate loans to a fixed rate status. Also, the possibility of off balance sheet instruments may be utilized to aid this initiative.

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

June 30, 2006

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

MAINSTREET BANKSHARES, INC.

June 30, 2006

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

Item 4. Submission of Matters to a Vote of Security Holders

MainStreet BankShares, Inc. held its seventh annual meeting of shareholders on April 20, 2006 at the Piedmont Arts Association, Martinsville, VA 24112. There was one matter submitted to a vote of security holders, which was the election of three directors.

	For	Against
Joseph F. Clark (Class B – Term Expires 2006)	877,590	—
C. Laine Dalton (Class B – Term Expires 2006)	877,590	—
Joel R. Shepherd (Class B – Term Expires 2006)	876,552	1,038

The following classes of directors also continued after the meeting:

Class C Directors – Term Expires 2007
John M. Deekens	Director
Danny M. Perdue	Director
Milford A. Weaver	Director

Class A Directors – Term Expires 2008
Larry A. Heaton	Director
Morton W. Lester	Director
Cecil R. McCullar	Director
Michael A. Turner	Director

Cecil R. McCullar, prior President and CEO of MainStreet BankShares, Inc. retired April 30, 2006. As previously reported on Form 8-K, Mr. McCullar resigned as a director effective May 4, 2006.

Item 6. Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: August 11, 2006	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit

3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001, amended October 16, 2002, amended September 17, 2003, amended July 13, 2005 and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.1*	Employment Agreement with Retired President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar, filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Employment Agreement with President and Chief Executive Officer, Larry A. Heaton, entered into December 30, 2005, effective January 1, 2006, filed on Form 8-K, January 4, 2006 and herein incorporated by reference.

10.4	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.5	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.6	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.7	2004 Key Employee Stock Option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)