Form 10QSB
period 2006-09-30
MAINSTREET BANKSHARES INC
filed 2006-10-31
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,603,569 as of October 31, 2006

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of September 30, 2006 (unaudited).

2.	Consolidated Statements of Income for the quarters ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited).

3.	Consolidated Statements of Income for the year-to-date periods ended September 30, 2006

(unaudited) and September 30, 2005 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

September 30, 2006

ASSETS
Cash and due from banks	$2,010,093
Interest bearing deposits in banks	253,573
Federal funds sold	9,657,000
Securities available for sale	8,737,030
Restricted equity securities	1,145,100

Loans:
Commercial loans	93,693,384
Residential real estate loans	24,635,504
Consumer loans	37,723,615

Total Gross Loans	156,052,503
Unearned deferred fees and costs, net	149,015

Loans, net of unearned deferred fees and costs	156,201,518
Less: Allowance for loan losses	(1,896,676)

Net Loans	154,304,842
Furniture, fixtures and equipment	738,223
Accrued interest receivable	817,401
Other assets	1,075,274

TOTAL ASSETS	$178,738,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$14,227,702
Interest checking deposits	9,884,454
Money market deposits	9,348,733
Savings deposits	13,743,952
Time deposits $100,000 and over	41,330,935
Other time deposits	60,609,856

Total Deposits	149,145,632

Short-term borrowings	10,000,000
Accrued interest payable and other liabilities	1,066,203

Total Liabilities	160,211,835

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,603,569 shares	15,650,606
Retained earnings	2,883,369
Accumulated other comprehensive loss	(7,274)

Total Shareholders’ Equity	18,526,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,738,536

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Interest Income:
Interest and fees on loans	$3,248,472	$2,306,033
Interest on interest-bearing deposits	3,326	530
Interest on federal funds sold	102,882	61,999
Interest on securities available for sale	41,190	24,334
Dividends on restricted equity securities	18,400	10,679

Total Interest Income	3,414,270	2,403,575

Interest Expense:
Interest on time deposits $100,000 and over	478,138	230,530
Interest on other deposits	909,665	535,405
Interest on short-term borrowings	163,632	—
Interest on long-term borrowings	—	76,490

Total Interest Expense	1,551,435	842,425

Net Interest Income	1,862,835	1,561,150
Provision for loan losses	—	170,700

Net Interest Income After Provision for Loan Losses	1,862,835	1,390,450

Noninterest Income:
Service charges on deposit accounts	52,990	38,115
Mortgage brokerage income	107,164	104,107
Servicing fee income	161,036	126,250
Other fee income and miscellaneous income	23,295	16,291

Total Noninterest Income	344,485	284,763

Noninterest Expense:
Salaries and employee benefits	565,091	480,361
Occupancy and equipment expense	149,915	138,152
Professional fees	84,548	67,905
Advertising and promotion	30,050	23,803
Outside processing	75,436	66,792
Franchise tax	44,251	31,800
Other expenses	152,630	150,918

Total Noninterest Expense	1,101,921	959,731

Net Income Before Tax	$1,105,399	$715,482
Income Tax Expense	346,210	240,300

Net Income	$759,189	$475,182

Basic Net Income Per Share	$.47	$.30

Diluted Net Income Per Share	$.45	$.30

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Interest Income:
Interest and fees on loans	$9,260,209	$5,833,800
Interest on interest-bearing deposits	9,928	4,564
Interest on federal funds sold	221,331	94,388
Interest on securities available for sale	85,702	72,257
Dividends on restricted equity securities	55,073	25,735

Total Interest Income	9,632,243	6,030,744

Interest Expense:
Interest on time deposits $100,000 and over	1,182,365	536,370
Interest on other deposits	2,368,893	1,368,004
Interest on federal funds purchased	2,466	—
Interest on short-term borrowings	347,526	40,862
Interest on long-term borrowings	158,772	107,946

Total Interest Expense	4,060,022	2,053,182

Net Interest Income	5,572,221	3,977,562
Provision for loan losses	117,044	555,300

Net Interest Income After Provision for Loan Losses	5,455,177	3,422,262

Noninterest Income:
Service charges on deposit accounts	158,912	127,585
Mortgage brokerage income	263,761	284,233
Servicing fee income	434,307	390,848
Other fee income and miscellaneous income	85,957	41,311

Total Noninterest Income	942,937	843,977

Noninterest Expense:
Salaries and employee benefits	1,655,515	1,317,439
Occupancy and equipment expense	427,009	388,239
Professional fees	236,897	173,365
Advertising and promotion	81,325	61,303
Outside Processing	234,259	206,063
Franchise tax	124,753	94,800
Other expenses	380,879	369,529

Total Noninterest Expense	3,140,637	2,610,738

Net Income From Continuing Operations Before Tax	$3,257,477	$1,655,501
Income Tax Expense	1,037,639	560,772

Net Income From Continuing Operations	2,219,838	1,094,729
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	—	1,406,165
Income from discontinued operations, net of $0 tax	—	239,483

Net Income From Discontinued Operations	—	1,645,648
Net Income	$2,219,838	$2,740,377

Basic Net Income Per Share From Continuing Operations	$1.40	$.70

Basic Net Income Per Share	$1.40	$1.75

Diluted Net Income Per Share From Continuing Operations	$1.34	$.69

Diluted Net Income Per Share	$1.34	$1.73

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash Flows From Operating Activities

Net income from continuing operations	$2,219,838	$1,094,729
Net income from discontinued operations	—	1,645,648
Provision for loan losses	117,044	555,300
Gain on sale of subsidiary	—	(1,606,165)
Depreciation and amortization	130,369	111,795
Amortization of discounts and premiums, net	(14,249)	2,541
Increase in accrued interest receivable	(182,043)	(241,339)
(Increase) decrease in other assets	283,792	(629,632)
Increase (decrease) in accrued interest payable and other liabilities	(113,525)	395,147

Net cash provided by operating activities	2,441,226	1,328,024

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits	(147,260)	201,764
Increase in federal funds sold	(9,657,000)	(136,000)
Purchases of furniture, fixtures, and equipment	(52,832)	(261,902)
Purchases of securities available for sale	(12,298,118)	(8,496,771)
Purchases of restricted equity securities	(358,500)	(756,450)
Proceeds from calls and maturities of securities available for sale	6,165,000	5,500,000
Proceeds from calls and maturities of restricted equity securities	225,000	—
Loan originations and principal collections, net	(11,882,549)	(46,265,164)
Proceeds from sale of subsidiary	—	6,500,000
Costs of subsidiary sale	—	(212,527)
Increase in assets held for sale	—	(1,661,809)
Increase in liabilities held for sale	—	1,422,326

Net cash used in investing activities	(28,006,259)	(44,166,533)

Cash Flows From Financing Activities
Increase in time deposits $100,000 and over	11,325,884	11,697,504
Increase in other time deposits	14,829,048	14,671,147
Increase (decrease) in other deposits	(1,165,061)	7,717,499
Decrease in federal funds purchased	(2,025,000)	—
Proceeds from short-term borrowings	15,000,000	4,000,000
Repayment of short-term borrowings	(5,000,000)	(4,000,000)
Proceeds from long-term borrowings	—	10,000,000
Repayment of long-term borrowings	(10,000,000)	—
Issuance of common stock	300,000	402,759
Costs of stock issuance	—	(1,662)

Net cash provided by financing activities	23,264,871	44,487,247

Net increase (decrease) in cash	$(2,300,162)	$1,648,738
Cash and due from banks at beginning of period	4,310,255	1,862,473

Cash and due from banks at end of period	$2,010,093	$3,511,211

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,155,676	$1,960,448

Cash paid during the period for taxes	$485,000	$1,191,816

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$—	$61,108,248

Liabilities of subsidiary sold	$—	$56,426,941

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

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

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at September 30, 2006 was $156,795. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,637 to indemnify them for two such loans. The reserve against such loans at September 30, 2006 was $48,363. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

MainStreet and Franklin Bank were well-capitalized at September 30, 2006.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

Due to the sale of Smith River on March 23, 2005, the affiliate fee income and the servicing fee income received monthly since the sale are both shown in servicing fee income. The net income of the bank is shown as income from discontinued operations on the consolidated income statement. Following is a condensed breakdown of the specific categories. There was no income received from Smith River for the three month period ending September 30, 2006 and September 30, 2005.

Smith River Community Bank, N.A.

Condensed Income Statement

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Interest Income	$—	$823,586
Interest Expense	—	268,853

Net Interest Income	—	554,733
Provision for loan losses	—	—

Net Interest Income after provision for loan losses	—	554,733
Noninterest Income	—	143,362
Noninterest Expense	—	458,612

Net Income	$—	$239,483

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

September 30, 2006

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

fair value of the award. Prior to January 1, 2006, MainStreet accounted for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”.

Pro forma information is presented in prior years as if net income had been determined under the fair value based method as prescribed by SFAS No. 123.

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005
Net income as reported	$759,189	$475,182
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)

Proforma net income	$759,189	$475,182

Net income per share:
Basic-as reported	$.47	$.30
Basic-proforma	$.47	$.30

Diluted-as reported	$.45	$.30
Diluted-proforma	$.45	$.30

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net income as reported	$2,219,838	$2,740,377
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(—)	(—)

Proforma net income	$2,219,838	$2,740,377

Net income per share:
Basic-as reported	$1.40	$1.75
Basic-proforma	$1.40	$1.75

Diluted-as reported	$1.34	$1.73
Diluted-proforma	$1.34	$1.73

(l) Advertising Costs

Advertising costs are expensed as incurred.

(m) Income Taxes

The Corporation is subject to federal and state income taxes. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

necessary to reduce deferred tax assets to the amount expected to be realized. An income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(n) Net Income Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. For the quarter ending September 30, 2006 and September 30, 2005, basic income per share and average shares outstanding were $.47 and 1,603,569 and $.30 and 1,573,569, respectively. For the year-to-date period ending September 30, 2006 and 2005 basic income per share and average shares outstanding were $1.40 and 1,590,162 and $1.75 and 1,570,259, respectively. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. At September 30, 2006 and September 30, 2005, there were 75,833 warrants outstanding and exercisable. At September 30, 2006 and September 30, 2005, there were 128,377 and 60,000 options, respectively, that were outstanding and exercisable.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2006 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$7,299,296	$—	$(40,140)	$7,259,156
Municipals	$1,448,757	$32,886	$(3,769)	$1,477,874

Total securities available for sale	$8,748,053	$32,886	$(43,909)	$8,737,030

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
Balance at beginning of year	$1,777,345	$1,123,214
Provision for loan losses	117,044	555,300
Recoveries	14,332	33,214
Charge-offs	(12,045)	(8,619)

Balance at period end	$1,896,676	$1,703,109

Net charge-offs (recoveries) of $(2,287) and $(24,595) for the first nine months of 2006 and 2005 equated to .00% and (.03)% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at September 30, 2006 was $1,896,676 or 1.21% of loans, net of unearned income and deferred fees. There were no loans past due more than 90 days at September 30, 2006 and December 31, 2005. Nonaccrual loans were $823,455 and $10,975 at September 30, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of September 30, 2006 and September 30, 2005 was $24,204 and $1,192, respectively.

Overdrafts reclassified to loans at September 30, 2006 and December 31, 2005 were $55,169 and $38,250, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

Note 4 – Income Per Share

	Three Months Ended September 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$759,189	1,603,569	$.47
Diluted EPS
Net income available to common shareholders	$759,189	1,675,460	$.45

	Three Months Ended September 30, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$475,182	1,573,569	$.30
Diluted EPS
Net income available to common shareholders	$475,182	1,607,674	$.30

	Nine Months Ended September 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income from continuing operations, net of tax	$2,219,838	1,590,162	$1.40
Net income from discontinued operations, net of tax	$—	—	$—
Net income available to common shareholders	$2,219,838	1,590,162	$1.40
Diluted EPS
Net income from continuing operations, net of tax	$2,219,838	1,654,532	$1.34
Net income from discontinued operations, net of tax	$—	—	$—
Net income available to common shareholders	$2,219,838	1,654,532	$1.34

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

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

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of September 30, 2006 and 2005.

	September 30, 2006	September 30, 2005
Net Income	$2,219,838	$2,740,377
Net unrealized holding gains (losses) during the period	35,881	(43,121)
Less reclassification adjustments for gains (losses) included in net income	—	—
Accumulated other comprehensive income of subsidiary sold	—	(35,679)
Income tax benefit (expense)	(12,199)	14,661

Change in accumulated other comprehensive loss	23,682	(64,139)

Total Comprehensive Income	$2,243,520	$2,676,238

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2006, outstanding commitments to extend credit were $36,112,365.

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

Note 7 – Short-term borrowings

Short-term borrowings as of September 30, 2006 consist of a Federal Home Loan Bank of Atlanta advance. The advance in the amount of $10,000,000 is a prime rate based advance. Interest is paid monthly at prime minus 2.81%. The interest rate at September 30, 2006 was 5.44%. Early repayment of the advance is subject to a .25% fee of the advance amount being repaid. The maturity date is May 18, 2007.

Note 8 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

September 30, 2006

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

MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at September 30, 2006 was $156,795. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,637 to indemnify them for two such loans. The reserve against such loans at September 30, 2006 was $48,363. Also as part of the transaction,

MAINSTREET BANKSHARES, INC.

September 30, 2006

Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at September 30, 2006.

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

Overview

Total assets at September 30, 2006 were $178,738,536 as compared to $153,343,670 at December 31, 2005, an increase of $25,394,866, or 16.56%. An increase in deposits has funded this increase in total assets. The largest components of total assets at September 30, 2006 were net loans in the amount of $154,304,842, federal funds sold in the amount of $9,657,000 and securities available for sale in the amount of $8,737,030. Total deposits were $149,145,632 at September 30, 2006, an increase of $24,989,871, or 20.13% over December 31, 2005 total deposits. Total shareholders’ equity at September 30, 2006 was $18,526,701. MainStreet and Franklin Bank were well capitalized at September 30, 2006. The book value of shareholders’ equity at September 30, 2006 was $11.55 per share.

MAINSTREET BANKSHARES, INC.

September 30, 2006

Net income for the nine months ending September 30, 2006 and 2005 was $2,219,838 and $2,740,377. The net income for the first nine months of 2005 includes the gain on the sale of Smith River in the amount of $1,406,165 (net of $212,527 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River in the amount of $239,483, and income from continuing operations in the amount of $1,094,729 (net of tax). Basic earnings per share for the nine months of 2006 and 2005 were $1.40 and $.70, respectively, on net income from continuing operations. Diluted earnings per share for the nine months of 2006 and 2005 were $.1.34 and $.69, respectively, on net income from continuing operations. Annualized return on average assets at September 30, 2006 was 1.77% and annualized return on average shareholders’ equity was 17.16%.

Net income for the three months ending September 30, 2006 and 2005 was $759,189 and $475,182. Basic earnings per share for the third quarter of 2006 and 2005 were $.47 and $.30, respectively, on net income from continuing operations. Diluted earnings per share for the third quarter of 2006 and 2005 were $.45 and $.30, respectively, on net income from continuing operations. Return on average assets and average shareholders’ equity for the third quarter of 2006 was 1.73% and 16.50%, respectively.

MainStreet’s net interest margin was 4.55% and 4.40% for the nine month period ending September 30, 2006 and 2005, respectively. For the three month period ending September 30, 2006 and 2005, the net interest margin was 4.35% and 4.48%, respectively. The Federal Reserve raised short-term interest rates five times during 2004, eight times in 2005 and four times so far in 2006. These rate increases have certainly increased interest income which has added to the net interest margin. The quarter ended with a prime rate of 8.25%. As can be seen by the ratios, the net interest margin increased in the year-to-date period comparison by 15 basis points; however, the quarter-to-date ratio has declined from the previous year. The Corporation’s assets have repriced faster than their deposits, but deposit rates are clearly catching up. Also, the competitiveness in the market has increased interest expense. The economy in the market area of the Corporation has been vibrant providing the basis for the overall growth of the Corporation; however, competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s growth in the future may be negatively affected if deterioration in the real estate market occurs. Also, a little more than 50% of Franklin’s loans are variable. As the prime rate changes, these loans generally change immediately. In a rising interest rate environment, this has a positive impact on the net interest margin. In a decreasing interest rate environment, this has a negative impact on the net interest margin. As deposits have matured, they have renewed at higher interest rates. Overall deposit maturity is short because Franklin Bank was organized during a rising interest rate environment. Consumers have tended to invest their deposit dollars in short-ended time deposits and savings instruments. These factors could result in a further compression of MainStreet’s net interest margin.

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

Net interest income was $5,572,221 for the nine months ending September 30, 2006, an increase of $1,594,659, or 40.09% over the $3,977,562 reported for the same period in 2005. Net interest income was $1,862,835 for the three months ending September 30, 2006, an increase of $301,685, or 19.32%. The year to date and quarterly increases in net interest income are primarily due to increased interest and fees on

MAINSTREET BANKSHARES, INC.

September 30, 2006

loans, contributed by both increased in volumes and rates, offset by smaller increases in the cost of funding the loan growth. The Corporation has a strong loan to deposit ratio leaving few dollars to be used for investment; therefore, the interest income is from higher yielding assets. Gross loan volume increased $11,875,270 from year-end 2005. As mentioned previously, the net interest margin was 4.55% and 4.40%, respectively, for the nine months ended September 30, 2006 and 2005. It was 4.35% and 4.48%, respectively, for the three months ended September 30, 2006 and September 30, 2005. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve. The prime rate has been increased four times this year ending the quarter at 8.25%. Deposit rates have been competitive, especially in the second and third quarters of this year. Also with shorter maturities on deposits, in the future, deposit rates could increase and could impact the net interest margin negatively.

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

A provision for loan losses was recorded in the amounts $117,044 and $555,300 for the nine month period ending September 30, 2006 and 2005, respectively. Both of these expense numbers are attributed to strong period over period loan growth at Franklin Bank with 2005 experiencing a greater increase in loan volume for the year. The allowance for loan losses was $1,896,676 at September 30, 2006 which equated to 1.21% of loans, net of unearned deferred fees and costs. Net charge-offs (recoveries) of ($2,287) and ($24,595) for the first nine months of 2006 and 2005 equated to (.00%) and (.03%) respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. Nonaccrual loans at September 30, 2006 were $823,455 which represents .53% of loans, net of unearned income. The nonaccrual loans are made up of two credits, but one relationship and are secured by a deed of trust. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Provision expense for the third quarter of 2006 and 2005 was $0 and $170,700, respectively. No expense was required in the third quarter of 2006 because loan demand has softened and overall net loans have not increased since second quarter. The 2005 third quarter expense was related to loan growth during the period.

Noninterest Income

Total noninterest income was $942,937 and $843,977 for the nine months ending September 30, 2006 and 2005, respectively, an increase of $98,960 or 11.73%. Of total noninterest income service charges on deposit accounts were $158,912 and $127,585 for the above-referenced time periods, respectively, an increase of $31,327 or 24.55%. NSF charges, net of waives and charge-offs, primarily contributed to the increase in service charges. Mortgage brokerage income actually decreased $20,472, or 7.20% in 2006 compared to the 2005 income. This is primarily due to the interest rate increase and a little softening of the real estate market. Franklin Bank has partnered with several different organizations in which Franklin

MAINSTREET BANKSHARES, INC.

September 30, 2006

Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Servicing fee income increased $43,459 for the first nine months of 2006 compared to 2005 due to increased fees. These are fees paid to MainStreet for backroom servicing provided to Smith River Bank and their holding company River Bancorp, Inc. and its additional subsidiary, a mortgage corporation. Other miscellaneous income increased $44,646, or 108.07% over 2005 income of which $18.3 thousand was due to a gain on sale of other real estate. The remainder was primarily due to an increase in debit card income and income received from the check book program.

Noninterest income for the three months ending September 30, 2006 and September 30, 2005 was $344,485 and $284,763, respectively, an increase of $59,722, or 20.97%. The largest increases were in servicing fee income of $34,786 and service charges on deposit accounts of $14,875. The servicing fee increase was due to services provided to Smith River Bank for assistance on certain projects.

Noninterest Expense

Total noninterest expense was $3,140,637 and $2,610,738 for the nine month period ending September 30, 2006 and 2005, respectively, an increase of $529,899 or 20.30%. The following chart shows the categories of noninterest expenses for the nine month period ending September 30, 2006 and 2005, the dollar change, and the percentage change.

Expense	YTD 9/30/06	YTD 9/30/05	Dollar Change	Percentage Change
Salaries and employee benefits	$1,655,515	$1,317,439	$338,076	25.66%
Occupancy and equipment	427,009	388,239	38,770	9.99
Professional fees	236,897	173,365	63,532	36.65
Advertising and promotion	81,325	61,303	20,022	32.66
Outside processing	234,259	206,063	28,196	13.68
Franchise tax	124,753	94,800	29,953	31.60
Other expenses	380,879	369,529	11,350	3.07

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits which also comprised the largest dollar increase in the year to year comparison. A large part of this increase is due to an upswing in staffing because of the growth of the Corporation which would also cause an increase in benefits. During 2006, an incentive plan, primarily based on performance, was implemented and expense accrued was approximately $138,000 for the nine months ending September 30, 2006. Benefits expense also increased due to the rising costs of health care which is reflected in increased premiums paid. Also, the 2006 expense includes approximately $30,032 of 401-K match which was implemented in the second quarter of 2005. Since the implementation of the company match, more employees have joined the plan or have increased their percentage of deferral. MainStreet matches 50% up to 6% of the employee’s deferral. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Of the $38,770 period over period increase, $18,573 was depreciation expense on leasehold improvements, furniture and fixtures, and computer software and automobiles. Service maintenance contracts in this category increased $10,876 in 2006 over 2005. Professional fees include fees for audit, legal, and other and increased $63,532 in 2006 over 2005. Of this increase $35,417 is expense associated with consulting costs paid to MainStreet’s former President, after his retirement at April 30, 2006, per his employment agreement. Also contributing to the increase are expenses for technology initiatives that were planned for 2006. These initiatives include penetration testing and network monitoring. Outside processing, which increased $28,196 in 2006 over 2005 primarily includes expenses related to data processing, payroll processing, check clearings, and insurance. Data processing costs increased $37,064 in

MAINSTREET BANKSHARES, INC.

September 30, 2006

2006 over the 2005 year-to-date expense. This was offset by a decline in bank insurance of $16,152. MainStreet changed its insurance company for its bond and directors and officers insurance and also went to a three year plan which decreased the annual premiums. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions.

Total noninterest expense was $1,101,921 and $959,731 for the three month period ending September 30, 2006 and 2005, respectively, an increase of $142,190 or 14.82%. The following chart shows the categories of noninterest expenses for the quarter ending September 30, 2006 and 2005, the dollar change, and the percentage change.

Expense	QTD 9/30/06	QTD 9/30/05	Dollar Change	Percentage Change
Salaries and employee benefits	$565,091	$480,361	$84,730	17.64%
Occupancy and equipment	149,915	138,152	11,763	8.51
Professional fees	84,548	67,905	16,643	24.51
Advertising and promotion	30,050	23,803	6,247	26.24
Outside processing	75,436	66,792	8,644	12.94
Franchise tax	44,251	31,800	12,451	39.15
Other expenses	152,630	150,918	1,712	1.13

The quarterly noninterest expense also demonstrates that salaries and employee benefits are the largest expense of the Corporation followed by occupancy and equipment and then other expenses. The next to largest dollar increase was in professional fees due to the consulting fees paid to MainStreet’s former President and technology initiatives, both discussed above.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income from continuing operations in the amount of $1,037,639 and $560,772 for the nine month period ending September 30, 2006 and 2005, respectively. For the three month period ending September 30, 2006 and 2005, MainStreet’s income tax expense from continuing operations was $346,210 and $240,300.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, municipal bonds, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at September 30,

MAINSTREET BANKSHARES, INC.

September 30, 2006

2006 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	September 30, 2006		December 31, 2005
Commercial	$93,693,384	60.04%	$81,138,129	56.28%
Residential real estate	24,635,504	15.79	27,982,694	19.41
Consumer	37,723,615	24.17	35,056,410	24.31

Total	$156,052,503	100.00%	$144,177,233	100.00%

Gross loans increased $11,875,270 or 8.24% at September 30, 2006 compared to December 31, 2005 due to continuing loan demand. The mix of the type of loans is comparable for the two periods with just a slight increase in the commercial portfolio and a slight decrease in the residential real estate portfolio. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market is softening somewhat. Commercial loans continue to be the primary source of lending.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at September 30, 2006. The areas of concentrations are in loans for real estate with an outstanding balance of $27,828,883; loans for construction of buildings with an outstanding balance of $23,539,240; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $14,232,287. In addition, we also consider our residential construction as a concentration of credit which totaled $26,938,951 at quarter end.

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

There were no loans past due more than 90 days at September 30, 2006 or December 31, 2005 other than loans on nonaccual status. Nonaccrual loans were $823,455 and $10,975 at September 30, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of September 30, 2006 and September 30, 2005 was $24,204 and $1,192, respectively. The nonaccrual loans at September 30, 2006 comprise two credits but one loan relationship. The nonaccrual loans were .53% and .01% of loans net of unearned at September 30, 2006 and December 31, 2005, respectively.

MAINSTREET BANKSHARES, INC.

September 30, 2006

Deposits

Total deposits at September 30, 2006 and December 31, 2005 were $149,145,632 and $124,155,761, respectively. The deposit mix was as follows:

	September 30, 2006		December 31, 2005
Demand	$14,227,702	9.54%	$13,053,658	10.51%
Interest checking	9,884,454	6.63	6,776,003	5.46
Money markets	9,348,733	6.27	9,342,298	7.53
Savings	13,743,952	9.21	19,197,943	15.46
Time deposits $100,000 and over	41,330,935	27.71	30,005,051	24.17
Other time deposits	60,609,856	40.64	45,780,808	36.87

Total	$149,145,632	100.00%	$124,155,761	100.00%

Total deposits increased $24,989,871 or 20.13%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market to attract depositors, especially in the last quarter. The overall cost of interest bearing deposits was 3.93% and 2.76%, respectively for the nine months ended September 30, 2006 and 2005. For the three months ending September 30, 2006 and 2005, the overall cost of interest bearing deposits was 4.31% and 2.95%, respectively. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004, 2005 and 2006. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense. As can be seen by the chart, savings deposits have decreased as a percentage of total deposits while other time deposits and time deposits $100,000 and over have increased. Franklin Bank promoted the savings accounts with a special rate, highest in the market, during lower interest rate times. As interest rates have increased, we have not increased our savings deposit rates and therefore consumers have taken those dollars and transferred them into time deposit accounts.

Short-term Borrowings

Short-term borrowings as of September 30, 2006 consist of a Federal Home Loan Bank of Atlanta advance. The advance in the amount of $10,000,000 is a prime rate based advance. Interest is paid monthly at prime minus 2.81%. The interest rate at September 30, 2006 was 5.44%. Early repayment of the advance is subject to a .25% fee of the advance amount being repaid. The maturity date is May 18, 2007.

Shareholders’ Equity

Total shareholders equity was $18,526,701 and $15,983,181 at September 30, 2006 and December 31, 2005, respectively. Book value per share was $11.55 and $10.16 at September 30, 2006 and December 31, 2005, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498. Offering expenses were netted against equity in all offerings.

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

MAINSTREET BANKSHARES, INC.

September 30, 2006

undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other loan assets. The following are MainStreet’s capital ratios at:

	September 30, 2006	December 31, 2005
Tier I Leverage Ratio (Actual)	10.37%	10.44%
Tier I Leverage Ratio (Quarterly Ave.)	10.65	10.48
Tier I Risk-Based Capital Ratio	11.84	11.30
Tier II Risk-Based Capital Ratio	13.05	12.55

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at September 30, 2006.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $36,112,365 at September 30, 2006. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at September 30, 2006 and December 31, 2005 was 10.54% and 1.94%, respectively. Core deposits are the primary foundation for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 interest rate environment. A shock report for these rates along with a ramped approach with each. With the shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.

MAINSTREET BANKSHARES, INC.

September 30, 2006

The following table demonstrates the percentage change in net interest income from the current level prime rate of 8.25% in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	11.25%	19.51%	35.27%
+200 bp	10.25	13.85	24.96
+100 bp	9.25	6.69	12.08
-100 bp	7.25	-7.43	-13.32
-200 bp	6.25	-13.55	-24.43
-300 bp	5.25	-15.75	-28.16

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

The holding company generates revenue through the affiliate fee charged to Franklin Bank and the servicing fee charged to Smith River Bank and its affiliates for its operation and service. These services include accounting, investments, treasury management, compliance (provided to Franklin Bank only), deposit and loan operations, and data processing. BankShares utilizes this affiliate fee and servicing income to meet its obligations. The holding company does not own any real property and has a modest amount of fixed assets.

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

September 30, 2006

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

Date: October 31, 2006	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: October 31, 2006	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001, amended amended October 16, 2002, amended September 17, 2003, amended July 13, 2005 and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holder of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1*	Employment Agreement with Retired President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar, filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Employment Agreement with President and Chief Executive Officer, Larry A. Heaton, entered into December 30, 2005, effective January 1, 2006, filed on Form 8-K, January 4, 2006 and herein incorporated by reference.

10.4	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.5	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.6	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)

**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)