Form 10KSB
period 2006-12-31
MAINSTREET BANKSHARES INC
filed 2007-03-06
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of class)

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

State issuer’s revenues for its most recent fiscal year $14,509,302.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $21,428,844.50 based on $16.75 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,763,853 shares outstanding as of January 31, 2007.

Documents incorporated by reference. Portions of the Corporation’s 2007 Proxy Statement have been incorporated by reference into Part III.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

MainStreet BankShares, Inc.

Form 10-KSB

PART I

Item 1.	Description of Business

General

MainStreet BankShares, Inc., (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. MainStreet was primarily formed to serve as a bank holding company. MainStreet has had two registered stock offerings raising a total of $14,029,501 since its inception. MainStreet also had a private placement offering which raised $1,807,101 that began on September 20, 2004 and terminated January 31, 2005. These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006. MainStreet has one wholly owned subsidiary bank, Franklin Community Bank, N.A. (“Franklin Bank”). MainStreet also has a wholly owned real estate company, MainStreet RealEstate, Inc.

MainStreet is authorized to engage in any lawful activity for a bank holding company. The holding company structure provides greater flexibility than a bank standing alone because it allows expansion and diversification of business activities through newly formed subsidiaries or through acquisitions. MainStreet’s business is conducted through its subsidiary bank. MainStreet also provides outsourced servicing to River Bancorp, Inc. (holding company for Smith River Community Bank, N.A. and 1st Medallion Mortgage Corporation), for an annual fee.

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has a branch located at 12930 Booker T. Washington Highway, Hardy, Virginia. It is anticipated that Franklin Bank will open an additional branch in 2007 in the Union Hall area of Franklin County. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas.

MainStreet RealEstate, Inc.

MainStreet RealEstate, Inc. was formed effective February 8, 2007 as a subsidiary of MainStreet. It was formed for the sole purpose of owning the real estate of the Corporation.

Smith River Community Bank, N.A.

Smith River Community Bank, N.A. (“Smith River”) opened on July 24, 2000 as a nationally chartered commercial bank and member of the Federal Reserve, and was a subsidiary of MainStreet.

On January 13, 2005, MainStreet, Smith River and Argentum Capital Management, LLC, (“Argentum”), entered into an Agreement pursuant to which MainStreet sold, and investors retained by Argentum for this purpose purchased, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction was consummated on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2006 and 2005 was $152,647 and $641,087, respectively. MainStreet has paid Smith River $201,526 in 2006 to indemnify them for two such loans. The reserve against such loans was $48,474 and $250,000 at December 31, 2006 and 2005, respectively. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000.

Competition

Franklin Bank experiences competition in attracting and retaining business and personal checking and savings accounts, and making commercial, consumer, and real estate loans and providing other services in their primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Franklin Bank has been able to take advantage of the consolidation in the banking industry in their market area by providing personalized banking services that are desirable to large segments of customers which will enable the bank to compete satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on the markets. We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services. Also, in February 2007 we implemented branch capture, a process by which checks are processed by tellers rather than item processing, which will allow for better efficiencies along with all day banking. We will also receive and send our cash letters electronically.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2006 was 48.5. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Selected Statistical Information of MainStreet BankShares, Inc.

The following statistical information is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loans, net of unearned	$154,369,148	$12,533,784	8.12%	$120,396,058	$8,496,725	7.06%
Securities available-for-sale	3,992,197	162,011	4.37	2,686,752	96,218	3.58
Restricted equity securities	1,243,767	72,153	5.80	804,398	38,696	4.81
Interest-bearing deposits in banks	243,801	12,263	5.03	217,555	5,129	2.36
Federal funds sold	8,935,636	445,851	4.99	4,156,068	139,144	3.35

Total Interest Earning Assets	168,784,549	13,226,062	7.84%	128,260,831	8,775,912	6.84%
Cash and due from banks	2,860,894			2,633,035
Other assets	2,558,828			1,940,916
Allowance for loan losses	(1,869,998)			(1,475,410)
Assets held for sale	—			13,731,636

Total Assets	$172,334,273			$145,091,008

Interest checking deposits	$8,167,352	$242,205	2.97%	$6,832,565	$105,248	1.54%
Money market deposits	9,824,834	363,423	3.70	10,489,281	198,387	1.89
Savings deposits	14,555,770	297,509	2.04	20,018,301	395,035	1.97
Time deposits $100,000 and over	37,660,618	1,776,864	4.72	22,677,554	809,269	3.57
Other time deposits	55,965,417	2,543,067	4.54	37,442,668	1,267,906	3.39
Federal funds purchased	43,090	2,466	5.72	285,178	9,715	3.41
Short-term borrowings	9,109,589	486,548	5.34	1,095,890	33,081	3.02
Long-term borrowings	3,780,822	158,772	4.20	6,219,178	198,885	3.20

Total interest-bearing liabilities	139,107,492	5,870,854	4.22%	105,060,615	3,017,526	2.87%
Demand deposits	14,501,149			12,161,430
Other liabilities	1,013,595			927,823
Liabilities held for sale	—			12,698,731

Total Liabilities	154,622,236			130,848,599
Shareholders’ Equity	17,712,037			14,242,409

Total Liabilities and Shareholders’ Equity	$172,334,273			$145,091,008

Net Interest Earnings		$7,355,208	3.62%		$5,758,386	3.97%

Net Yield on Interest Earning Assets			4.37%			4.49%

Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $586,808 and $635,837 as of December 31, 2006 and 2005, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields. The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities.

The following table sets forth for the period indicated a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2006 Compared to 2005 Increase (Decrease) Due to Change In			2005 Compared to 2004 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned	$2,632,901	$1,404,158	$4,037,059	$3,746,302	$835,412	$4,581,714
Securities available-for-sale	51,638	14,155	65,793	(7,040)	7,262	222
Restricted equity securities	24,297	9,160	33,457	26,248	(352)	25,896
Interest-bearing deposits in banks	686	6,448	7,134	150	2,280	2,430
Federal funds sold	215,027	91,680	306,707	(20,179)	83,340	63,161

Total Interest Income	$2,924,549	$1,525,601	$4,450,150	$3,745,481	$927,942	$4,673,423

Interest Expense:
Interest checking deposits	$23,877	$113,080	$136,957	$50,999	$(608)	$50,391
Money market deposits	(13,313)	178,349	165,036	(8,978)	340	(8,638)
Savings deposits	(111,204)	13,678	(97,526)	108,487	(663)	107,824
Certificates of deposit $100,000 and over	650,467	317,128	967,595	370,489	129,073	499,562
Other time deposits	754,035	521,126	1,275,161	507,997	194,002	701,999
Federal funds purchased	(11,361)	4,112	(7,249)	359	6,166	6,525
Short-term borrowings	410,299	43,168	453,467	33,081	—	33,081
Long-term borrowings	(91,553)	51,440	(40,113)	198,885	—	198,885

Total Interest Expense	$1,611,247	$1,242,081	$2,853,328	$1,261,319	$328,310	$1,589,629

Net Interest Income	$1,313,302	$283,520	$1,596,822	$2,484,162	$599,632	$3,083,794

INVESTMENT PORTFOLIO

All securities at December 31, 2006 and December 31, 2005 were classified as available-for-sale. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale appear in Part II, Item 7, Note 2 of this report.

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 7, Note 2 of this report.

The following table shows the maturities of securities available-for-sale as of December 31, 2006 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government agencies	$14,256,962	4.48%	$—	—%	$—	—%	$—	—%	$14,256,962
Mortgage backed securities	—	—	—	—	—	—	4,045,692	5.26	4,045,692
Municipal bonds	—	—	—	—	—	—	1,773,657	4.08	1,773,657

Total	$14,256,962		$—		$—		$5,819,349		$20,076,311

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type:

	December 2006	December 2005	December 2004
Commercial, financial and agricultural	$91,439,663	$81,138,129	$45,157,571
Real estate-mortgage	25,293,941	27,982,694	20,598,689
Consumer	39,614,458	35,056,410	24,014,637

Gross Loans	156,348,062	144,177,233	89,770,897
Unearned income and deferred fees	147,565	139,449	180,898

Loans, net of unearned income and deferred fees	156,495,627	144,316,682	89,951,795
Less: Allowance for loan losses	(1,942,781)	(1,777,345)	(1,123,214)

Loans, net	$154,552,846	$142,539,337	$88,828,581

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including furniture, pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2006. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $25,324,821; loans for construction of buildings with an outstanding balance of $25,367,171; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,946,896. In addition, we also consider our residential construction as a concentration of credit which totaled $26,329,540 at December 31, 2006. At December 31, 2005 there were three areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $21,295,282; loans for construction of buildings with an outstanding balance of $20,834,734; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,097,467.

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

The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2006 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$46,259,328	$39,120,143	$6,060,192	$91,439,663
Interest rates are floating or adjustable	36,302,806	9,592,438	4,121,807	50,017,051
Interest rates are fixed or predetermined	9,956,522	29,527,705	1,938,385	41,422,612

It is MainStreet’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. Net charge-offs of $25,908, $36,269 and $374,287 for 2006, 2005 and 2004, respectively, equated to .02%, ..03% and .57%, respectively, of average loans outstanding, net of unearned deferred fees and costs. There were no loans past due more than 90 days at December 31, 2006, December 31, 2005 and December 31, 2004. Nonaccrual loans were $588,762, $10,975 and $0 at December 31, 2006, December 31, 2005 and December 31, 2004, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2006, December 31, 2005 and December 31, 2004 was $21,804, $739 and $0, respectively.

At December 31, 2006, 2005 and 2004 MainStreet had $310,772, $20,000 and $0, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at its fair market value.

Summary of Loan Loss Experience

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2006	December 31, 2005	December 31, 2004
Average amount of loans, net of unearned, outstanding during the year	$154,369,148	$120,396,058	$65,754,464
Balance of allowance for loan losses at beginning of year	1,777,345	1,123,214	540,601
Loans charged off:
Commercial, financial and agricultural	(30,039)	(31,219)	(361,093)
Real estate—mortgage	(10,035)	(22,000)	—
Consumer	(1,681)	(16,264)	(13,194)

Total loans charged off:	(41,755)	(69,483)	(374,287)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	10,179	33,214	—
Real estate- mortgage	5,668	—	—
Consumer	—	—	—

Total recoveries:	15,847	33,214	—

Net loans charged off:	(25,908)	(36,269)	(374,287)
Additions to the allowance for loan losses	191,344	690,400	956,900

Balance of allowance for loan losses at end of year	$1,942,781	$1,777,345	$1,123,214

Ratio of net charge offs during the period to average loans outstanding during period	.02%	.03%	.57%

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

	December 2006		December 2005		December 2004
Commercial, financial and agricultural	$1,044,613	58.48%	$1,144,900	56.28%	$504,241	50.30%
Real estate - mortgage	463,640	16.18	255,924	19.41	143,799	22.95
Consumer	434,528	25.34	376,521	24.31	160,803	26.75
Specific reserve	—	—	—	—	—	—
Unallocated	—	—	—	—	314,371	—

Total	$1,942,781	100.00%	$1,777,345	100.00%	$1,123,214	100.00%

DEPOSITS

Total deposits at December 31, 2006 and 2005 were $164,820,051 and $124,155,761, respectively. See Management’s Discussion and Analysis for the major classifications of deposits along with their percentage to total deposits. The average amount and rate of these deposits can be found in Part I, Item 1, in the Distribution of Assets, Liabilities, and Shareholders Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are presented in Part II, Item 7, Note 6.

RETURN ON EQUITY AND ASSETS

Certain ratios for equity and assets as of December 31, 2006 and December 31, 2005 are presented as follows:

	December 31, 2006	December 31, 2005
Return on average shareholders’ equity from continuing operations	16.20%	12.11%
Return on average shareholders’ equity	16.20	23.67
Return on average assets from continuing operations	1.66	1.19
Return on average assets	1.66	2.32
Dividend payout ratio	—	—
Average shareholders’ equity to average assets	10.28	9.82

SHORT-TERM BORROWINGS

The following table presents information on each category of MainStreet’s short-term borrowings.

	December 31, 2006	December 31, 2005
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$10,000,000	$—
Weighted average interest rate of period end	5.44	—
Maximum amount outstanding at any month-end during the period	$15,000,000	$4,000,000
Average amount outstanding during the period	$9,109,589	$1,095,890
Weighted average interest rate during period	5.34%	3.02%

Federal funds purchased
Amount outstanding at period end	$—	$2,025,000
Weighted average interest rate of period end	—%	4.20%
Maximum amount outstanding at any month-end during the period	$1,000	$2,025,000
Average amount outstanding during the period	$43,090	$285,178
Weighted average interest rate during period	5.72%	3.41%

Item 2.	Description of Property

At December 31, 2006 the Corporation had one lease agreement for its facility in Martinsville, Virginia. On January 28, 2004, MainStreet signed a new lease for the executive offices and operations area for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This new lease, which commenced May 1, 2004, will expire April 30, 2009. The lease does not have a renewal option.

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

Franklin Bank owns a lot adjacent to their Rocky Mount Office with a purchase price of $100,000. MainStreet executed a contract to purchase a lot in the Union Hall area of Franklin County that closed in January 2007. The lot was purchased for the purpose of building an additional branch of Franklin Bank that is anticipated to open in the third quarter of 2007. The total cost for the land was $420,173. MainStreet has also executed a construction contract with Frith Construction to build the bank building at an estimated cost of $874,293.

MainStreet believes its banking facilities are well located to serve their intended banking markets and are attractively furnished and well equipped for banking purposes.

Item 3.	Legal Proceedings

MainStreet currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,763,853 shares of its common stock outstanding at January 31, 2007. In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering. Each warrant provides the holder with the right to buy one share of stock at a price of $9.09 per share. As of December 31, 2006, 83,416 warrants are vested and unexercised and 12,834 warrants have been forfeited and can no longer be exercised. In addition, MainStreet has issued options to present and former employees to purchase 155,367 shares of common stock at a price equal to the fair market value of MainStreet’s common stock as of the date of grant. As of December 31, 2006, 141,207 options had fully vested.

On the opening day of Smith River Bank, C. R. McCullar, retired President and CEO, was granted 33,000 stock options at the then fair market value of $9.09. The stock options became exercisable if Mr. McCullar was employed as President and CEO of MainStreet and Smith River Bank on the first anniversary of the day the bank opened for business (the first 11,000 options) and on each of the next two anniversaries (for each of the next two 11,000 option grants). All such options vested and were exercised on May 3, 2006. Other options in the amount of 33,000 (included in the total 155,367 outstanding at year-end), of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees.

The shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan will remain in effect, subject to the right of the Board to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. At December 31, 2006, granted stock options totaled 122,367 under this plan and are included in the 155,367 total options outstanding at December 31, 2006.

On September 20, 2004, MainStreet BankShares, Inc. commenced a private placement offering of its common stock to accredited and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Act of 1933. There were no brokerage or underwriting commissions. The offering terminated on January 31, 2005 having sold 220,859 shares. The total proceeds of the additional capital raised by this offering were used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. These shares were registered with the SEC effective December 8, 2006.

In connection with the offering of MainStreet’s common stock to capitalize Franklin Bank in 2002, TCF Financial Corporation (“TCF”) purchased 149,539 shares of MainStreet’s common stock or 9.99% at the time of purchase. This purchase equates to 8.48% of common stock outstanding at January 31, 2007, excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 East Lake Street, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. TCF has banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

MainStreet’s application with the OTC Bulletin Board (“OTCBB”) to enroll in their stock quotation service was effective

February 12, 2007. MainStreet must maintain at least one market maker and continue to submit its periodic reports to the Securities and Exchange Commission (“SEC”) in a timely manner. MainStreet has been current on all periodic filings with the SEC and currently has three market makers. MainStreet is quoted under the symbol MREE.

There are approximately 1,748 shareholders of common stock as of December 31, 2006.

In order to preserve capital to facilitate growth and expansion, MainStreet does not anticipate paying cash dividends in the immediate future. The only source of funds for dividends would be dividends paid to MainStreet by Franklin Bank. Franklin Bank does not anticipate paying any dividends to MainStreet in the foreseeable future because of the need to facilitate growth and expansion. Franklin Bank is also limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval. MainStreet did approve a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid to shareholders by MainStreet.

The information required on the description of equity compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans
Approved by security holders	122,367	$12.63	28,333

Equity compensation plans
Not approved by security holders	33,000	9.55	—

Total	155,367	$11.98	28,333

Refer to Part II, Item 7, Note 13 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6.	Management’s Discussion and Analysis

The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of MainStreet BankShares, Inc. (“MainStreet”, “BankShares”, or “Corporation”) on a consolidated basis. This discussion and analysis should be read in conjunction with BankShares’ consolidated financial statements and related notes included in Item 7 of this report on Form 10-KSB.

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. MainStreet was primarily formed to serve as a bank holding company. MainStreet has had two registered stock offerings raising a total of $14,029,501 since its inception. MainStreet provides a wide variety of banking services through its one wholly-owned subsidiary bank, Franklin Bank. Franklin Bank has offices in Rocky Mount, Virginia and Hardy, Virginia. It is anticipated that Franklin Bank will open an additional branch in the third quarter of 2007 in the Union Hall area of Franklin County. MainStreet purchased the land in January 2007 at a cost of $420,173. MainStreet has also executed a contract with Frith Construction to construct the banking facility at an approximate cost of $874,293. MainStreet also has a wholly-owned real estate company, MainStreet RealEstate, Inc. formed for the sole purpose of owning the real estate of the Corporation.

On September 20, 2004, MainStreet commenced a private placement offering of its common stock to accredited investors and up to 35 non-accredited investors under Rule 506 of the Securities and Exchange Act of 1933. There were no brokerage or underwriting commissions payable in the private placement. The offering terminated January 31, 2005 having sold 220,859 shares with total proceeds of $1,807,101. The additional capital raised by this offering was used principally to aid in the growth of Franklin Bank and in maintaining all regulatory capital ratios at the adequately capitalized level. These shares were registered with the SEC effective December 8, 2006.

On January 13, 2005, MainStreet, Smith River Community Bank, N.A. (“Smith River”) and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet sold, and investors retained by Argentum purchased, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction was consummated on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s rights, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2006 and 2005 was $152,747 and $641,087, respectively. MainStreet recorded a contingent liability of $250,000 against such loans. MainStreet has paid Smith River $201,526 in 2006 to indemnify them for two such loans. The reserve against such loans was $48,474 and $250,000 at December 31, 2006 and 2005, respectively. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000. Immediately following the sale of Smith River Bank, MainStreet downstreamed $4,000,000 to Franklin Bank. MainStreet and Franklin Bank were well-capitalized at December 31, 2006 and 2005.

MainStreet filed a Form 8-K on March 8, 2006 reporting that it would restate its quarterly Form 10-QSB reports for the periods ending March 31, 2005, June 30, 2005, and September 30, 2005 to reflect the effect of recent guidance at that time from its independent accountants concerning the tax expense incurred on the sale of a subsidiary on March 23, 2005. At the time of the sale, MainStreet recorded income tax expense of $562,466 related to the gain on the sale. In turn, MainStreet reflected this tax expense on each of the quarterly Form 10-QSB reports that were restated. This expense was also taken into consideration in MainStreet’s earnings release on February 2, 2006 which disclosed quarterly and year-to-date earnings and basic per share data along with total assets. Upon review of MainStreet’s income tax return for 2005, MainStreet’s independent accounting firm determined that MainStreet had no taxable gain on the sale of the subsidiary and accordingly owed no tax expense. MainStreet was notified by the accounting firm of this determination on March 3, 2006 in a called meeting of its audit committee. The restated quarterly reports reflected that MainStreet had incurred no tax expense in connection with the subsidiary’s sale in accordance with the updated guidance. This Form 10-KSB and Annual Report reflects no tax expense in 2005 in connection with the transaction. MainStreet reviewed the matter at the time in respect to its disclosure controls and believes that the restatement did not implicate its controls.

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

Overview

Total assets at December 31, 2006 were $195,295,354 compared to $153,343,670 at December 31, 2005, an increase of $41,951,684, or 27.36%. This increase in assets was primarily funded by an increase in deposits. The largest components of total assets at December 31, 2006 were net loans in the amount of $154,552,846, securities available for sale in the amount of $20,076,311, federal funds sold in the amount of $12,884,000, and cash and due from banks in the amount of $3,581,616. Total deposits were $164,820,051 at December 31, 2006, an increase of $40,664,290 or 32.75% over December 31, 2005. Total shareholders’ equity at December 31, 2006 and 2005 was $19,189,456 and 15,983,181, respectively.

MainStreet’s net income for the twelve months ending December 31, 2006 and 2005 was $2,869,168 and $3,370,546, respectively. Basic earnings per share were $1.64 and $1.95 for 2006 and 2005, respectively. Diluted earnings per share for 2006 and 2005 were $1.57 and $1.92, respectively. Return on average assets in 2006 and 2005 was 1.66% and 2.32%, respectively while return on average shareholders’ equity was 16.20% and 23.67% for 2006 and 2005, respectively. Net income for the year ended 2005 included the gain on the sale of Smith River Bank in the amount of $1,406,165 (net of $212,527 cash expenses and $200,000 indemnity loan accrual), income from the discontinued operations of Smith River Bank in the amount of $239,483, and income from continuing operations in the amount of $1,724,898 (net of tax). Also included in net income from continuing operations in 2005 was a $50,000 additional indemnity loan expense accrual recorded in the third quarter of 2005.

Franklin Bank opened on September 16, 2002 and ended December 31, 2006 and 2005 with $195,088,107 and $152,486,195, respectively, in total assets. Franklin Bank operates in a vibrant market which has a strong economy that provides a distinct advantage to MainStreet. Franklin Bank’s net income for calendar years 2006 and 2005 was $2,923,842 and $1,756,497, respectively. Franklin’s net interest margin was 4.33% and 4.47% for the twelve-month periods ended December 31, 2006 and 2005, respectively. The decrease in net interest margin was primarily caused by an increase in the cost of funds. Deposit volumes increased greater than loan volumes leaving funds to be invested in overnight federal funds and various available for sale investment instruments. These earn a lower interest rate than loans. Also, competition has caused Franklin Bank to compete and raise short-term interest rates accordingly. The Federal Reserve raised short term interest rates four times in 2006 and eight times during 2005. Franklin Bank’s deposit rates were increased more in 2006 reflecting the short term interest rate increases. The year ended with a prime rate of 8.25%.

The financial services industry is highly competitive. Competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Also the ability for nonfinancial entities to provide financial services also increases competition. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s growth in the future may be negatively affected by interest rate decreases and deterioration in the real estate market, if they occur.

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

For 2006 and 2005, net interest income totaled $7,355,208 and $5,758,386, respectively, an increase of $1,596,822, or 27.73%. The total average interest-earning assets were $168,784,549 and $128,260,831 for the years ending December 31, 2006 and 2005, respectively, an increase of $40,523,718, or 31.59%. The total average interest-bearing liabilities were $139,107,492 and $105,060,615 for the years ending December 31, 2006 and 2005, respectively, an increase of $34,046,877 or 32.41%. Volumes of earning assets have continued to increase from year to year, especially loans, net of unearned deferred fees and costs. Average loans, net of unearned deferred fees and costs increased $33,973,090 in 2006 over 2005, or 28.22%. Average time deposits increased $18,522,749 from 2005 to 2006 and average time deposits $100,000 and over increased $14,983,064 for the same time period. Average short and long-term borrowings increased $5,575,343 from 2005 to 2006. The net interest margin for MainStreet at December 31, 2006 and 2005 was 4.37% and 4.49%, respectively, a decrease of 12 basis points. Overall, loans increased and interest income increased due to the volume and the increase in the prime rate. However, these loans were funded by deposits primarily in the larger interest bearing categories. Along with this, there was a shift from Savings accounts into time deposits. Deposit rates were also increased to match the market and maintain the deposits. These things caused the decline in the net interest margin.

The Federal Reserve raised short-term interest rates four times in 2006, eight times in 2005 and five times during 2004. The year ended with a prime rate of 8.25%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows approximately the short-term interest rate established by the Federal Reserve.

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

For the year-to-date periods ending December 31, 2006 and 2005, the provision for loan losses was $191,344 and $690,400, respectively. The 2006 expense was primarily due to loan growth as was the 2005 expense. The allowance for loan losses, or the reserve, was $1,942,781 and $1,777,345 at December 31, 2006 and 2005, respectively. This allowance equated to 1.24% and 1.23% of loans, net of unearned income at December 31, 2006 and 2005, respectively. Net charge-offs were $25,908 and $36,269 for 2006 and 2005, respectively, or .02% and .03%, respectively, of average loans, net of unearned deferred fees and costs. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. A summary of the loan loss experience and an allocation of the allowance can be found on page 6 of this Form 10-KSB.

Noninterest Income

Noninterest income for the years ending December 31, 2006 and December 31, 2005 was $1,283,240 and $1,103,526, respectively, an increase of $179,714, or 16.29%. Service charges on deposit accounts were $210,699 and $169,601 for the same time period, respectively, an increase of $41,098 or 24.23%. Mortgage brokerage income has provided a good base of noninterest income, although dependent on the vibrancy of the real estate market. Mortgage brokerage income increased only slightly in 2006 compared to 2005 at $26,769. Franklin Bank has partnered with several different organizations in which the bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives mortgage brokerage fee income from the transactions. Servicing fee income increased $52,318 in 2006 over 2005 and was $569,416 for the year 2006. This income is primarily collected from Smith River Bank, per the Servicing Agreement (see “General”). River Bancorp, Inc. (the holding company for Smith River Bank) was formed in 2006. MainStreet also provides services for the holding company which are usually nominal month end accounting entries. River Bancorp, Inc. also began a mortgage corporation in 2006 named 1st Medallion Mortgage Corporation. MainStreet also provides human resources and payroll services to this entity. MainStreet consolidates financials for River Bancorp, Inc. Affiliate fees paid by Smith River Bank prior to the sale on March 23, 2005 were $127,488, and were included in the servicing fee category for 2005.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2006 and December 31, 2005 was $4,260,208 and $3,561,508, respectively, an increase of $698,700, or 19.62%. The following chart shows the noninterest expense by category for the years ending December 31, 2006 and 2005, the dollar change and the percentage change.

Expense	12-31-06	12-31-05	Dollar Change	Percentage Change
Salaries and employee benefits	$2,225,784	$1,805,964	$419,820	23.25%
Occupancy and equipment	574,557	522,209	52,348	10.02
Professional fees	259,244	265,091	(5,847)	(2.21)
Advertising and promotion	111,651	83,848	27,803	33.16
Outside processing	319,554	275,045	44,509	16.18
Franchise tax	169,914	136,000	33,914	24.94
Other expenses	599,504	473,351	126,153	26.65

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits, followed by other expenses, and occupancy and equipment costs. MainStreet employees are its most valuable resource and asset. The corporation added a few positions in late 2005 and in 2006 due to increases in volume generated. Also, under FAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, requires that certain costs associated with originating loans be amortized over the life of the loan. These costs begin as credits to salary expense and are brought back into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $69,823 less in 2006 than 2005 causing an overall increase in salary expense. Also, during 2006 an incentive program was implemented which added approximately $195,603 to salaries expense. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Professional fees include fees for audit, legal, and other. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. Other expenses include OCC assessments, FDIC assessments, supplies, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. Included in other expenses for 2006 was approximately $34 thousand for a final expense of equipment paid to Smith River per the Purchase Agreement. Included in other expenses in 2005 is an additional $50,000 accrual recorded as a reserve for MainStreet’s indemnity obligations to Smith River Bank under the Indemnity Agreement. The franchise tax expense is based on the total amount of capital; therefore, with the downstream of capital to Franklin Bank from the holding company in 2005, the capital level increased thus causing an increase in the franchise tax.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income from continuing operations in the amounts of $1,317,728 and $885,106 for the years ended December 31, 2006 and 2005, respectively. All operating loss carryforwards were utilized as of December 31, 2005.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To fulfill pledging collateral requirements.

3)	To help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, municipal securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2006 and December 31, 2005 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Footnote #2 in this Form 10-KSB for a breakdown of the investment portfolio, repricing data, and pledge information.

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2006 and 2005 the breakdown of gross loans in the loan portfolio was as follows:

	2006		2005
Commercial	$91,439,663	58.48%	$81,138,129	56.28%
Residential real estate	25,293,941	16.18	27,982,694	19.41
Consumer	39,614,458	25.34	35,056,410	24.31

Total	$156,348,062	100.00%	$144,177,233	100.00%

As can be seen by the loan portfolio dollars, MainStreet experienced loan growth in 2006 compared to 2005 with an increase of $12,170,829 or 8.44% due to continuing loan demand. Average loan growth was much greater; however, the end of the year began to see some softening in loan demand along with some payoffs. Some loan growth is anticipated in 2007, but it may be less due to the softer loan demand. There was no material change in the mix of loan types for the two periods. Commercial loans continue to be the primary source of lending. Residential real estate loans decreased as a percentage of total loans from year end 2005 to year end 2006 while consumer loans increased slightly.

The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2006. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $25,324,821; loans for construction of buildings with an outstanding balance of $25,367,171; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,946,896. In addition, we also consider our residential construction as a concentration of credit which totaled $26,329,540 at December 31, 2006. At December 31, 2005 there were three areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $21,295,282; loans for construction of buildings with an outstanding balance of $20,834,734; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,097,467.

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. Nonaccrual loans were $588,762 and $10,975 at December 31, 2006 and December 31, 2005, respectively. There were no loans past due more than 90 days at December 31, 2006 or 2005.

Deposits

Deposits are the largest source of funds used to support asset growth of MainStreet. The ratio of loans, net of unearned to deposits was 94.95% and 116.24% as of December 31, 2006 and 2005, respectively. The ratio of total time deposits to total deposits was 69.25% and 61.04% at December 31, 2006 and 2005, respectively. Total deposits at December 31, 2006 and 2005 were $164,820,051 and $124,155,761, respectively. The deposit mix was as follows:

	2006		2005
Demand deposits	$14,257,360	8.65%	$13,053,658	10.51%
Interest checking deposits	11,261,198	6.83	6,776,003	5.46
Money market deposits	13,088,848	7.94	9,342,298	7.53
Savings deposits	12,078,951	7.33	19,197,943	15.46
Time deposits $100,000 and over	47,926,452	29.08	30,005,051	24.17
Other time deposits	66,207,242	40.17	45,780,808	36.87

Total	$164,820,051	100.00%	$124,155,761	100.00%

Total deposits increased $40,664,290, or 32.75% at year-end 2006 compared to year-end 2005. The chart reflects that the largest increases as a percentage of total deposits were in other time deposits and time deposits $100,000 and over. As a percentage of total deposits demand deposits decreased somewhat while interest checking and money market accounts increased nominally. Savings deposits decreased the most as a percentage of total deposits. The offset to these declines was an increase in the higher interest bearing deposit accounts. As interest rates continued to increase during 2006, customers tended to take their funds and move them from the more liquid accounts into something more restrictive, but that paid higher interest rates. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall yield on interest bearing deposits was 4.14% and 2.85% for 2006 and 2005, respectively. This increase of 129 basis points is reflective of the competition in the overall market, the shifting of deposits into the higher interest bearing accounts, and the increase in the short-term interest rates.

Shareholders’ Equity

Total shareholders’ equity was $19,189,456 and $15,983,181 at December 31, 2006 and 2005, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 were netted against equity. The secondary stock offering was completed December 31, 2002 with gross proceeds of $7,135,821. Offering expenses of $260,880 were netted against equity. The private placement offering terminated January 31, 2005 having sold 220,859 shares with total proceeds of $1,807,101. Offering expenses of $79,603 were netted against equity.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. MainStreet and Franklin Bank were well-capitalized at December 31, 2006 and 2005. See Note No. 14 to the financial statements for capital ratios.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations are loan commitments that were $35,702,962 and $42,625,299, respectively at December 31, 2006 and 2005. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home

Loan Bank (“FHLB”). MainStreet’s ratio of liquid assets to total liabilities at December 31, 2006 and December 31, 2005 was 17.86% and 1.94%, respectively. As can be seen from the ratios, liquidity has increased in 2006 primarily due to softer loan demand and repayments of loans. Deposits provide the basic core for liquidity; however, prior to 2006 deposits had not kept up with the pace of loan demand and thus MainStreet has relied on alternative funding. MainStreet has short-term borrowings of $10,000,000 outstanding from FHLB at year end. MainStreet anticipates paying off this short-term borrowing when it matures in May 2007. MainStreet has policies in effect to monitor alternative funding and to limit it according to asset size.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 interest rate environment. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the current level prime rate of 8.25% in a rising and declining 100, 200, and 300 basis point interest rate environment:

2006 Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	11.25%	20.63%	36.16%
+200 bp	10.25	14.69	25.80
+100 bp	9.25	7.12	12.46
-100 bp	7.25	-7.87	-13.84
-200 bp	6.25	-14.20	-24.99
-300 bp	5.25	-16.26	-27.49

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

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

MainStreet provides certain services for its subsidiary bank. These services include accounting, investments, treasury management, compliance, audit, deposit and loan operations, and data processing. In exchange for these services, the bank pays an affiliate fee to the holding company. Per the servicing agreement signed upon the sale of Smith River Bank, MainStreet will continue to provide certain services to Smith River Bank for an annual fee of $505,000 for a three-year period. MainStreet did not own any real property at December 31, 2006 and has a modest amount of fixed assets. MainStreet executed a contract to purchase a lot in the Union Hall area of Franklin County that closed in January 2007. The lot was purchased for the purpose of building an additional branch of Franklin Bank. MainStreet also executed a construction contract with Frith Construction to build the bank building at an approximate cost of $874,293. The affiliate fee paid by Franklin Bank and the servicing fee paid by Smith River Bank also provides for MainStreet’s cash requirements since most of the expenses are directly related to the banks. Dividends from the Bank would also be a source of cash for MainStreet. However, Franklin Bank, in light of its projected growth and capital needs, is unlikely to be able to provide dividends to MainStreet in the foreseeable future. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. MainStreet, therefore, will not pay cash dividends until it is deemed appropriate by management. MainStreet did approve a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid to shareholders by MainStreet.

A summary of MainStreet’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 7 detailing the dollar amount by maturity.

Footnote Disclosure in Item 7
Notes to Consolidated Financial Statements
Contractual Cash Obligations
Operating Leases	Footnote #12

Other Commitments
Commitments to extend credit	Footnote #16

Related Person Loans	Footnote #4

Long-term and Short-term Borrowings	Footnote #7

Impact of Inflation

Most of MainStreet’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. MainStreet does not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) have a great effect on MainStreet’s profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities.

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 150,700. Currently there are 122,367 stock options that have been granted under this plan.

MainStreet adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $950 for the year ended December 31, 2006. Additional disclosures required by SFAS No. 123 (R) are included in Note 13 to the consolidated financial statements herein.

As permitted by SFAS No. 123, MainStreet accounted for share-based awards granted to employees prior to January 1, 2006 using the intrinsic value method prescribed by Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. Since the option price equaled the market price on the date of the grant for options awarded, compensation cost was not recognized for any of the periods presented. All stock options granted under APB 25 were fully vested as of December 31, 2005.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits proved a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BROWN EDWARDS & COMPANY, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia

February 14, 2007

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS

Cash and due from banks	$3,581,616	$4,310,255
Interest-bearing deposits in other banks	255,780	106,313
Federal funds sold	12,884,000	—
Securities available-for-sale	20,076,311	2,553,783
Restricted equity securities	1,145,100	1,011,600

Loans:
Commercial loans	91,439,663	81,138,129
Residential real estate loans	25,293,941	27,982,694
Consumer loans	39,614,458	35,056,410

Total Gross Loans	156,348,062	144,177,233
Unearned deferred fees and costs, net	147,565	139,449

Loans, net of unearned deferred fees and costs	156,495,627	144,316,682
Less: Allowance for loan losses	(1,942,781)	(1,777,345)

Net Loans	154,552,846	142,539,337
Furniture, fixtures and equipment, net	739,957	815,760
Accrued interest receivable	872,210	635,358
Other assets	1,187,534	1,371,264

Total Assets	$195,295,354	$153,343,670

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$14,257,360	$13,053,658
Interest checking deposits	11,261,198	6,776,003
Money market deposits	13,088,848	9,342,298
Savings deposits	12,078,951	19,197,943
Time deposits $100,000 and over	47,926,452	30,005,051
Other time deposits	66,207,242	45,780,808

Total Deposits	164,820,051	124,155,761
Federal funds purchased	—	2,025,000
Short-term borrowings	10,000,000	—
Long-term borrowings	—	10,000,000
Accrued interest payable and other liabilities	1,285,847	1,179,728

Total Liabilities	176,105,898	137,360,489

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,763,853 and 1,573,569 in 2006 and 2005, respectively	18,576,739	15,350,606
Accumulated retained earnings	606,306	663,531
Accumulated other comprehensive income (loss)	6,411	(30,956)

Total Shareholders’ Equity	19,189,456	15,983,181

Total Liabilities and Shareholders’ Equity	$195,295,354	$153,343,670

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31, 2006	Year Ended December 31, 2005
Interest Income:
Interest and fees on loans	$12,533,784	$8,496,725
Interest on interest-bearing deposits	12,263	5,129
Interest on federal funds sold	445,851	139,144
Interest on securities available-for-sale	162,011	96,218
Dividends on restricted equity securities	72,153	38,696

Total Interest Income	13,226,062	8,775,912

Interest Expense:
Interest on time deposits $100,000 and over	1,776,864	809,269
Interest on other deposits	3,446,204	1,966,576
Interest on federal funds purchased	2,466	9,715
Interest on short-term borrowings	486,548	33,081
Interest on long-term borrowings	158,772	198,885

Total Interest Expense	5,870,854	3,017,526

Net Interest Income	7,355,208	5,758,386
Provision for loan losses	191,344	690,400

Net Interest Income After Provision for Loan Losses	7,163,864	5,067,986

Noninterest Income:
Service charges on deposit accounts	210,699	169,601
Mortgage brokerage income	386,613	359,844
Servicing fee income	569,416	517,098
Other fee income and miscellaneous income	116,512	56,983

Total Noninterest Income	1,283,240	1,103,526

Noninterest Expense:
Salaries and employee benefits	2,225,784	1,805,964
Occupancy and equipment expense	574,557	522,209
Professional fees	259,244	265,091
Advertising and promotion	111,651	83,848
Outside processing	319,554	275,045
Franchise tax	169,914	136,000
Other expenses	599,504	473,351

Total Noninterest Expense	4,260,208	3,561,508

Net Income From Continuing Operations Before Tax	$4,186,896	$2,610,004
Income Tax Expense	1,317,728	885,106

Net Income From Continuing Operations	2,869,168	1,724,898
Discontinued Operations:
Gain on sale of subsidiary, net of $0 tax	—	1,406,165
Income from discontinued operations, net of $0 tax	—	239,483

Net Income From Discontinued Operations	$—	$1,645,648

Net Income	$2,869,168	$3,370,546

Basic Net Income Per Share From Continuing Operations	$1.64	$1.00

Basic Net Income Per Share	$1.64	$1.95

Diluted Net Income Per Share From Continuing Operations	$1.57	$.98

Diluted Net Income Per Share	$1.57	$1.92

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares	Common Stock	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2004	1,528,818	$14,949,509	$(2,707,015)	$41,085	$12,283,579

Comprehensive Income:

Net Income	—	—	3,370,546	—	3,370,546

Accumulated other comprehensive income of subsidiary sold	—	—	—	(35,679)	(35,679)

Net unrealized holding losses during the period	—	—	—	(55,094)	(55,094)

Deferred income tax benefit	—	—	—	18,732	18,732

Total Comprehensive Income	—	—	3,370,546	(72,041)	3,298,505

Issuance of common stock	44,751	402,759	—	—	402,759

Stock issuance costs	—	(1,662)	—	—	(1,662)

Balance at December 31, 2005	1,573,569	$15,350,606	$663,531	$(30,956)	$15,983,181

Comprehensive Income:

Net Income	—	—	2,869,168	—	2,869,168

Net unrealized holding gains during the period	—	—	—	56,617	56,617

Deferred income tax expense	—	—	—	(19,250)	(19,250)

Total Comprehensive Income	—	—	2,869,168	37,367	2,906,535

Stock option exercise	30,000	300,000	—	—	300,000

Share dividend	160,284	2,925,183	(2,926,393)	—	(1,210)

Compensation costs	—	950	—	—	950

Balance at December 31, 2006	1,763,853	$18,576,739	$606,306	$6,411	$19,189,456

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash Flows From Operating Activities:
Net income from continuing operations	$2,869,168	$1,724,898
Net income from discontinued operations	—	1,645,648
Provision for loan losses	191,344	690,400
Gain on sale of subsidiary	—	(1,606,165)
Depreciation and amortization	175,377	154,153
Amortization of discounts and premiums, net	(34,049)	3,512
Stock option expense	950	—
Increase in accrued interest receivable	(236,852)	(314,668)
(Increase) decrease in other assets	164,480	(634,724)
Increase in accrued interest payable and other liabilities	106,119	563,763

Net cash provided by operating activities	3,236,537	2,226,817

Cash Flows From Investing Activities:
(Increase) decrease in interest-bearing deposits in other banks	(149,467)	158,902
(Increase) decrease in federal funds sold	(12,884,000)	2,292,000
Purchases of furniture, fixtures, and equipment	(99,574)	(263,608)
Purchases of securities available-for-sale	(28,611,989)	(8,496,771)
Purchases of restricted equity securities	(358,500)	(759,800)
Calls/maturities/repayments of securities available-for-sale	11,180,127	9,500,000
Sales of restricted equity securities	225,000	—
Loan originations and principal collections, net	(12,204,853)	(54,401,156)
Proceeds from sale of subsidiary	—	6,500,000
Costs of subsidiary sale	—	(212,527)
Increase in assets held for sale	—	(1,661,809)
Increase in liabilities held for sale	—	1,422,326

Net cash used in investing activities	(42,903,256)	(45,922,443)

Cash Flows From Financing Activities:
Increase in time deposits $100,000 and over	17,921,401	14,471,605
Increase in other time deposits	20,426,434	17,428,903
Increase in other deposits	2,316,455	1,816,803
Increase (decrease) in federal funds purchased	(2,025,000)	2,025,000
Proceeds from short-term borrowings	15,000,000	4,000,000
Repayment of short-term borrowings	(5,000,000)	(4,000,000)
Proceeds from long-term borrowings	—	10,000,000
Repayment of long-term borrowings	(10,000,000)	—
Proceeds from issuance of common stock	300,000	402,759
Costs of stock issuance	—	(1,662)
Cash in lieu of fractional shares	(1,210)	—

Net cash provided by financing activities	38,938,080	46,143,408

Net increase (decrease) in cash and cash equivalents	(728,639)	2,447,782
Cash and cash equivalents at beginning of year	$4,310,255	$1,862,473

Cash and cash equivalents at end of year	$3,581,616	$4,310,255

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,809,810	$2,782,450

Cash paid during the period for taxes	$813,000	$1,512,320

Supplemental disclosure of noncash transactions:
Assets of subsidiary sold	$—	$61,108,248

Liabilities of subsidiary sold	$—	$56,426,941

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Note 1 – Summary of Accounting Policies

(a) General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. Currently, MainStreet has one wholly-owned bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). MainStreet also has a wholly-owned real estate company, MainStreet RealEstate, Inc. which was formed for the sole purpose of owning the real estate of the Corporation.

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

On September 20, 2004, MainStreet BankShares, Inc. commenced a private placement offering of its common stock to accredited and up to 35 non-accredited investors under Rule 506 of the Securities Exchange Act of 1933. The offering was for a target issuance of 201,667 shares of common stock. The offering was set to terminate on October 31, 2004, but the Board of Directors of BankShares extended the offering until January 31, 2005. There were no brokerage or underwriting commissions payable in the private placement. The offering terminated January 31, 2005 having sold 220,859 shares with total proceeds of $1,807,101. The additional capital raised by this offering was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. These shares were registered with the Securities and Exchange Commission effective December 8, 2006.

On January 13, 2005, MainStreet, Smith River Bank Community Bank, N.A. (“Smith River”) and Argentum Capital Management, LLC (“Smith River”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2006 and 2005 was $152,647 and $641,087, respectively. MainStreet recorded an initial contingent liability of $250,000 against such loans. MainStreet has paid Smith River $201,526 in 2006 to indemnify them for two such loans. The reserve against such loans was $48,474 and $250,000 at December 31, 2006 and 2005, respectively. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an annual fee of $505,000. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at December 31, 2006 and 2005.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Smith River Bank was sold on March 23, 2005. The assets and liabilities as of the sale date March 23, 2005 are shown below.

Smith River Community Bank, N.A.

Condensed Balance Sheet

March 23, 2005
Assets

Cash and due from banks	$1,422,050
Interest-bearing deposits in other banks	77,807
Federal funds sold	3,011,000
Securities available-for-sale and restricted securities	4,594,077
Gross loans	51,743,570
Unearned deferred fees and costs, net	169,184

Loans, net of unearned deferred fees and costs	51,912,754
Allowance for loan losses	(667,695)

Net loans	51,245,059
Other Assets	768,011

Total Assets	$61,118,004

Liabilities and Shareholders’ Equity

Deposits	$56,184,856
Accrued interest payable and other liabilities	242,085

Total Liabilities	56,426,941
Shareholders’ Equity

Common shareholders’ equity	4,691,063

Total Liabilities and Shareholders’ Equity	$61,118,004

Due to the sale of Smith River Bank on March 23, 2005, the affiliate fee income and the servicing fee income received monthly since the sale are both shown in servicing fee income. The net income of the bank is shown as income from discontinued operations on the consolidated income statement for 2005. Following is a condensed breakdown of the specific categories.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Smith River Community Bank, N. A.

Condensed Income Statement

Year Ended December 31, 2005
Interest Income	$823,586
Interest Expense	268,853

Net Interest Income	554,733
Provision for Loan Losses	—

Net Interest Income After Provision for Loan Losses	554,733
Noninterest Income	143,362
Noninterest Expense	458,612

Net Income	$239,483

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned bank subsidiary, Franklin Bank. The net income of Smith River Bank is shown as income from discontinued operations. All significant intercompany accounts and transactions associated with Franklin Bank have been eliminated. The intercompany accounts with Smith River Bank have not been eliminated in order to provide realistic financial information for continuing and discontinued operations. The affiliate fee paid to MainStreet from Smith River Bank for 2005 in the amount of $127,488 has not been eliminated. Due from accounts in the amount of $53,228 for 2005 has not been eliminated.

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

December 31, 2006 and 2005

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

December 31, 2006 and 2005

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

(k) Stock Options and Warrants

MainStreet adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $950 for the year ended December 31, 2006. Additional disclosures required by SFAS No. 123 (R) are included in Note 13 to the consolidated financial statements herein.

As permitted by SFAS No. 123, MainStreet accounted for share-based awards granted to employees prior to January 1, 2006 using the intrinsic value method prescribed by Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations. Since the option price equaled the market price on the date of the grant for options awarded, compensation cost was not recognized for any of the periods presented.

The following table illustrates the effect on net income and net income per share if the corporation had applied the fair value recognition provisions of FASB Statement No. 123 to its stock options and warrants:

Year Ended 2005
Net income as reported	$3,370,546
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(470,192)

Proforma net income	$2,900,354

Net income per share:
Basic-as reported	$1.95
Basic-proforma	$1.68

Diluted-as reported	$1.92
Diluted-proforma	$1.65

(l) Advertising Costs

Advertising costs are expensed as incurred.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

(n) Net Income Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the year ending December 31, 2006 basic income per share and average shares outstanding were $1.64 and 1,752,823. Diluted income per share and average shares outstanding were $1.57 and 1,827,113. For the year ending December 31, 2005 basic income per share and average shares outstanding were $1.95 and 1,728,202. Diluted income per share and average shares outstanding were $1.92 and 1,751,203. At December 31, 2006 and December 31, 2005, there were 83,416 warrants outstanding. At December 31, 2006 and 2005, there were 155,367 and 174,207 options, respectively, that were outstanding.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2006 and 2005 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies	$14,296,667	$—	$(39,705)	$14,256,962
Mortgage backed securities	4,006,411	51,922	(12,641)	4,045,692
Municipal bonds	1,763,520	17,874	(7,737)	1,773,657

Total securities available-for-sale	$20,066,598	$69,796	$(60,083)	$20,076,311

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$2,300,000	$—	$(46,844)	$2,253,156
Corporate bonds	300,686	—	(59)	300,627

Total securities available-for-sale	$2,600,686	$—	$(46,903)	$2,553,783

The amortized costs and market values of securities available-for-sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$14,296,667	$14,256,962
Due after one year but within five years	—	—
Due after five years but within ten years	—	—
Due after ten years	5,769,931	5,819,349

	$20,066,598	$20,076,311

There were no gains or losses realized on sales and calls of securities available-for-sale in 2006 and 2005, respectively. Securities available-for-sale with carrying values approximating $3,732,599 and $2,300,000 at December 31, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. There were no securities at December 31, 2006 or December 31, 2005 that have been in an impaired position for greater than twelve months; however, there were ten securities with an unrealized loss at December 31, 2006 and four securities with an unrealized loss at December 31, 2005.

Federal reserve bank stock is included in restricted equity securities and totaled $390,100 at December 31, 2006 and $366,100 at December 31, 2005.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance at beginning of year	$1,777,345	$1,123,214
Provision for loan losses	191,344	690,400
Losses charged to allowance	(41,755)	(69,483)
Recoveries credited to allowance	15,847	33,214

Balance at end of year	$1,942,781	$1,777,345

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Net charge-offs of $25,908 and $36,269 for 2006 and 2005, respectively, equated to .02% and .03%, respectively, of average loans outstanding, net of unearned deferred fees and costs. The loan loss reserve at December 31, 2006 and 2005 was $1,942,781 and $1,777,345, respectively, or 1.24% and 1.23%, respectively, of loans, net of unearned deferred fees and costs. There were no loans past due more than 90 days at December 31, 2006 and December 31, 2005. Nonaccrual loans were $588,762 and $10,975 at December 31, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2006 and December 31, 2005 was $21,804 and $739, respectively. The average balance during 2006 and 2005 for impaired loans was approximately $355,563 and $15,955, respectively. Interest income reflected in the 2006 and 2005 income statements related to impaired loans was $26,395 and $1,579, respectively.

Overdrafts reclassified to loans at December 31, 2006 and 2005 were $107,591 and $38,250, respectively.

At December 31, 2006 and 2005 the balance of other real estate was $310,772 and $20,000, respectively.

Note 4 – Related Person Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2006 and 2005 for all such loans are summarized below:

	2006	2005
Balance at beginning of year	$5,086,732	$3,935,617
Additions	10,498,404	7,334,165
Payments	(7,938,666)	(6,183,050)

Balance at end of year	$7,646,470	$5,086,732

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments were $3,609,288 and $3,905,572 at December 31, 2006 and 2005, respectively.

Note 5 – Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005
Furniture and equipment	$772,462	$735,655
Computer software	133,442	90,635
Leasehold improvements	307,476	307,476
Automobiles	19,885	—

	1,233,265	1,133,766
Accumulated depreciation and amortization	(493,308)	(318,006)

Furniture, fixtures and equipment, net	$739,957	$815,760

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Note 6 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2006 and 2005 are as follows:

	2006
	Time Deposits $100,000 and Over	Other Time Deposits
Three months or less	$10,920,856	$15,555,930
Over 3 through 6 months	7,755,555	12,258,890
Over 6 through 12 months	22,665,410	31,082,425
Over 12 months	6,584,631	7,309,997

Total	$47,926,452	$66,207,242

	2005
	Time Deposits $100,000 and Over	Other Time Deposits
Three months or less	$7,595,789	$11,559,545
Over 3 through 6 months	2,353,962	4,046,775
Over 6 through 12 months	11,996,533	20,135,807
Over 12 months	8,058,767	10,038,681

Total	$30,005,051	$45,780,808

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2006 and 2005 were $6,287,622 and $3,214,968, respectively.

Note 7 – Long-term and short-term borrowings

Long-term borrowings as of December 31, 2005 consisted of a Federal Home Loan Bank of Atlanta (“FHLB”) advance in the amount of $10,000,000. Interest was paid monthly on the convertible advance. The advance floated at one month LIBOR minus 50 bps for the first year. The rate repriced monthly on the interest payment due date. The rate at December 31, 2005 was 3.87%. The maturity date was May 19, 2010. The advance was callable once on May 19, 2006. FHLB could convert the advance, with at least two business days prior notice, into a one month LIBOR-based floating rate advance (ARC) at the then ARC spread for a similar advance. If the advance was not converted on May 19, 2006, the advance could flip to a fixed rate of 3.83% until the final maturity date. As collateral for the long-term borrowing, FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. FHLB called the advance on May 19, 2006 with notice. MainStreet converted this long-term advance into a short-term advance on that date in the same amount of $10,000,000 which was the balance at December 31, 2006. This short term advance is a prime rate based advance with interest paid monthly at prime minus 2.81%. The interest rate at December 31, 2006 was 5.44%. Early repayment of the advance is subject to a .25% fee of the advance amount being repaid. The maturity date is May 18, 2007.

Short-term borrowings in the amount of $2,025,000 consisted of federal funds purchased at December 31, 2005.

Note 8 – Income Taxes

The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2006	2005
Current	$1,294,859	$960,013
Deferred tax provision (benefit)	22,869	(74,907)

Income Tax Expense	$1,317,728	$885,106

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2006	2005
Computed at the expected statutory rate	$1,323,429	$887,401
Nondeductible meals & entertainment	816	852
Tax-exempt municipal interest	(8,454)	—
Interest disallowance	1,478	—
Other	459	(3,147)

Income Tax Expense	$1,317,728	$885,106

The components of deferred tax assets and liabilities are as follows:

	2006	2005
Allowance for loan losses	$586,620	$521,563
Unrealized loss on securities available for sale	—	15,947
Indemnity loan accrual	16,481	100,000
Other	39,477	258
Organizational costs	19,806	46,491

Deferred tax assets	662,384	684,259

Prepaid service contracts and insurance	36,568	37,249
Depreciation and amortization	89,829	78,797
Unrealized gain on securities available-for-sale	3,303	—
Other	6,590	—

Deferred tax liabilities	136,290	116,046

Net deferred tax assets	$526,094	$568,213

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Note 9 – Net Income Per Share

	Year Ended December 31, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$2,869,168	1,752,823	$1.64

Net income from discontinued operations, net of tax	—	—	—

Net income available to common shareholders	$2,869,168	1,752,823	$1.64

Diluted EPS

Net income from continuing operations, net of tax	$2,869,168	1,827,113	$1.57

Net income from discontinued operations, net of tax	—	—	—

Net income available to common shareholders	$2,869,168	1,827,113	$1.57

	Year Ended December 31, 2005
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income from continuing operations, net of tax	$1,724,898	1,728,202	$1.00

Net income from discontinued operations, net of tax	$1,645,648	1,728,202	$.95

Net income available to common shareholders	$3,370,546	1,728,202	$1.95

Diluted EPS

Net income from continuing operations, net of tax	$1,724,898	1,751,203	$.98

Net income from discontinued operations, net of tax	$1,645,648	1,751,203	$.94

Net income available to common shareholders	$3,370,546	1,751,203	$1.92

Note 10 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” upon the opening of the Bank. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income (loss) on the balance sheet as of December 31, 2006 and 2005.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net unrealized holding gains (losses) during the year	$56,617	$(55,094)
Accumulated other comprehensive income of subsidiary sold	—	(35,679)
Less reclassification adjustments for gains included in net income	—	—
Income tax benefit (expense)	(19,250)	18,732

Change in Accumulated Other Comprehensive Income (Loss)	$37,367	$(72,041)

Note 11 – Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. There are no postretirement benefits at this time. BankShares has a 401-K plan which provides for contributions by employees. BankShares began a matching contribution in the second quarter of 2005. Total 401-K match expense was $38,978 and $24,417 for the years ended December 31, 2006 and 2005, respectively.

Note 12 – Leases and Commitments

At December 31, 2006 the Corporation had one lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office lease, which commenced on August 1, 2002, was for 2,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 12, 730 East Church Street in Martinsville, Virginia. On January 28, 2004, MainStreet signed a new lease for the executive offices and operations area for 3,000 square feet of area located in the Patrick Henry Shopping Mall, Suite 30. This new lease, which commenced May 1, 2004, will expire April 30, 2009 and replaces the existing lease.

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

Total rent expense approximated $208,000 and $208,000 for the years ended December 31, 2006 and 2005, respectively. Future rental payments under non-cancelable operating leases approximate $280,000, $280,000, $261,000, $253,000 and $253,000 for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively. The total aggregate of lease payments after 2011 total $1,711,886.

Franklin Bank owns a lot adjacent to their Rocky Mount Office with a purchase price of $100,000. MainStreet executed a contract to purchase a lot in the Union Hall area of Franklin County that closed in January 2007. The lot was purchased for the purpose of building an additional branch of Franklin Bank that is anticipated to open in the third quarter of 2007. The total cost for the land was $420,173. MainStreet has also executed a construction contract with Frith Construction to build the bank building at an approximate cost of $874,293.

The Corporation and Franklin Bank have an employment agreement with Larry A. Heaton, President and Chief Executive Officer. This agreement has a rolling one year term that unless terminated 90 days prior to each anniversary date, is extended automatically for

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

an additional year. The Corporation also has an employment contract with its Executive Vice President and Chief Financial Officer. This agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary. The Corporation also has an agreement with Mr. McCullar, retired President and Chief Executive Officer. Under the terms of the agreement, Mr. McCullar will continue in a consulting capacity until July 13, 2007.

Note 13 – Stock Options and Warrants

On the opening date of Smith River Bank, July 24, 2000, now retired President and CEO, Mr. McCullar, was granted 33,000 stock options at the then fair market value of $9.09. The stock options became exercisable if Mr. McCullar was employed as President and CEO of MainStreet and Smith River Bank on the first anniversary of the day the bank opened for business (the first 11,000 options) and on each of the next two anniversaries (for each of the next two 11,000 option grants). All such options have vested and were exercised on May 3, 2006. Other options in the amount of 33,000, of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees.

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 83,416 are fully vested and 12,834 have been forfeited. None have been exercised.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was effective by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of December 31, 2006, there were 122,367 options granted under this Plan.

The Corporation has reserved 267,116 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The per share weighted average fair value of stock options granted during 2006 and 2005 was $4.29 and $4.35, respectively on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	2006 Grants	2005 Grants
Risk-free interest rate	4.60%	4.51%
Expected life of options and warrants	6.5 years	10 years
Expected volatility of stock price	27%	31%
Expected dividend yield	0%	0%

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Expected volatilities are based on the historical volatility of MainStreet’s stock. All options are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the option is based upon the ten year Treasury rate at the date of the grant.

MainStreet recorded $950 in equity-based compensation during the year ended December 31, 2006.

Following is a status and summary of changes of options and warrants during the year ended December 31, 2006:

	Year Ended 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	257,623	$10.41
Granted	14,160	16.75
Exercised	(33,000)	9.09
Forfeited	—	—

Outstanding at year-end	238,783	$10.97	6.79	$1,380,166

Exercisable at year-end	224,623	$10.60	6.59	$1,381,431

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $104,940 and $0, respectively.

MainStreet received $300,000 in cash from the exercise of incentive stock options during 2006. There was no tax benefit realized from this exercise.

Following is a status and summary of changes of nonvested options and warrants during the year ended December 31, 2006:

	2006	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of year	—	—
Granted	14,160	$16.75
Vested	—	—
Forfeited	—	—

Outstanding at year-end	14,160	$16.75

As of December 31, 2006, there was $59,797 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested (using the grant date exercise price) during the years ended December 31, 2006 and 2005 was $0 and $1,308,321, respectively. This amount differs in 2005 from the grant date fair value using Black-Scholes in the amount of $470,192.

The exercise price of the outstanding stock options and warrants have a range of $9.09-$16.75 and $9.09-$12.09 at December 31, 2006 and 2005, respectively. At December 31, 2006 there were 141,207 options and 83,416 warrants exercisable at a weighted average price of $10.60. At December 31, 2005 there were 174,207 options and 83,416 warrants exercisable at a weighted average price of $10.41.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Note 14 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. BankShares will not be paying cash dividends until it is deemed appropriate by management. MainStreet did approve a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid shareholders by MainStreet.

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank. Franklin Bank must currently maintain a reserve balance of $250,000 with its correspondent bank and $49,000 with the Federal Reserve Bank.

BankShares and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2006 and 2005.

Actual capital amounts and ratios for MainStreet at December 31, 2006 and 2005 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$21,125,826	13.18%	$12,822,000	8.00%	$16,028,000	10.00%

Tier I capital (to risk weighted assets)	19,183,045	11.97	6,411,000	4.00	9,617,000	6.00

Tier I capital (to average assets)	19,183,045	10.26	7,476,000	4.00	9,345,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$17,786,137	12.55%	$11,342,000	8.00%	$14,177,000	10.00%

Tier I capital (to risk weighted assets)	16,014,137	11.30	5,671,000	4.00	8,506,000	6.00

Tier I capital (to average assets)	16,014,137	10.48	6,114,000	4.00	7,643,000	5.00

Actual capital amounts and ratios for Franklin Bank at December 31, 2006 and 2005 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$18,912,359	11.81%	$12,807,000	8.00%	$16,009,000	10.00%

Tier I capital (to risk weighted assets)	16,969,578	10.60	6,403,000	4.00	9,605,000	6.00

Tier I capital (to average assets)	16,969,578	9.09	7,467,000	4.00	9,334,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$15,507,736	11.00%	$11,276,000	8.00%	$14,096,000	10.00%

Tier I capital (to risk weighted assets)	13,745,736	9.75	5,638,000	4.00	8,457,000	6.00

Tier I capital (to average assets)	13,745,736	9.01	6,101,000	4.00	7,626,000	5.00

Note 15 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets

Cash and due from banks	$95,122	$198,372
Interest-bearing deposits in other banks	2,176,625	1,596,672
Furniture, fixtures and equipment, net	127,471	110,332
Other assets	60,311	708,122
Investment in subsidiary bank	16,975,989	13,714,780

Total Assets	$19,435,518	$16,328,278

Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$246,062	$345,097

Shareholders’ Equity

Common shareholders’ equity	19,189,456	15,983,181

Total Liabilities and Shareholders’ Equity	$19,435,518	$16,328,278

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2006	Year Ended December 31, 2005
Income
Equity in undistributed income of subsidiary bank	$2,923,842	$1,756,498
Equity in undistributed income of assets sold	—	239,483
Gain on sale of subsidiary	—	1,606,165
Interest income	71,425	34,480
Other income	2,867	2,862
Servicing fee income	569,416	517,098
Affiliate fee income	832,057	815,917

Total Income	4,399,607	4,972,503

Expenses
Salaries and employee benefits	807,478	797,554
Occupancy and equipment expense	112,170	104,713
Professional fees	244,604	224,322
Outside processing	74,009	92,763
Indemnity loan accrual	—	250,000
Other expenses	279,842	153,590

Total Expenses	1,518,103	1,622,942

Net Income Before Tax	2,881,504	3,349,561
Income Tax Expense (Benefit)	12,336	(20,985)

Net Income	$2,869,168	$3,370,546

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash Flows From Operating Activities:
Net income from continuing operations	$2,869,168	$1,724,898
Net income from discontinued operations	—	1,645,648
Adjustments to reconcile net income to net cash from operations:
Gain on sale of subsidiary	—	(1,606,165)
Depreciation	29,180	23,753
Stock option expense	950	—
Equity in undistributed income of subsidiary bank	(2,923,842)	(1,756,498)
Equity in assets sold	—	(239,483)
(Increase) decrease in other assets	647,811	(543,350)
Increase (decrease) in other liabilities	(99,035)	265,550

Net Cash Provided by (Used in) Operating Activities	524,232	(485,647)

Cash Flows From Investing Activities:
Increase in interest-bearing deposits	(879,953)	(1,373,020)
Purchases of furniture and equipment	(46,319)	(37,303)
Proceeds from sale of subsidiary	—	6,500,000
Costs of subsidiary sale	—	(212,527)
Capital contributed to subsidiary banks	—	(4,700,000)

Net Cash Provided by (Used in) Investing Activities	(926,272)	177,150

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	300,000	402,759
Costs of stock issuance	—	(1,662)
Cash in lieu of fractional shares	(1,210)	—

Net Cash Provided By Financing Activities	298,790	401,097

Net Increase (Decrease) in Cash	(103,250)	92,600
Cash at Beginning of Year	198,372	105,772

Cash at End of Year	$95,122	$198,372

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2006 and 2005 outstanding commitments to extend credit were $35,702,962 and $42,625,299 respectively. Primarily, these outstanding commitments to extend credit are variable rate.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Note 17 – Concentrations of Credit Risk

For the most part, MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including furniture, pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2006. The areas of concentrations of credits are in loans for real estate with an outstanding balance of $25,324,821; loans for construction of buildings with an outstanding balance of $25,367,171; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,946,896. In addition, we also consider our residential construction as a concentration of credit which totaled $26,329,540 at December 31, 2006. At December 31, 2005, there were also three areas classified as concentrations of credit which were loans for real estate with an outstanding balance of $21,295,282, loans for construction of buildings with an outstanding balance of $20,834,734; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,097,467.

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

December 31, 2006 and 2005

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

The estimated fair values of financial instruments at December 31, 2006 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:

Cash and due from banks	$3,581,616	$3,581,616
Interest-bearing deposits in other banks	255,780	255,780
Federal funds sold	12,884,000	12,884,000
Securities available-for-sale	20,076,311	20,076,311
Restricted equity securities	1,145,100	1,145,100
Loans, net of unearned deferred fees and costs	156,495,627	155,359,625

Total Financial Assets	$194,438,434	$193,302,432

FINANCIAL LIABILITIES:

Deposits:
Non-interest bearing demand deposits	$14,257,360	$14,257,360
Interest checking deposits	11,261,198	11,261,198
Money market deposits	13,088,848	13,088,848
Savings deposits	12,078,951	12,078,951
Time deposits $100,000 and over	47,926,452	47,886,877
Other time deposits	66,207,242	66,206,692
Short-term borrowings	10,000,000	10,000,000

Total Financial Liabilities	$174,820,051	$174,779,926

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

Note 20 – Share Dividend

The Board of Directors of MainStreet approved a share dividend of one share for every ten shares to shareholders of record on November 30, 2006, payable December 15, 2006. Fractional shares were paid in cash. All share data has been restated to reflect this share dividend.

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

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2008, the term of the Class B Directors expires in 2009, and the term of the Class C Directors expires in 2007. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held
Class A Directors – Term Expires 2008

Larry A. Heaton (49)	Director since October 2002 President/CEO of MainStreet BankShares, Inc. since May 2006. Also President/CEO/Chairman of Franklin Bank since October 2002.

Morton W. Lester (73)	Director since January 1999

Michael A. Turner (53)	Director since December 2002

Class B Directors – Term Expires 2009

Joseph F. Clark (44)	Director since July 2001

Charles L. Dalton (43)	Director since July 2001

Joel R. Shepherd (43)	Director since December 2002

Class C Directors – Terms Expires 2007

William L. Cooper, III (53)	Nominated for Director 2007, Approved by Board of Directors February 21, 2007

John M. Deekens (59)	Director since July 2001

Danny M. Perdue (61)	Director since December 2002

Milford A. Weaver (81)	Director since July 1999

Joseph F. Clark is President of Clark Brothers Company, Inc., in Stuart, Virginia, of which he is a partial owner. Mr. Clark is also a member and partial owner of CBC, LLC, a management business. He is a member and partial owner of Highland Park, LLC and Fairview Group, LLC.

William L. Cooper, III is currently the President of Cooper Wood Products, Inc. and Cooper Classics, Inc., both in Rocky Mount, Virginia. He is a past director of the BB&T Corporate Virginia State Board. Mr. Cooper is Vice President of the Rocky Mount Historical Foundation. He is also Chairman of the Franklin County Electoral Board and has been active with the Franklin County Boy Scouts.

Charles L. Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency in Stuart, Virginia.

John M. Deekens is currently the Plant Manager for Stuart Forest Products in Stuart, Virginia. Prior to that, he was the Quality Improvement Manager for Hooker Furniture Corporation in Martinsville, Virginia.

Larry A. Heaton was appointed President and CEO of MainStreet BankShares, where he also serves as a director, upon the retirement of Cecil R. McCullar in May 2006. Mr. Heaton is also the President, CEO and a director of Franklin Community Bank, N.A. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank. Mr. Heaton serves as a director of the Franklin County YMCA and the United Way of Franklin County. He is also a member of the Rocky Mount Rotary Club and Blue Ridge Foundation.

Morton W. Lester is President of The Lester Corporation, a real estate investment and property management company, and Vice President of Motor Imports, Inc.

Danny M. Perdue is currently the owner of the Franklin Shopping Center and partial owner and operator of Redwood Minute Markets, Inc., all located in Franklin County. Mr. Perdue is also a director of Franklin Community Bank, N.A.

Joel R. Shepherd is the President and partial owner of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., and 220 Self Storage, Inc. He is also a partial owner and member of Shepherd Properties, LLC, Orient Bay, LLC and Wirtz Properties, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A.

Michael A. Turner has served as the partial owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates and TNT Associates, LLC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A.

Milford A. Weaver is presently co-founder and partial owner of Virginia Blower Company in Collinsville and Galax, Virginia. He is also a director and partial owner of Collinsville Land Corporation. Mr. Weaver will not stand for re-election as a director in 2007 due to the age requirement for director retirement.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer
Brenda H. Smith (47)	Executive Vice President Chief Financial Officer Corporate Secretary	8/99

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

Other information required by Item 9 of Form 10-KSB appears on page 15 of the Corporation’s 2007 Proxy Statement and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 11 through 15 of the Corporation’s 2007 Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 of Form 10-KSB appears on pages 7 through 9 of the Corporation’s 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

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

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia and its Westlake office. The owners of the buildings are directors of Franklin Bank. Franklin Bank also leases a billboard for advertisement from a director of MainStreet that is also a director of Franklin Bank.

The information required by Item 12 of Form 10-KSB concerning director independence appears on page 15 of the Corporations’ 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Exhibits

a)	See Index to Exhibits.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-KSB appears in the Corporation’s 2007 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET BANKSHARES, INC.

By:	/s/Larry A. Heaton
Larry A. Heaton, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Larry A. Heaton	President and Chief Executive Officer, Director,	03/06/07
Larry A. Heaton	President/CEO of Franklin Community Bank, N.A.	Date

/s/ Brenda H. Smith	Executive Vice President	03/06/07
Brenda H. Smith	Chief Financial Officer Corporate Secretary	Date

/s/ Joseph F. Clark	Director	03/06/07
Joseph F. Clark		Date

/s/ Charles L. Dalton	Director	03/06/07
Charles L. Dalton		Date

/s/ John M. Deekens	Director	03/06/07
John M. Deekens		Date

/s/ Morton W. Lester	Director	03/06/07
Morton W. Lester		Date

/s/ Danny M. Perdue	Director	03/06/07
Danny M. Perdue		Date

/s/ Joel R. Shepherd	Chairman of the Board	03/06/07
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	03/06/07
Michael A. Turner		Date

/s/ Milford A. Weaver	Director	03/06/07
Milford A. Weaver		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; and amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1*	Employment Agreement with President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.3	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated January 13, 2005 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.4	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.5	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

14	Code of Ethics filed March 13, 2006 on Form 10-KSB and herein incorporated by reference.

21	Subsidiaries of the small business issuer.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)