Form 10QSB
period 2007-03-31
MAINSTREET BANKSHARES INC
filed 2007-05-02
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:     1,774,853 as of April 30, 2007

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

Index

PART I FINANCIAL INFORMATION

		Page No.
Item 1	Financial Statements	3-16

Item 2	Management’s Discussion and Analysis	17-25

Item 3	Controls and Procedures	26

PART II OTHER INFORMATION

Item 6	Exhibits	26

	Signatures	27

	Index to Exhibits	28-29

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of March 31, 2007 (unaudited).

2.	Consolidated Statements of Income for the quarters ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

March 31, 2007

ASSETS

Cash and due from banks	$4,287,568
Interest bearing deposits in banks	126,809
Federal funds sold	5,197,000
Securities available for sale, at fair value	27,244,611
Restricted equity securities	1,191,300
Loans:
Commercial loans	93,824,212
Residential real estate loans	24,712,361
Consumer loans	41,241,907

Total Gross Loans	159,778,480
Unearned deferred fees and costs, net	133,349

Loans, net of unearned deferred fees and costs	159,911,829
Less: Allowance for loan losses	(1,936,919)

Net Loans	157,974,910
Furniture, fixtures and equipment, net	782,370
Accrued interest receivable	940,671
Bank owned life insurance	2,510,057
Other assets	1,652,342

TOTAL ASSETS	$201,907,638

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$16,655,898
Interest checking deposits	8,676,269
Money market deposits	15,972,777
Savings deposits	12,923,256
Time deposits $100,000 and over	48,281,958
Other time deposits	67,958,918

Total Deposits	170,469,076

Short-term borrowings	10,000,000
Accrued interest payable and other liabilities	1,569,691

Total Liabilities	182,038,767

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,774,853 shares	18,681,792
Retained earnings	1,182,175
Accumulated other comprehensive income	4,904

Total Shareholders’ Equity	19,868,871

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$201,907,638

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest Income:
Interest and fees on loans	$3,188,401	$2,892,021
Interest on interest-bearing deposits	2,425	3,600
Interest on federal funds sold	278,834	40,234
Interest on securities available for sale	125,033	22,310
Dividends on restricted equity securities	16,873	17,356

Total Interest Income	3,611,566	2,975,521

Interest Expense:
Interest on time deposits $100,000 and over	627,307	322,508
Interest on other deposits	1,139,505	675,408
Interest on federal funds purchased	—	2,466
Interest on short-term borrowings	136,000	55,587
Interest on long-term borrowings	—	100,641

Total Interest Expense	1,902,812	1,156,610

Net Interest Income	1,708,754	1,818,911
Provision for loan losses	—	79,044

Net Interest Income After Provision for Loan Losses	1,708,754	1,739,867

Noninterest Income:
Service charges on deposit accounts	67,355	51,231
Mortgage brokerage income	89,956	80,211
Servicing fee income	141,036	126,250
Other fee income and miscellaneous income	43,815	39,234

Total Noninterest Income	342,162	296,926

Noninterest Expense:
Salaries and employee benefits	630,484	541,765
Occupancy and equipment expense	154,855	138,184
Professional fees	97,937	67,173
Advertising and promotion	28,749	22,800
Outside processing	97,940	81,333
Franchise tax	49,260	40,251
Other expenses	128,917	99,766

Total Noninterest Expense	1,188,142	991,272

Net Income Before Tax	$862,774	$1,045,521
Income Tax Expense	286,905	328,148

Net Income	$575,869	$717,373

Basic Net Income Per Share	$.33	$.42

Diluted Net Income Per Share	$.31	$.41

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash Flows From Operating Activities

Net income from operations	$575,869	$717,373
Provision for loan losses	—	79,044
Stock option expense	5,063	—
Depreciation and amortization	48,013	42,947
Amortization of discounts and premiums, net	(12,302)	(303)
Increase in accrued interest receivable	(68,461)	(115,882)
Increase in other assets	(464,031)	(44,206)
Increase in value of life insurance contracts	(10,057)	—
Increase in accrued interest payable and other liabilities	283,844	249,874

Net cash provided by operating activities	357,938	928,847

Cash Flows From Investing Activities

(Increase) decrease in interest-bearing deposits in other in other banks	128,971	(61,894)
(Increase) decrease in federal funds sold	7,687,000	(5,804,000)
Purchases of furniture, fixtures, and equipment	(90,426)	(13,095)
Purchases of securities available for sale	(19,309,916)	(1,998,516)
Purchases of restricted equity securities	(46,200)	(349,500)
Proceeds from calls and maturities of securities available for sale	12,151,634	300,000
Loan originations and principal collections, net	(3,422,064)	(8,034,511)
Purchase of bank owned life insurance	(2,500,000)	—

Net cash used in investing activities	(5,401,001)	(15,961,516)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	355,506	3,609,853
Increase in other time deposits	1,751,676	5,467,394
Increase in other deposits	3,541,843	1,268,393
Decrease in federal funds purchased	—	(2,025,000)
Proceeds from short-term borrowings	—	5,000,000
Issuance of common stock	99,990	—

Net cash provided by financing activities	5,749,015	13,320,640

Net increase (decrease) in cash	$705,952	$(1,712,029)
Cash and due from banks at beginning of period	3,581,616	4,310,255

Cash and due from banks at end of period	$4,287,568	$2,598,226

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,935,458	$1,406,311

Cash paid during the period for taxes	$77,100	$—

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

Note 1 – Summary of Accounting Policies

(a)	General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2006 Annual Report on Form 10-KSB should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2006 financial statements have been reclassified to conform to the 2007 statement presentation.

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The additional capital was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. Currently, MainStreet has two wholly-owned subsidiaries, Franklin Community Bank, National Association (“Franklin Bank”) and MainStreet RealEstate, Inc. (“MainStreet RE”).

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

MainStreet RE was formed as a subsidiary of MainStreet effective February 8, 2007. This subsidiary was formed for the sole purpose of owning the real estate of the Corporation.

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2007 was $109,284. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,637 to indemnify them for two such loans. The reserve against such loans at March 31, 2007 was $48,579. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

MainStreet and Franklin Bank were well-capitalized at March 31, 2007.

The Corporation reports its activities as a single business segment. In determining the appropriateness of segment definition, the Corporation considered components of the business about which financial information is available and will evaluate it regularly relative to resource allocation and performance assessment.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiaries, Franklin Bank and MainStreet RE. All significant intercompany accounts and transactions associated with MainStreet’s wholly-owned subsidiaries have been eliminated.

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

Loans are stated at the unpaid principal balances. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. It is BankShares’ policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis. Interest on impaired loans is recognized in the same manner as loans that are not considered impaired; that is interest is generally recognized on the cash basis once the collection of principal and interest is 90 days or more past due.

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans. BankShares considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement. BankShares’ impaired loans include nonaccrual loans, troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan’s collateral properties. For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of underlying collateral on impaired loans are included in the provision for loan losses.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

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

March 31, 2007

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

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS n. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $5,063 and $0 for the quarter ending March 31, 2007 and 2006, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 6 to the consolidated financial statements herein.

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

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. For the quarter ending March 31, 2007 and March 31, 2006, basic income per share and average shares outstanding were $.33 and 1,767,886 and $.42 and 1,730,853, respectively. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For the quarter ending March 31, 2007 and 2006 diluted income per share and average shares outstanding were $.31 and 1,874,907 and $.41 and 1,761,773, respectively. At March 31, 2007 and March 31, 2006, there were 83,416 warrants outstanding and exercisable. At March 31, 2007 and March 31, 2006, there were 155,367 and 174,207 options, respectively, that were outstanding. Of these stock options, 141,207 and 174,207 were exercisable at March 31, 2007 and 2006, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

(o)	Use of Estimates

The presentation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2007 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$19,048,267	$—	$(22,845)	$19,025,422
Mortgage backed securities	5,577,145	54,921	(15,632)	5,616,434
Municipals	2,611,768	18,144	(27,157)	2,602,755

Total securities available for sale	$27,237,180	$73,065	$(65,634)	$27,244,611

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

The following table details unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$1,750,234	$(4,408)	$2,281,563	$(18,437)	$4,031,797	$(22,845)
Mortgage backed securities	3,470,892	(15,632)	—	—	3,470,892	(15,632)
Municipal bonds	1,579,296	(27,157)	—	—	1,579,296	(27,157)

Total temporarily impaired securities	$6,800,422	$(47,197)	$2,281,563	$(18,437)	$9,081,985	$(65,634)

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of year	$1,942,781	$1,777,345
Provision for loan losses	—	79,044
Recoveries	620	4,364
Charge-offs	(6,482)	—

Balance at period end	$1,936,919	$1,860,753

Net charge-offs (recoveries) of $(5,862) and $(4,364) for the first three months of 2007 and 2006 equated to .00% and (.01)% respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at March 31, 2007 was $1,936,919 or 1.21% of loans, net of unearned income and deferred fees. At December 31, 2006, the loan loss reserve was $1,942,781, or 1.24% of loans, net of unearned income and deferred fees. There were no loans past due more than 90 days and still accruing interest at March 31, 2007 and December 31, 2006. Nonaccrual loans were $868,489 and $588,762 at March 31, 2007 and December 31, 2006, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of March 31, 2007 and March 31, 2006 was $23,544 and $1,292, respectively.

Overdrafts reclassified to loans at March 31, 2007 and December 31, 2006 were $81,737 and $107,591, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

Note 4 – Income Per Share

	Three Months Ended March 31, 2007
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income available to common shareholders	$575,869	1,767,886	$.33

Diluted EPS

Net income available to common shareholders	$575,869	1,838,629	$.31

	Three Months Ended March 31, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS

Net income available to common shareholders	$717,373	1,730,853	$.42

Diluted EPS

Net income available to common shareholders	$717,373	1,761,773	$.41

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of March 31, 2007 and 2006.

	March 31, 2007	March 31, 2006
Net Income	$575,869	$717,373

Net unrealized holding gains (losses) during the period	(2,283)	(3,621)
Less reclassification adjustments for gains (losses) included in net income	—	—
Income tax benefit (expense)	776	1,231

Change in accumulated other comprehensive loss	(1,507)	(2,390)

Total Comprehensive Income	$574,362	$714,983

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

Note 6 – Stock Options and Warrants

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

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was effective by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of March 31, 2007, there were 122,367 options granted under this Plan, respectively.

As of March 31, 2007 the Corporation has reserved 267,116 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The Black-Scholes module was utilized to calculate the fair-value of the stock options on the date of grant in 2006 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield. Expected volatilities are based on the historical volatility of MainStreet’s stock. All options are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the option is based upon the ten year Treasury rate at the date of the grant.

MainStreet recorded $5,063 and $0 in equity-based compensation during the quarter ended March 31, 2007 and 2006, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

Following is a status and summary of changes of options and warrants during the quarter ended March 31, 2007:

	Quarter Ended March 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	238,783	$10.97
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at quarter-end	238,783	$10.97	6.54	$1,702,523

Exercisable at quarter-end	224,623	$10.60	6.34	$1,684,673

The total intrinsic value of options exercised during the quarter ended March 31, 2007 and 2006 was $0 and $0, respectively.

As of March 31, 2007, there was $54,734 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested (using the grant date exercise price) during the quarters ended March 31, 2007 and 2006 was $0 and $0, respectively.

The exercise price of the outstanding stock options and warrants have a range of $9.09-$16.75 and $9.09-$12.09 at March 31, 2007 and 2006, respectively. At March 31, 2007 there were 141,207 options and 83,416 warrants exercisable at a weighted average price of $10.60. At March 31, 2006 there were 174,207 options and 83,416 warrants exercisable at a weighted average price of $10.41.

Note 7 – Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, BankShares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2007, outstanding commitments to extend credit were $35,463,122. There are no commitments to extend credit on impaired loans.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

Note 8 – Short-term borrowings

Short-term borrowings as of March 31, 2007 consist of a Federal Home Loan Bank of Atlanta advance. The advance in the amount of $10,000,000 is a prime rate based advance. Interest is paid monthly at prime minus 2.81%. The interest rate at March 31, 2007 was 5.44%. Early repayment of the advance is subject to a .25% fee of the advance amount being repaid. The maturity date is May 18, 2007.

Note 9 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

March 31, 2007

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The additional capital was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. Currently, MainStreet has two wholly-owned subsidiaries, Franklin Community Bank, National Association (“Franklin Bank”) and MainStreet RealEstate, Inc. (“MainStreet RE”).

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. Franklin Bank currently has two branches including the main office. Franklin Bank has received approval from the Office of the Comptroller of the Currency (the “OCC”) to open a third banking office in the Union Hall area of Franklin County and Smith Mountain Lake that will be called the Southlake office. It is anticipated that this branch will open in early third quarter. Franklin Bank has applied to the OCC for approval to open another banking facility in the 220 north corridor of Franklin County. If approved, it is anticipated that this branch will open in late second quarter or early third quarter.

MainStreet RE was formed as a subsidiary of MainStreet effective February 8, 2007. This subsidiary was formed for the sole purpose of owning the real estate of the Corporation.

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum, or investors obtained by Argentum for this purpose, agreed to

MAINSTREET BANKSHARES, INC.

March 31, 2007

purchase, all of the outstanding shares of the common stock of Smith River for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet has agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts),

MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2007 was 109,284. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,637 to indemnify them for two such loans. The reserve against such loans at March 31, 2007 was $48,579. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon theterms of the original agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at March 31, 2007.

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

MAINSTREET BANKSHARES, INC.

March 31, 2007

Overview

Total assets at March 31, 2007 were $201,907,638 as compared to $195,295,354 at December 31, 2006, an increase of $6,612,284, or 3.39%. An increase in deposits has funded this increase in total assets. The largest components of total assets at March 31, 2007 were net loans in the amount of $157,974,910, MainStreet and Franklin Bank were well capitalized at March 31, 2007. The book value of shareholders’ equity at March 31, 2007 was $11.19 per share.

Net income for the three months ending March 31, 2007 and 2006 was $575,869 and $717,373. Basic earnings per share for the three months of 2007 and 2006 were $.33 and $.42, respectively. Diluted earnings per share for the three months of 2007 and 2006 were $.31 and $.41, respectively. Annualized return on average assets at March 31, 2007 was 1.19% and annualized return on average shareholders’ equity was 11.91%.

MainStreet’s net interest margin for the three month period ending March 31, 2007 and 2006 was 3.67% and 4.70%, respectively. This decrease of 103 basis points was primarily caused by an increase in the cost of funds. Compared to March of 2006, net loans have increased $7,480,106 and deposits have increased $35,967,675. These deposit dollars have funded the increase in loans along with the increase in overnight federal funds sold and short-term securities available for sale. These investments do not yield as high an interest rate as loans. Also, competition has caused Franklin Bank to compete and raise interest bearing rates accordingly. The Federal Reserve raised short-term interest rates four times in 2006. The quarter ended with a prime rate of 8.25%. The Corporation is asset sensitive and interest rates on variable rate loans make up a little more than 50% of Franklin’s loan portfolio. These loans repriced faster as interest rates increased than deposits repriced, but deposit rates have clearly caught up. As deposits have matured, they have renewed at higher interest rates. Overall deposit maturity is short because Franklin Bank was organized during a rising interest rate environment. Consumers have tended to invest their deposit dollars in short-ended time deposits and savings instruments. However, the economy in the market area of the Corporation continues to be vibrant with some signs of softening. Competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s future growth may be negatively affected if deterioration in the real estate market occurs. As mentioned earlier, a little more than 50% of Franklin’s loans are variable. As the prime rate changes, these loans generally change immediately. In a rising interest rate environment, this has a positive impact on the net interest margin. In a decreasing interest rate environment, this has a negative impact on the net interest margin. These factors could result in a further compression of MainStreet’s net interest margin should short-term interest rates drop.

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

Net interest income was $1,708,754 for the three months ending March 31, 2007 compared to $1,818,911 for the three months ending March 31, 2006, a decrease of $110,157. This decrease was primarily due to an increase in the cost of funds due to volume and interest rates. Loan demand has softened somewhat since last year and the loan to deposit ratio has decreased to 93.81% at March 31, 2007 from 113.27% at March 31, 2006. As mentioned previously, the net interest margin was 3.67% and 4.70%, respectively, for the three months ended March 31, 2007 and 2006. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve. The prime rate was increased four times during 2006. It remained at 8.25% at March 31, 2007. Deposit rates have been competitive. Also with shorter maturities on deposits, in the future, deposit rates could continue to increase and could impact the net interest margin negatively.

MAINSTREET BANKSHARES, INC.

March 31, 2007

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

A provision for loan losses was recorded in the amounts $0 and $79,044 for the three month period ending March 31, 2007 and 2006, respectively. No expense was recorded in 2007 due to the allowance being at an acceptable level based on management’s analysis. The 2006 expense was attributed primarily to loan growth. The allowance for loan losses was $1,936,919 at March 31, 2007 which equated to 1.21% of loans, net of unearned deferred fees and costs. At December 31, 2006, the allowance was $1,942,781, or 1.24% of loans, net of unearned deferred fees and costs. Net charge-offs (recoveries) of ($5,862) and ($4,364) for the first three months of 2007 and 2006 equated to (.00%) and (.01%) respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. Nonaccrual loans at March 31, 2007 were $868,489 which represents .54% of loans, net of unearned income. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $342,162 and $296,926 for the three months ending March 31, 2007 and 2006, respectively, an increase of $45,236 or 15.23%. Of total noninterest income service charges on deposit accounts were $67,355 and $51,231 for the above-referenced time periods, respectively, an increase of $16,124 or 31.47%. NSF charges, net of waives and charge-offs, primarily contributed to the increase in service charges. Mortgage brokerage income increased slightly by $9,745 in 2007 compared to 2006. Franklin Bank has partnered with several different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Servicing fee income increased $14,786 for the first three months of 2007 compared to 2006 due to increased fees. These are fees paid to MainStreet for backroom servicing provided to Smith River Bank and their holding company River Bancorp, Inc. and its additional subsidiary, a mortgage corporation. Other miscellaneous income increased slightly in 2007 over the 2006 income by $4,581; however, the 2006 income included $19.5 thousand of gain on sale of other real estate. The 2007 income includes $8.8 thousand of income related to a title company that Franklin Bank has purchased a small percentage.

Noninterest Expense

Total noninterest expense was $1,188,142 and $991,272 for the three month period ending March 31, 2007 and 2006, respectively, an increase of $196,870 or 19.86%. The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2007 and 2006, the dollar change, and the percentage change.

MAINSTREET BANKSHARES, INC.

March 31, 2007

Expense	YTD 3/31/07	YTD 3/31/06	Dollar Change	Percentage Change
Salaries and employee benefits	$630,484	$541,765	$88,719	16.38%
Occupancy and equipment	154,855	138,184	16,671	12.06
Professional fees	97,937	67,173	30,764	45.80
Advertising and promotion	28,749	22,800	5,949	26.09
Outside processing	97,940	81,333	16,607	20.42
Franchise tax	49,260	40,251	9,009	22.38
Other expenses	128,917	99,766	29,151	29.22

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits which also comprised the largest dollar increase in the year to year comparison. A large part of this increase is due to an upswing in staffing because of the growth of the Corporation which would also cause an increase in benefits. During 2006, an incentive plan, primarily based on performance, was implemented and during 2007 this was expanded to include all full-time employees. With that inclusion and the additional staffing, the increase was approximately $34 thousand. Benefits expense also increased due to the rising costs of health care which is reflected in increased premiums paid. Also, the 2007 expense includes an increase in 401-K costs of approximately $9.6 thousand due to increased participation and an increase in the Corporation’s match. MainStreet matches 100% of the first 3% and 50% of the next 2% of the employee’s deferral. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Of the $16,671 period over period increase, the largest component was an increase in maintenance contracts due to asset size increase, additional vendors for information technology monitoring, and the implementation of branch capture during the first quarter of 2007. Now capture of item processing items is executed in the branch. This allows for all day banking along with increased efficiencies. Professional fees include fees for audit, legal, and other and increased $30,764 in the first quarter of 2007 versus 2006 primarily due to initiatives for information technology, consulting fees for the retired President and CEO, and the engagement of a transfer agent in late 2006. Consulting costs paid to MainStreet’s former President, after his retirement at April 30, 2006, were paid per his employment agreement. Expenses for information technology initiatives that were planned include penetration testing and network monitoring. Outside processing expense increased $16.6 thousand in 2007 over the 2006 expense for the first quarter due to increased costs associated with MainStreet’s core data processor. Some of these costs are due to new products such as branch capture and bill pay that have been implemented by the Corporation. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense on income in the amount of $286,905 and $328,148 for the three month period ending March 31, 2007 and 2006, respectively.

MAINSTREET BANKSHARES, INC.

March 31, 2007

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, municipal bonds, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at March 31, 2007 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	March 31, 2007		December 31, 2006
Commercial	$93,824,212	58.72%	$91,439,663	58.48%
Residential real estate	24,712,361	15.47	25,293,941	16.18
Consumer	41,241,907	25.81	39,614,458	25.34

Total	$159,778,480	100.00%	$156,348,062	100.00%

Gross loans increased $3,430,418 or 2.19% at March 31, 2007 compared to December 31, 2006. The mix of the type of loans is comparable for the two periods. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has softened somewhat. Commercial loans continue to be the primary source of lending.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at March 31, 2007. The areas of concentrations are in loans for real estate with an outstanding balance of $26,395,138.81; loans for construction of buildings with an outstanding balance of $26,683,041.43; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $12,772,679. In addition, we also consider our residential construction as a concentration of credit which totaled $30,887,663 at quarter end.

MAINSTREET BANKSHARES, INC.

March 31, 2007

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

There were no loans past due more than 90 days at March 31, 2007 or December 31, 2006 other than loans on nonaccual status. Nonaccrual loans were $868,489 and $588,762 at March 31, 2007 and December 31, 2006, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of March 31, 2007 and March 31, 2006 was $23,544 and $1,292, respectively. The nonaccrual loans were .54% and .38% of loans net of unearned at March 31, 2007 and December 31, 2006, respectively.

Deposits

Total deposits at March 31, 2007 and December 31, 2006 were $170,469,076 and $164,820,051, respectively. The deposit mix was as follows:

	March 31, 2007		December 31, 2006
Demand	$16,655,898	9.77%	$14,257,360	8.65%
Interest checking	8,676,269	5.09	11,261,198	6.83
Money markets	15,972,777	9.37	13,088,848	7.94
Savings	12,923,256	7.58	12,078,951	7.33
Time deposits $100,000 and over	48,281,958	28.32	47,926,452	29.08
Other time deposits	67,958,918	39.87	66,207,242	40.17

Total	$170,469,076	100.00%	$164,820,051	100.00%

Total deposits increased $5,649,025 or 3.43%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market to attract depositors, especially in the last quarter. The overall cost of interest bearing deposits was 4.78% and 3.51%, respectively for the three months ended March 31, 2007 and 2006. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004, 2005 and 2006. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense. As can be seen by the chart, demand deposits, money market accounts, and savings have increased as a percentage of total deposits while interest checking, other time deposits and time deposits $100,000 and over have decreased.

Short-term Borrowings

Short-term borrowings as of March 31, 2007 consist of a Federal Home Loan Bank of Atlanta advance. The advance in the amount of $10,000,000 is a prime rate based advance. Interest is paid monthly at prime minus 2.81%. The interest rate at March 31, 2007 was 5.44%. Early repayment of the advance is subject to a .25% fee of the advance amount being repaid. The maturity date is May 18, 2007.

MAINSTREET BANKSHARES, INC.

March 31, 2007

Shareholders’ Equity

Total shareholders equity was $19,868,871 and $19,189,456 at March 31, 2007 and December 31, 2006, respectively. Book value per share was $11.19 and $10.88 at March 31, 2007 and December 31, 2006, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498. Offering expenses were netted against equity in all offerings.

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

	March 31, 2007	December 31, 2006
Tier I Leverage Ratio (Actual)	9.84%	9.82%
Tier I Leverage Ratio (Quarterly Ave.)	10.15	10.26
Tier I Risk-Based Capital Ratio	11.97	11.97
Tier II Risk-Based Capital Ratio	13.14	13.18

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at March 31, 2007.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $35,463,122 at March 31, 2007. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at March 31, 2007 and December 31, 2006 was 16.95% and 17.86%, respectively. Core deposits are the primary foundation for liquidity.

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

MAINSTREET BANKSHARES, INC.

March 31, 2007

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

The following table demonstrates the percentage change in net interest income from the current level prime rate of 8.25% in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	11.25%	13.00%	30.00%
+200 bp	10.25	8.00	20.00
+100 bp	9.25	6.00	10.00
-100 bp	7.25	- 5.00	- 6.00
-200 bp	6.25	-10.00	-16.00
-300 bp	5.25	-13.00	-24.00

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

The holding company generates revenue through the affiliate fee charged to Franklin Bank and the servicing fee charged to Smith River Bank and its affiliates for its operation and service. These services include accounting, investments, treasury management, compliance (provided to Franklin Bank only), deposit and loan operations, and data processing. BankShares utilizes this affiliate fee and servicing income to meet its obligations. The corporation owns a lot adjacent to Franklin Bank that may be utilized in 2007 for additional parking for the main office. It is anticipated that MainStreet RE will own the Southlake branch office upon completion.

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 150,700. Currently, there are 121,367 stock options that have been granted under this plan. Please refer to footnote #6 for a discussion on stock options and warrants.

MAINSTREET BANKSHARES, INC.

March 31, 2007

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

Date: May 2, 2007	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: May 2, 2007	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001, amended amended October 16, 2002, amended September 17, 2003, amended July 13, 2005 and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holder of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1*	Employment Agreement with Retired President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar, filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Employment Agreement with President and Chief Executive Officer, Larry A. Heaton, entered into December 30, 2005, effective January 1, 2006, filed on Form 8-K, January 4, 2006 and herein incorporated by reference.

10.4	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.5	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.6	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)