Form 10QSB
period 2007-06-30
MAINSTREET BANKSHARES INC
filed 2007-08-06
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,774,853 as of July 31, 2007

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

Index

PART I FINANCIAL INFORMATION

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of June 30, 2007 (unaudited).

2.	Consolidated Statements of Income for the quarters ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited).

3.	Consolidated Statements of Income for the year-to-date periods ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

June 30, 2007

ASSETS
Cash and due from banks	$2,695,340
Interest bearing deposits in banks	479,103
Federal funds sold	9,467,000
Securities available for sale, at fair value	13,381,473
Restricted equity securities	741,300
Loans:
Commercial loans	99,966,180
Residential real estate loans	23,910,357
Consumer loans	41,896,398

Total Gross Loans	165,772,935
Unearned deferred fees and costs, net	112,988

Loans, net of unearned deferred fees and costs	165,885,923
Less: Allowance for loan losses	(2,001,976)

Net Loans	163,883,947
Furniture, fixtures and equipment, net	2,040,076
Accrued interest receivable	952,401
Bank owned life insurance	2,540,227
Other assets	1,834,148

TOTAL ASSETS	$198,015,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$19,238,115
Interest checking deposits	9,653,640
Money market deposits	14,853,179
Savings deposits	12,086,788
Time deposits $100,000 and over	50,230,108
Other time deposits	70,304,530

Total Deposits	176,366,360

Accrued interest payable and other liabilities	1,319,854

Total Liabilities	177,686,214

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,774,853 shares	18,686,854
Retained earnings	1,782,980
Accumulated other comprehensive loss	(141,033)

Total Shareholders’ Equity	20,328,801

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$198,015,015

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Interest Income:
Interest and fees on loans	$3,457,521	$3,119,716
Interest on interest-bearing deposits	9,174	3,002
Interest on federal funds sold	163,217	78,215
Interest on securities available for sale	151,200	22,202
Dividends on restricted equity securities	14,581	19,317

Total Interest Income	3,795,693	3,242,452

Interest Expense:
Interest on time deposits $100,000 and over	656,935	381,719
Interest on other deposits	1,180,771	783,820
Interest on federal funds purchased	—	—
Interest on short-term borrowings	71,023	128,307
Interest on long-term borrowings	—	58,131

Total Interest Expense	1,908,729	1,351,977

Net Interest Income	1,886,964	1,890,475
Provision for loan losses	144,021	38,000

Net Interest Income After Provision for Loan Losses	1,742,943	1,852,475

Noninterest Income:
Service charges on deposit accounts	60,259	54,691
Mortgage brokerage income	75,454	76,386
Servicing fee income	141,390	147,021
Other fee income and miscellaneous income	72,535	23,428

Total Noninterest Income	349,638	301,526

Noninterest Expense:
Salaries and employee benefits	643,024	548,659
Occupancy and equipment expense	167,018	138,910
Professional fees	97,332	85,176
Advertising and promotion	28,749	28,475
Outside processing	95,289	77,490
Franchise tax	49,260	40,251
Other expenses	136,884	128,483

Total Noninterest Expense	1,217,556	1,047,444

Net Income Before Tax	$875,025	$1,106,557
Income Tax Expense	274,220	363,281

Net Income	$600,805	$743,276

Basic Net Income Per Share	$.33	$.42

Diluted Net Income Per Share	$.33	$.40

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest Income:
Interest and fees on loans	$6,645,922	$6,011,737
Interest on interest-bearing deposits	11,599	6,602
Interest on federal funds sold	442,051	118,449
Interest on securities available for sale	276,233	44,512
Dividends on restricted equity securities	31,454	36,673

Total Interest Income	7,407,259	6,217,973

Interest Expense:
Interest on time deposits $100,000 and over	1,284,242	704,227
Interest on other deposits	2,320,276	1,459,228
Interest on federal funds purchased	—	2,466
Interest on short-term borrowings	207,023	183,894
Interest on long-term borrowings	—	158,772

Total Interest Expense	3,811,541	2,508,587

Net Interest Income	3,595,718	3,709,386
Provision for loan losses	144,021	117,044

Net Interest Income After Provision for Loan Losses	3,451,697	3,592,342

Noninterest Income:
Service charges on deposit accounts	127,614	105,922
Mortgage brokerage income	165,410	156,597
Servicing fee income	282,426	273,271
Other fee income and miscellaneous income	116,350	62,662

Total Noninterest Income	691,800	598,452

Noninterest Expense:
Salaries and employee benefits	1,273,508	1,090,424
Occupancy and equipment expense	321,873	277,094
Professional fees	195,269	152,349
Advertising and promotion	57,498	51,275
Outside processing	193,229	158,823
Franchise tax	98,520	80,502
Other expenses	265,801	228,249

Total Noninterest Expense	2,405,698	2,038,716

Net Income Before Tax	$1,737,799	$2,152,078
Income Tax Expense	561,125	691,429

Net Income	$1,176,674	$1,460,649

Basic Net Income Per Share	$.66	$.84

Diluted Net Income Per Share	$.64	$.81

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash Flows From Operating Activities

Net income from operations	$1,176,674	$1,460,649
Provision for loan losses	144,021	117,044
Stock option expense	10,125	—
Depreciation and amortization	98,723	86,379
Amortization of discounts and premiums, net	(22,043)	(2,447)
Increase in accrued interest receivable	(80,191)	(137,767)
(Increase) decrease in other assets	(570,658)	153,265
Increase in value of life insurance contracts	(40,227)	—
Increase (decrease) in accrued interest payable and other liabilities	34,007	(149,778)

Net cash provided by operating activities	750,431	1,527,345

Cash Flows From Investing Activities

Increase in interest-bearing deposits in other banks	(223,323)	(105,091)
(Increase) decrease in federal funds sold	3,417,000	(4,009,000)
Purchases of furniture, fixtures, and equipment	(1,398,842)	(18,596)
Purchases of securities available for sale	(21,809,160)	(3,496,455)
Purchases of restricted equity securities	(46,200)	(349,500)
Redemptions of restricted equity securities	450,000	—
Proceeds from calls and maturities of securities available for sale	28,302,641	2,300,000
Loan originations and principal collections, net	(9,475,122)	(13,869,141)
Purchase of bank owned life insurance	(2,500,000)	—

Net cash used in investing activities	(3,283,006)	(19,547,783)

Cash Flows From Financing Activities

Increase in time deposits $100,000 and over	2,303,656	6,306,549
Increase in other time deposits	4,097,288	8,954,106
Increase in other deposits Decrease in federal funds purchased	5,145,365 —	(867,280 (2,025,000	) )
Proceeds from short-term borrowings	—	15,000,000
Repayment of short-term borrowings	(10,000,000)	—
Repayment of long-term borrowings	—	(10,000,000)
Issuance of common stock	99,990	300,000

Net cash provided by financing activities	1,646,299	17,668,375

Net decrease in cash	$(886,276)	$(352,063)
Cash and due from banks at beginning of period	3,581,616	4,310,255

Cash and due from banks at end of period	$2,695,340	$3,958,192

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,844,950	$2,732,200

Cash paid during the period for taxes	$630,000	$180,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized loss on securities available for sale	$(223,400)	$(11,091)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2007 was $102,309. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,396 to indemnify them for two such loans. The reserve against such loans at June 30, 2007 was $48,604. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

MainStreet and Franklin Bank were well-capitalized at June 30, 2007.

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

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on trade date and are determined using the specific identification method.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS n. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $10,125 and $0 for the years ending June 30, 2007 and 2006, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 6 to the consolidated financial statements herein.

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

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note #4 for detailed information on net income per share for quarter and year-to-date periods. Please refer to Note #6 for detailed information on stock options and warrants.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2007 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$5,554,884	$—	$(34,011)	$5,520,873
Mortgage backed securities	5,428,714	21,773	(117,783)	5,332,704
Municipals	2,611,561	—	(83,665)	2,527,896

Total securities available for sale	$13,595,159	$21,773	$(235,459)	$13,381,473

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

At June 30, 2007, MainStreet held certain investment securities having continuous unrealized loss positions for more than twelve months. As of June 30, 2007, the unrealized losses on these securities totaled $11,063. All of these investments were in U. S. Agencies. The unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At June 30, 2007, MainStreet had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, MainStreet has not recognized any other-than –temporary impairment in connection with these securities during 2007. The following table details unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2007.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$4,231,936	$(22,948)	$1,288,937	$(11,063)	$5,520,873	$(34,011)
Mortgage backed securities	4,499,961	(117,783)	—	—	4,499,961	(117,783)
Municipal bonds	2,527,896	(83,665)	—	—	2,527,896	(83,665)

Total temporarily impaired securities	$11,259,793	$(224,396)	$1,288,937	$(11,063)	$12,548,730	$(235,459)

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of year	$1,942,781	$1,777,345
Provision for loan losses	144,021	117,044
Recoveries	2,980	10,213
Charge-offs	(87,806)	(10,080)

Balance at period end	$2,001,976	$1,894,522

Net charge-offs (recoveries) of $84,826 and $(133) for the first six months of 2007 and 2006, respectively, equated to .11% and (.00)%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at June 30, 2007 was $2,001,976 or 1.21% of loans, net of unearned income and deferred fees. At December 31, 2006, the loan loss reserve was $1,942,781 or 1.24% of loans, net of unearned income and deferred fees. There were no loans past due more than 90 days and still accruing interest at June 30, 2007 and December 31, 2006. Nonaccrual loans were $372,580 and $588,762 at June 30, 2007 and December 31, 2006, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of June 30, 2007 and June 30, 2006 was $15,236 and $0, respectively.

Overdrafts reclassified to loans at June 30, 2007 and December 31, 2006 were $46,032 and $107,591, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

Note 4 – Income Per Share

	Three Months Ended June 30, 2007
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$600,805	1,774,853	$.33

Diluted EPS
Net income available to common shareholders	$600,805	1,826,598	$.33

	Three Months Ended June 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$743,276	1,752,249	$.42

Diluted EPS
Net income available to common shareholders	$743,276	1,840,610	$.40

	Six Months Ended June 30, 2007
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$1,176,674	1,771,389	$.66

Diluted EPS
Net income available to common shareholders	$1,176,674	1,829,930	$.64

	Six Months Ended June 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$1,460,649	1,741,610	$.84

Diluted EPS
Net income available to common shareholders	$1,460,649	1,806,517	$.81

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006
Net Income	$1,176,674	$1,460,649
Net unrealized holding losses during the period	(223,400)	(11,091)
Less reclassification adjustments for gains (losses) included in net income	—	—
Income tax benefit	75,956	3,771

Change in accumulated other comprehensive loss	(147,444)	(7,320)

Total Comprehensive Income	$1,029,230	$1,453,329

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

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 72,416 are fully vested, 11,000 have been exercised, and 12,834 have been forfeited.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was effective by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of June 30, 2007, there were 122,367 options granted under this Plan.

As of June 30, 2007 the Corporation has reserved 256,116 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The Black-Scholes model was utilized to calculate the fair-value of the stock options on the date of grant in 2006 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield. Expected volatilities are based on the historical volatility of MainStreet’s stock. All options are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the option is based upon the ten year Treasury rate at the date of the grant. Expected life was calculated using the short-cut method based on the average of the vesting period and contractual life of the option.

MainStreet recorded $10,125 and $0 in equity-based compensation during the six months ended June 30, 2007 and 2006, respectively.

MainStreet received $99,990 and $300,000 in cash from the exercise of warrants during the first six months of June 30, 2007 and 2006, respectively. MainStreet will receive a tax benefit in the amount of $35,567 with the filing of its 2007 corporate income tax return.

Following is a status and summary of changes of options and warrants during the six months ended June 30, 2007:

	Year Ended June 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	238,783	$10.97
Granted	—	—
Exercised	(11,000)	9.09
Forfeited	—	—

Outstanding at June 30	227,783	$11.06	6.44	$1,193,583

Exercisable at June 30	213,623	$10.68	6.24	$1,200,561

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $104,610 and $104,940, respectively.

As of June 30, 2007, there was $49,672 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 2.5 years. There were no shares vested during the six months ended June 30, 2007 or June 30, 2006, respectively, therefore, there is no fair value to report.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

The exercise price of the outstanding stock options and warrants have a range of $9.09-$16.75 and $9.09-$12.09 at June 30, 2007 and 2006, respectively. At June 30, 2007 there were 141,207 options and 72,416 warrants exercisable at a weighted average price of $10.68. At June 30, 2006 there were 141,207 options and 83,416 warrants exercisable at a weighted average price of $10.60.

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2007, outstanding commitments to extend credit were $38,376,612. There are no commitments to extend credit on impaired loans.

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

Note 8 – Short-term borrowings

The Corporation paid off its $10,000,000 Federal Home Loan Bank of Atlanta advance upon its May 18, 2007 maturity. The advance bore interest at 5.44% at its maturity.

Note 9 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

June 30, 2007

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

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. Franklin Bank currently has three branches including the main office. Franklin Bank opened its third banking office in the 220 North Corridor of Franklin County on June 19, 2007. Franklin Bank has received approval from the Office of the Comptroller of the Currency (the “OCC”) to open a fourth banking office in the Union Hall area of Franklin County and Smith Mountain Lake that will be called the Southlake office. It is anticipated that this branch will open in August 2007.

MainStreet RE was formed as a subsidiary of MainStreet effective February 8, 2007. This subsidiary was formed for the sole purpose of owning the real estate of the Corporation.

On January 13, 2005, MainStreet, Smith River Community Bank, National Association (“Smith River”), and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum, or investors obtained by Argentum for this purpose, agreed to purchase, all of the outstanding shares of the common stock of Smith River for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet has agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase

MAINSTREET BANKSHARES, INC.

June 30, 2007

plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2007 was $102,309. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,396 to indemnify them for two such loans. The reserve against such loans at June 30, 2007 was $48,604. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at June 30, 2007.

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

Overview

Total assets at June 30, 2007 were $198,015,015 as compared to $195,295,354 at December 31, 2006, an increase of $2,719,661, or 1.39%. An increase in deposits has funded this increase in total assets. The largest component of total assets at June 30, 2007 was net loans in the amount of $163,883,947, followed by securities available for sale with a balance of $13,381,473. Even though the balance sheet increased from year-end 2006, total assets have decreased during the second quarter due to the maturity of a $10,000,000 Federal Home Loan Bank advance that was not renewed.

MAINSTREET BANKSHARES, INC.

June 30, 2007

MainStreet and Franklin Bank were well capitalized at June 30, 2007. The book value of shareholders’ equity at June 30, 2007 was $11.45 per share.

Net income for the six months ending June 30, 2007 and 2006 was $1,176,674 and $1,460,649, respectively. Basic earnings per share for the six months ending June 30, 2007 and 2006 were $.66 and $.84, respectively. Diluted earnings per share for the six months ending June 30, 2007 and 2006 were $.64 and $.81, respectively. Annualized return on average assets at June 30, 2007 was 1.21% and annualized return on average shareholders’ equity was 11.91%.

Net income for the three months ending June 30, 2007 and 2006 was $600,805 and $743,276, respectively. Basic earnings per share for the second quarter of 2007 and 2006 were $.33 and $.42, respectively. Diluted earnings per share for the second quarter of 2007 and 2006 were $.33 and $.40, respectively. Return on average assets and average shareholders’ equity for the second quarter of 2007 was 1.22% and 11.92%, respectively.

MainStreet’s net interest margin for the six months ending June 30, 2007 and 2006 was 3.84% and 4.66%, respectively. For the three month period ending June 30, 2007 and 2006, the net interest margin was 4.00% and 4.63%, respectively. This decrease in the net interest margin was primarily caused by an increase in the cost of funds. Compared to June of 2006, loans, net of deferred fees and costs, have increased $7,699,967, securities available for sale have increased $9,639,879, overnight federal funds sold have increased $5,458,000 and deposits have increased $37,817,224. These deposit dollars have funded the increases along with a repayment of a $10,000,000 Federal Home Loan Bank advance that matured in May 2007. Investments and overnight federal funds sold do not yield an interest rate as high as loans, but provide a basis for liquidity for MainStreet. Also, competition has caused Franklin Bank to compete and raise interest bearing deposit rates accordingly. The Federal Reserve raised short-term interest rates four times in 2006. The quarter ended with a prime rate of 8.25%. The Corporation is asset sensitive and interest rates on variable rate loans make up a little more than 50% of Franklin’s loan portfolio. Initially, these loans repriced faster as interest rates increased than deposits repriced, but deposit rates have clearly caught up. As deposits have matured, they have renewed at higher interest rates. Overall deposit maturity is short because Franklin Bank was organized during a rising interest rate environment. Consumers have tended to invest their deposit dollars in short-ended time deposits and savings instruments. Competition continues to be strong in the Franklin market and young financial institutions such as Franklin Bank must price new loans competitively. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. The Franklin market area continues to expand, but there have been signs of softening with real estate. Franklin Bank’s future growth may be negatively affected if deterioration in the real estate market occurs. As mentioned earlier, a little more than 50% of Franklin’s loans are variable. As the prime rate changes, these loans generally change immediately. In a rising interest rate environment, this initially has a positive impact on the net interest margin as these rates change and deposits rates are slower to catch up. In a decreasing interest rate environment, this initially has a negative impact on the net interest margin. These factors could result in a further compression of MainStreet’s net interest margin should short-term interest rates drop. However, the repayment of the $10,000,000 FHLB advance had a somewhat positive impact on the net interest margin in the second quarter. The interest rate on the advance at maturity was 5.44% which was greater than the overall interest rates paid on deposits.

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

Net interest income was $3,595,718 for the six months ending June 30, 2007 compared to $3,709,386 for the six months ending June 30, 2006, a decrease of $113,668. Net interest income was $1,886,964 for the second quarter of 2007 as compared to $1,890,475

MAINSTREET BANKSHARES, INC.

June 30, 2007

for the second quarter of 2006. This decrease was primarily due to an increase in the cost of funds due to volume and interest rates. Loan demand has softened somewhat since last year and the loan to deposit ratio has decreased to 94.06% at June 30, 2007 from 114.17% at June 30, 2006. As mentioned previously, the net interest margin was 4.00% and 4.63%, respectively, for the three months ended June 30, 2007 and 2006 and the net interest margin was 3.84% and 4.66% for the six months ending June 30, 2007 and 2006, respectively. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve. The prime rate was increased four times during 2006. It remained at 8.25% at June 30, 2007. Deposit rates have been competitive. Also with shorter maturities on deposits, in the future, deposit rates could continue to increase and could impact the net interest margin negatively. As mentioned in the year-to-date analysis, a positive impact on the net interest margin was the payoff in May 2007 of the $10,000,000 Federal Home Loan Bank advance.

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

A provision for loan losses was recorded in the amounts $144,021 and $117,044 for the six month period ending June 30, 2007 and 2006, respectively. The 2007 expense was attributed primarily to loan growth and increased charge-offs during the first six months. The 2006 expense was attributed primarily to loan growth. The allowance for loan losses was $2,001,976 at June 30, 2007 which equated to 1.21% of loans, net of unearned deferred fees and costs. At December 31, 2006, the allowance was $1,942,781, or 1.24% of loans, net of unearned deferred fees and costs. Net charge-offs (recoveries) of $84,826 and $ ($133) for the first six months of 2007 and 2006 equated to .11% and (.00%) respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. Nonaccrual loans at June 30, 2007 were $372,580 which represents .22% of loans, net of unearned deferred fees and costs. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $691,800 and $598,452 for the six months ending June 30, 2007 and 2006, respectively, an increase of $93,348 or 15.60%. Service charges on deposit accounts were $127,614 and $105,922 for the above-referenced time periods, respectively, an increase of $21,692 or 20.48%. NSF charges, net of waives and charge-offs, primarily contributed to the increase in service charges. Mortgage brokerage income increased modestly by $8,813 or 5.63% during the first six months of 2007 as compared to 2006. Franklin Bank has partnered with several different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. Servicing fee income increased by $9,155 or 3.35%. These are fees paid to MainStreet for backroom servicing provided to Smith River Bank and their holding company River Bancorp, Inc. and its additional subsidiary, a mortgage corporation. The servicing contract with River Bancorp, Inc. and Smith River will expire in March 2008. If this is not renewed, or services reduced, this could have a negative impact on noninterest income. Other miscellaneous income increased by $53,688 or 85.68% for the six months ending June 30, 2007

MAINSTREET BANKSHARES, INC.

June 30, 2007

as compared to 2006. The primary contributors to the increase are income received related to a title company in the amount of $16,386; income on bank owned life insurance in the amount of $40,227; evaluation fee income in the amount of $4,875; and check card income in the amount of $6,642; all offset by a $18,319 gain on the sale of other real estate during 2006. Franklin Bank purchased a small percentage in a title company during 2007 from which it receives fee income. Evaluation fee income is generated internally on loans originated in an amount of $250,000 and under not requiring an appraisal. If the real estate market continues to soften, it could also have a negative impact on the related noninterest income items.

Total noninterest income was $349,638 and $301,526 for the second quarter of 2007 and 2006, respectively, an increase of $48,112 or 15.96%. Of total noninterest income service charges on deposit accounts were $60,259 and $54,691 for the above-referenced time periods, respectively, an increase of $5,568 or 10.18%. NSF charges, net of waives and charge-offs, primarily contributed to the increase in service charges. Mortgage brokerage income, as discussed above, decreased slightly by $932 in second quarter 2007 compared to second quarter 2006. Servicing fee income, as discussed above, decreased $5,631 for the second quarter of 2007 compared to the second quarter of 2006. This decrease was due to start-up fees charged to the mortgage corporation in June 2006 further decreased by a reduction in monthly service fees charged to the mortgage corporation in 2007 due to a decreased level of services provided. Other miscellaneous income increased substantially during the second quarter of 2007 over the comparable period of 2006 by $49,107. The 2007 income includes $7,550 in income related to a title company in which Franklin Bank has purchased a small percentage and $30,170 in income on bank owned life insurance. An increase in check card income and evaluation fee income, as discussed above, in the amounts of $3,731and $4,125, respectively also contribute to the increase.

Noninterest Expense

Total noninterest expense was $2,405,698 and $2,038,716 for the six month periods ending June 30, 2007 and 2006, respectively, an increase of $366,982 or 18.00%. The following chart shows the categories of noninterest expenses for the six month periods ending June 30, 2007 and 2006, the dollar change, and the percentage change.

Expense	YTD 6/30/07	YTD 6/30/06	Dollar Change	Percentage Change
Salaries and employee benefits	$1,273,508	$1,090,424	$183,084	16.79%
Occupancy and equipment	321,873	277,094	44,779	16.16
Professional fees	195,269	152,349	42,920	28.17
Advertising and promotion	57,498	51,275	6,223	12.14
Outside processing	193,229	158,823	34,406	21.66
Franchise tax	98,520	80,502	18,018	22.38
Other expenses	265,801	228,249	37,552	16.45

As can be seen by the chart, the largest component of noninterest expense is salaries and employee benefits which also comprised the largest dollar increase in the year to year comparison. The primary contributor to this increase is an upswing in staffing due to two new banking facilities and general growth of the Corporation, which would also cause an increase in benefits. During 2006, an incentive plan, primarily based on performance, was implemented and during 2007 this was expanded to include all full-time employees. Bonus incentives increased $64,010 primarily due to the expansion of the incentive plan and additional staffing. Benefits expense also increased due to the rising costs of health care which is reflected in increased premiums paid. Also, the 2007 expense includes an increase in 401-K costs of $16,103 due to increased participation and an increase in the Corporation’s match. MainStreet matches 100% of the first 3% and 50% of the next 2% of the employee’s deferral. MainStreet’s employees are its most valuable resource and asset. Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities,

MAINSTREET BANKSHARES, INC.

June 30, 2007

janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Of the $44,779 period over period increase, the largest components were increases in maintenance contracts due to asset size increase, additional vendors for information technology monitoring, and the implementation of branch capture during the first quarter of 2007, an increase in rent expense, and an increase in depreciation of furniture and equipment. Rent expense increased by $4,700 in June 2007 due to the opening of the new facility in the 220 North corridor of Franklin County. Now capture of item processing items is executed in the branch. This allows for all day banking along with increased efficiencies. Professional fees include fees for audit, legal, and other and increased $42,920 during the first six months of 2007 versus 2006 primarily due to initiatives for information technology, consulting fees for the retired President and CEO, and the engagement of a transfer agent in late 2006. Consulting costs paid to MainStreet’s former President, after his retirement at April 30, 2006, were paid per his employment agreement. Expenses for information technology initiatives that were planned include penetration testing and network monitoring. Outside processing expense increased $34,406 during the first six months of 2007 over the 2006 expense due to increased costs associated with MainStreet’s core data processor. Some of these costs are due to new products such as branch capture and bill pay which have been implemented by the Corporation. Other expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, director fees, supplies, telephone, postage, seminars and education, and contributions.

The following chart shows the categories of noninterest expenses for the quarters ended June 30, 2007 and 2006, the dollar change, and the percentage change.

Expense	QTD 6/30/07	QTD 6/30/06	Dollar Change	Percentage Change
Salaries and employee benefits	$643,024	$548,659	$94,365	17.20%
Occupancy and equipment	167,018	138,910	28,108	20.23
Professional fees	97,332	85,176	12,156	14.27
Advertising and promotion	28,749	28,475	274	0.96
Outside processing	95,289	77,490	17,799	22.97
Franchise tax	49,260	40,251	9,009	22.38
Other expenses	136,884	128,483	8,401	6.54

The quarterly noninterest expense analysis also demonstrates that salaries and employee benefits are the largest expense of the Corporation followed by occupancy and equipment and then other expenses. The second and third largest dollar increases are occupancy and equipment and outside processing.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense in the amount of $561,125 and $691,429 for the six month periods ending June 30, 2007 and 2006, respectively. Income tax expense in the amounts of $274,220 and $363,281 was recorded for the quarters ending June 30, 2007 and 2006, respectively. The effective rate of income taxes differs from the statutory rate of 34% primarily due to tax-exempt interest income on municipal bonds and tax-exempt income on bank owned life insurance.

MAINSTREET BANKSHARES, INC.

June 30, 2007

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, municipal bonds, Federal Reserve Bank stock and Federal Home Loan Bank stock. BankShares’ policy is not to invest in derivatives or other high-risk instruments. The entire securities portfolio was categorized as available-for-sale at June 30, 2007 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	June 30, 2007		December 31, 2006
Commercial	$99,966,180	60.30%	$91,439,663	58.48%
Residential real estate	23,910,357	14.42	25,293,941	16.18
Consumer	41,896,398	25.28	39,614,458	25.34

Total	$165,772,935	100.00%	$156,348,062	100.00%

Gross loans increased $9,424,873 or 6.03% at June 30, 2007 compared to December 31, 2006. The mix of the type of loans is comparable for the two periods. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has softened somewhat. Commercial loans continue to be the primary source of lending.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at June 30, 2007. The areas of concentrations are in loans for real estate with an outstanding balance of $28,139,606; loans for construction of buildings with an outstanding balance of $27,633,074; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $16,294,041. In addition, we also consider our residential construction as a concentration of credit which totaled $32,350,425 at quarter end. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. MainStreet’s policy is

MAINSTREET BANKSHARES, INC.

June 30, 2007

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

There were no loans past due more than 90 days at June 30, 2007 or December 31, 2006 other than loans on nonaccual status. Nonaccrual loans were $372,580 and $588,762 at June 30, 2007 and December 31, 2006, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of June 30, 2007 and June 30, 2006 was $15,236 and $0, respectively. The nonaccrual loans were .22% and .38% of loans net of unearned at June 30, 2007 and December 31, 2006, respectively.

Deposits

Total deposits at June 30, 2007 and December 31, 2006 were $176,366,360 and $164,820,051, respectively. The deposit mix was as follows:

	June 30, 2007		December 31, 2006
Demand	$19,238,115	10.91%	$14,257,360	8.65%
Interest checking	9,653,640	5.48	11,261,198	6.83
Money markets	14,853,179	8.42	13,088,848	7.94
Savings	12,086,788	6.85	12,078,951	7.33
Time deposits $100,000 and over	50,230,108	28.48	47,926,452	29.08
Other time deposits	70,304,530	39.86	66,207,242	40.17

Total	$176,366,360	100.00%	$164,820,051	100.00%

Total deposits increased $11,546,309 or 7.01%. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market to attract depositors, especially in the last quarter. The overall cost of interest bearing deposits was 4.79% and 3.91%, respectively for the three months ended June 30, 2007 and 2006. The overall cost of interest bearing deposits was 4.79% and 3.72%, respectively for the six months ended June 30, 2007 and 2006. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004, 2005 and 2006. Competition for deposits has intensified and is expected to continue. This could adversely affect the margin by increasing interest expense. As can be seen by the chart, demand deposits and money market accounts have increased as a percentage of total deposits while interest checking, savings, other time deposits and time deposits $100,000 and over have decreased.

Short-term Borrowings

BankShares paid off its $10,000,000 Federal Home Loan Bank of Atlanta advance upon its May 18, 2007 maturity. The advance bore interest at 5.44% at its maturity.

Shareholders’ Equity

Total shareholders equity was $20,328,801 and $19,189,456 at June 30, 2007 and December 31, 2006, respectively. Book value per share was $11.45 and $10.88 at June 30, 2007 and December 31, 2006, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498. Offering expenses were netted against equity in all offerings.

MAINSTREET BANKSHARES, INC.

June 30, 2007

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

	June 30, 2007	December 31, 2006
Tier I Leverage Ratio (Actual)	10.33%	9.82%
Tier I Leverage Ratio (Quarterly Ave.)	10.34	10.26
Tier I Risk-Based Capital Ratio	11.91	11.97
Tier II Risk-Based Capital Ratio	13.08	13.18

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at June 30, 2007.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $38,376,612 at June 30, 2007. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at June 30, 2007 and December 31, 2006 was 12.15% and 17.86%, respectively. Core deposits are the primary foundation for liquidity.

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

The following table demonstrates the percentage change in net interest income from the current level prime rate of 8.25% in a rising and declining 100, 200, and 300 basis point interest rate environment:

MAINSTREET BANKSHARES, INC.

June 30, 2007

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	11.25%	16.00%	28.00%
+200 bp	10.25	10.00	18.00
+100 bp	9.25	5.00	9.00
-100 bp	7.25	-4.00	-6.00
-200 bp	6.25	-9.00	-15.00
-300 bp	5.25	-12.00	-21.00

As discussed previously, MainStreet is sensitive to change in the interest rate environment particularly due to the large percentage of variable rate loans. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has significant exposure to the net interest margin. Management seeks to lower the impact on the net interest margin. Conscious efforts will be made to originate or renew variable rate loans to a fixed rate status when appropriate. Also, the possibility of off balance sheet instruments may be utilized to aid this initiative.

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

The holding company generates revenue through the affiliate fee charged to Franklin Bank and the servicing fee charged to Smith River Bank and its affiliates for its operation and service. These services include accounting, investments, treasury management, compliance (provided to Franklin Bank only), deposit and loan operations, and data processing. BankShares utilizes this affiliate fee and servicing income to meet its obligations. The corporation owns a lot adjacent to Franklin Bank that may be utilized in 2007 for additional parking for the main office. MainStreet RealEstate, Inc. has purchased the land upon which the Southlake banking office is being built. It will own the building after completion upon which the Bank will pay lease payments to MainStreet RealEstate, Inc.

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 150,700. Currently, there are 122,367 stock options that have been granted under this plan. Please refer to footnote #6 for a discussion on stock options and warrants.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any few fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

June 30, 2007

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

June 30, 2007

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

MainStreet BankShares, Inc. held its eighth annual meeting of shareholders on April 19, 2007 at the Virginia Museum of Natural History in Martinsville, Virginia. There was one matter submitted to a vote of security holders, which was the election of three directors.

	For	Against
William L. Cooper, III (Class C – Term Expires 2010)	1,233,555	3,740
John M. Deekens (Class C – Term Expires 2010)	1,234,875	2,420
Danny M. Perdue (Class C – Term Expires 2010)	1,234,765	2,530

The following classes of directors also continued after the meeting:

Class A Directors – Term Expires 2008

Larry A. Heaton	Director
Morton W. Lester	Director
Michael A. Turner	Director

Class B Directors – Term Expires 2009

Joseph F. Clark	Director
C. Laine Dalton	Director
Joel R. Shepherd	Director

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2007	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: August 6, 2007	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001, amended amended October 16, 2002, amended September 17, 2003, amended July 13, 2005 and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holder of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1*	Employment Agreement with Retired President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar, filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Employment Agreement with President and Chief Executive Officer, Larry A. Heaton, entered into December 30, 2005, effective January 1, 2006, filed on Form 8-K, January 4, 2006 and herein incorporated by reference.

10.4	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.5	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.6	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)

**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)