Form 10QSB
period 2007-09-30
MAINSTREET BANKSHARES INC
filed 2007-11-08
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,786,675 as of October 31, 2007

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of September 30, 2007 (unaudited).

2.	Consolidated Statements of Income for the quarters ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited).

3.	Consolidated Statements of Income for the year-to-date periods ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

September 30, 2007

ASSETS
Cash and due from banks	$2,500,239
Interest bearing deposits in banks	458,449
Federal funds sold	5,406,000
Securities available for sale, at fair value	24,708,831
Restricted equity securities	741,300
Loans:
Commercial loans	107,096,851
Residential real estate loans	19,473,604
Consumer loans	41,992,599

Total Gross Loans	168,563,054
Unearned deferred fees and costs, net	92,623

Loans, net of unearned deferred fees and costs	168,655,677
Less: Allowance for loan losses	(2,041,541)

Net Loans	166,614,136
Furniture, fixtures and equipment, net	2,398,552
Accrued interest receivable	1,028,907
Bank owned life insurance	2,570,397
Other assets	1,829,686

TOTAL ASSETS	$208,256,497

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$19,043,448
Interest checking deposits	11,390,421
Money market deposits	14,707,697
Savings deposits	12,172,864
Time deposits $100,000 and over	49,714,594
Other time deposits	71,274,061

Total Deposits	178,303,085
Repurchase agreement	7,500,000
Accrued interest payable and other liabilities	1,446,072

Total Liabilities	187,249,157

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,785,853 shares	18,846,772
Retained earnings	2,267,852
Accumulated other comprehensive loss	(107,284)

Total Shareholders’ Equity	21,007,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,256,497

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Interest Income:
Interest and fees on loans	$3,476,241	$3,248,472
Interest on interest-bearing deposits	6,309	3,326
Interest on federal funds sold	105,416	102,882
Interest on securities available for sale	165,728	41,190
Dividends on restricted equity securities	11,163	18,400

Total Interest Income	3,764,857	3,414,270

Interest Expense:
Interest on time deposits $100,000 and over	661,367	478,138
Interest on other deposits	1,209,007	909,665
Interest on repurchase agreement	11,429	—
Interest on short-term borrowings	—	163,632

Total Interest Expense	1,881,803	1,551,435

Net Interest Income	1,883,054	1,862,835
Provision for loan losses	22,000	—

Net Interest Income After Provision for Loan Losses	1,861,054	1,862,835

Noninterest Income:
Service charges on deposit accounts	68,286	52,990
Mortgage brokerage income	54,724	107,164
Servicing fee income	140,613	161,036
Income on bank owned life insurance	30,170	—
Other fee income and miscellaneous income	50,602	23,295

Total Noninterest Income	344,395	344,485

Noninterest Expense:
Salaries and employee benefits	728,567	565,091
Occupancy and equipment expense	187,820	149,915
Professional fees	77,409	84,548
Advertising and promotion	28,749	30,050
Outside processing	101,394	75,436
Franchise tax	45,260	44,251
Supplies	32,593	15,552
Other expenses	154,055	137,078

Total Noninterest Expense	1,355,847	1,101,921

Net Income Before Tax	$849,602	$1,105,399
Income Tax Expense	275,437	346,210

Net Income	$574,165	$759,189

Basic Net Income Per Share	$.33	$.47

Diluted Net Income Per Share	$.31	$.45

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest Income:
Interest and fees on loans	$10,122,163	$9,260,209
Interest on interest-bearing deposits	17,908	9,928
Interest on federal funds sold	547,467	221,331
Interest on securities available for sale	441,961	85,702
Dividends on restricted equity securities	42,617	55,073

Total Interest Income	11,172,116	9,632,243

Interest Expense:
Interest on time deposits $100,000 and over	1,945,609	1,182,365
Interest on other deposits	3,529,283	2,368,893
Interest on federal funds purchased	—	2,466
Interest on repurchase agreement	11,429	—
Interest on short-term borrowings	207,023	347,526
Interest on long-term borrowings	—	158,772

Total Interest Expense	5,693,344	4,060,022

Net Interest Income	5,478,772	5,572,221
Provision for loan losses	166,021	117,044

Net Interest Income After Provision for Loan Losses	5,312,751	5,455,177

Noninterest Income:
Service charges on deposit accounts	195,900	158,912
Mortgage brokerage income	220,134	263,761
Servicing fee income	423,039	434,307
Income on bank owned life insurance	70,397	—
Other fee income and miscellaneous income	126,725	85,957

Total Noninterest Income	1,036,195	942,937

Noninterest Expense:
Salaries and employee benefits	2,002,075	1,655,515
Occupancy and equipment expense	509,693	427,009
Professional fees	272,678	236,897
Advertising and promotion	86,247	81,325
Outside processing	294,623	234,259
Franchise tax	143,780	124,753
Supplies	73,334	40,093
Other expenses	379,115	340,786

Total Noninterest Expense	3,761,545	3,140,637

Net Income Before Tax	$2,587,401	$3,257,477
Income Tax Expense	836,562	1,037,639

Net Income	$1,750,839	$2,219,838

Basic Net Income Per Share	$.99	$1.40

Diluted Net Income Per Share	$.96	$1.34

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash Flows From Operating Activities

Net income from operations	$1,750,839	$2,219,838
Provision for loan losses	166,021	117,044
Stock option expense	15,188	—
Depreciation and amortization	160,015	130,369
Amortization of discounts and premiums, net	(28,068)	(14,249)
Increase in accrued interest receivable	(156,697)	(182,043)
(Increase) decrease in other assets	(583,582)	283,792
Increase in value of life insurance contracts	(70,397)	—
Increase (decrease) in accrued interest payable and other liabilities	160,225	(113,525)

Net cash provided by operating activities	1,413,544	2,441,226

Cash Flows From Investing Activities

Increase in interest-bearing deposits in other banks	(202,669)	(147,260)
(Increase) decrease in federal funds sold	7,478,000	(9,657,000)
Purchases of furniture, fixtures, and equipment	(1,818,610)	(52,832)
Purchases of securities available for sale	(35,739,026)	(12,298,118)
Purchases of restricted equity securities	(46,200)	(358,500)
Redemptions of restricted equity securities	450,000	225,000
Proceeds from calls and maturities of securities available for sale	30,962,309	6,165,000
Loan originations and principal collections, net	(12,227,311)	(11,882,549)
Purchase of bank owned life insurance	(2,500,000)	—

Net cash used in investing activities	(13,643,507)	(28,006,259)

Cash Flows From Financing Activities
Increase in time deposits $100,000 and over	1,788,142	11,325,884
Increase in other time deposits	5,066,819	14,829,048
Increase (decrease) in other deposits	6,628,073	(1,165,061)
Proceeds of repurchase agreement	7,500,000	—
Decrease in federal funds purchased	—	(2,025,000)
Proceeds from short-term borrowings	—	15,000,000
Repayment of short-term borrowings	(10,000,000)	(5,000,000)
Repayment of long-term borrowings	—	(10,000,000)
Tax benefit of warrant exercises	54,865	—
Dividends declared	(89,293)	—
Issuance of common stock	199,980	300,000

Net cash provided by financing activities	11,148,586	23,264,871

Net decrease in cash	$(1,081,377)	$(2,300,162)
Cash and due from banks at beginning of period	3,581,616	4,310,255

Cash and due from banks at end of period	$2,500,239	$2,010,093

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,688,300	$4,155,676

Cash paid during the period for taxes	$920,000	$485,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$(172,265)	$35,881

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, National Association (“Smith River”). MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The additional capital was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. Currently, MainStreet has two wholly-owned subsidiaries, Franklin Community Bank, National Association (“Franklin Bank”) and MainStreet RealEstate, Inc. (“MainStreet RE”).

Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. It currently has four banking offices including its main office.

MainStreet RE was formed as a subsidiary of MainStreet effective February 8, 2007. This subsidiary was formed for the sole purpose of owning the real estate of the Corporation.

On January 13, 2005, MainStreet, Smith River, and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at September 30, 2007 was $99,504. MainStreet recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,396 to indemnify them for two such loans. The reserve against such loans at September 30, 2007 was $48,604. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

agreement. The original Servicing Agreement expires on March 22, 2008. MainStreet has elected to not renew the Servicing Agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at September 30, 2007.

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

September 30, 2007

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

September 30, 2007

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

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS n. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $15,188 and $0 for the years ending September 30, 2007 and 2006, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 6 to the consolidated financial statements herein.

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

September 30, 2007

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2007 are shown in the tables below. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$6,055,828	$1,094	$(9,261)	$6,047,661
Mortgage backed securities	16,204,200	38,718	(169,868)	16,073,050
Municipals	2,611,354	14,427	(37,661)	2,588,120

Total securities available for sale	$24,871,382	$54,239	$(216,790)	$24,708,831

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

At September 30, 2007, MainStreet held certain investment securities having continuous unrealized loss positions for more than twelve months. As of September 30, 2007, the unrealized losses on these securities totaled $9,216. The unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At September 30, 2007, MainStreet had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, MainStreet has not recognized any other-than –temporary impairment in connection with these securities during 2007. The following table details unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2007.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$3,500,067	$(5,761)	$1,296,500	$(3,500)	$4,796,567	$(9,261)
Mortgage backed securities	13,797,119	(169,868)	—	—	13,797,119	(169,868)
Municipal bonds	1,307,833	(31,945)	260,569	(5,716)	1,568,402	(37,661)

Total temporarily impaired securities	$18,605,019	$(207,574)	$1,557,069	$(9,216)	$20,162,088	$(216,790)

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of year	$1,942,781	$1,777,345
Provision for loan losses	166,021	117,044
Recoveries	27,407	14,332
Charge-offs	(94,668)	(12,045)

Balance at period end	$2,041,541	$1,896,676

Net charge-offs (recoveries) of $67,261 and $(2,287) for the first nine months of 2007 and 2006, respectively, equated to .06% and (.03)%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at September 30, 2007 was $2,041,541 or 1.21% of loans, net of unearned income and deferred fees. At December 31, 2006, the loan loss reserve was $1,942,781 or 1.24% of loans, net of unearned income and deferred fees. There were $116,662 and $0, respectively, in loans past due more than 90 days and still accruing interest at September 30, 2007 and December 31, 2006. Nonaccrual loans were $122,517 and $588,762 at September 30, 2007 and December 31, 2006, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of September 30, 2007 and September 30, 2006 was $27,769 and $24,204, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

Overdrafts reclassified to loans at September 30, 2007 and December 31, 2006 were $159,610 and $107,591, respectively.

Note 4 – Income Per Share

	Three Months Ended September 30, 2007
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$574,165	1,778,799	$.33
Diluted EPS
Net income available to common shareholders	$574,165	1,830,141	$.31

	Three Months Ended September 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$759,189	1,603,569	$.47
Diluted EPS
Net income available to common shareholders	$759,189	1,675,460	$.45

	Nine Months Ended September 30, 2007
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$1,750,839	1,773,886	$.99
Diluted EPS
Net income available to common shareholders	$1,750,839	1,831,194	$.96

	Nine Months Ended September 30, 2006
	Income Numerator	Shares Denominator	Per Share Amount
Basic EPS
Net income available to common shareholders	$2,219,838	1,590,162	$1.40
Diluted EPS
Net income available to common shareholders	$2,219,838	1,654,532	$1.34

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006
Net Income	$1,750,839	$2,219,838
Net unrealized holding gains (losses) during the period	(172,265)	35,881
Less reclassification adjustments for gains (losses) included in net income	—	—
Income tax benefit	58,570	(12,199)

Change in accumulated other comprehensive income (loss)	(113,695)	23,682

Total Comprehensive Income	$1,637,144	$2,243,520

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

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 61,416 are fully vested, 22,000 have been exercised, and 12,834 have been forfeited.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was effective by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of September 30, 2007, there were 122,367 options granted under this Plan.

As of September 30, 2007 the Corporation has reserved 245,116 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

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

MainStreet recorded $15,188 and $0 in equity-based compensation during the nine months ended September 30, 2007 and 2006, respectively.

MainStreet received $199,980 and $300,000 in cash from the exercise of warrants and stock options during the first nine months of September 30, 2007 and 2006, respectively. MainStreet will receive a tax benefit in the amount of $54,866 with the filing of its 2007 corporate income tax return.

Following is a status and summary of changes of options and warrants during the nine months ended September 30, 2007:

	Year Ended September 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	238,783	$10.97
Granted	—	—
Exercised	(22,000)	9.09
Forfeited	—	—

Outstanding at September 30	216,783	$11.16	6.36	$1,103,425

Exercisable at September 30	202,623	$10.77	6.16	$1,110,374

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $161,370 and $104,940, respectively.

As of September 30, 2007, there was $44,609 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 2.25 years. There were no shares vested during the nine months ended September 30, 2007 or September 30, 2006, respectively, therefore, there is no fair value to report.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

The exercise price of the outstanding stock options and warrants have a range of $9.09-$16.75 and $9.09-$12.09 at September 30, 2007 and 2006, respectively. At September 30, 2007 there were 141,207 options and 61,416 warrants exercisable at a weighted average price of $10.77. At September 30, 2006 there were 141,207 options and 83,416 warrants exercisable at a weighted average price of $10.60.

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2007, outstanding commitments to extend credit were $37,686,648. There are no commitments to extend credit on impaired loans.

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

Note 8 – Borrowings

The Corporation paid off its $10,000,000 Federal Home Loan Bank of Atlanta advance upon its May 18, 2007 maturity. The advance bore interest at 5.44% at its maturity.

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The pricing rate is fixed at 4.22% until September 18, 2008 at which time it can be called quarterly by CGMI with two business days prior notice. Interest is payable quarterly. The repurchase agreement encompasses purchased agency mortgage backed securities.

Note 9 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

September 30, 2007

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company for Smith River Community Bank, National Association (“Smith River”). MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The additional capital was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. Currently, MainStreet has two wholly-owned subsidiaries, Franklin Community Bank, National Association (“Franklin Bank”) and MainStreet RealEstate, Inc. (“MainStreet RE”).

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. Franklin Bank currently has four branches including the main office. Franklin Bank opened its third banking office in the 220 North Corridor of Franklin County on June 19, 2007. It opened its fourth banking office in the Union Hall area of Franklin County and Smith Mountain Lake on August 15, 2007 which is called the Southlake Office.

MainStreet RE was formed as a subsidiary of MainStreet effective February 8, 2007. This subsidiary was formed for the sole purpose of owning the real estate of the Corporation.

On January 13, 2005, MainStreet, Smith River, and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum, or investors obtained by Argentum for this purpose, agreed to purchase, all of the outstanding shares of the common stock of Smith River for $6,500,000. The transaction closed on March 23, 2005. As part of the transaction, MainStreet has agreed to acquire specified loans from Smith River under certain conditions after the closing. In the event Smith River determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River’s out of pocket collection expenses. The outstanding principal balance of such loans at September 30, 2007 was $99,504. MainStreet recorded a contingent liability of $250,000 against

MAINSTREET BANKSHARES, INC.

September 30, 2007

such loans in 2005. MainStreet has paid Smith River $201,396 to indemnify them for two such loans. The reserve against such loans at September 30, 2007 was $48,604. Also as part of the transaction, Smith River has agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expires March 22, 2008. MainStreet has elected to not renew the Servicing Agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River. MainStreet and Franklin Bank were well-capitalized at September 30, 2007.

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

Overview

Total assets at September 30, 2007 were $208,256,497 as compared to $195,295,354 at December 31, 2006, an increase of $12,961,143, or 6.64%. An increase in deposits has funded this increase in total assets. The largest component of total assets at September 30, 2007 was net loans in the amount of $166,614,136, followed by securities available for sale with a balance of $24,708,831.

MAINSTREET BANKSHARES, INC.

September 30, 2007

MainStreet and Franklin Bank were well capitalized at September 30, 2007. The book value of shareholders’ equity at September 30, 2007 was $11.76 per share. MainStreet announced during September 2007 that it will be paying its first cash dividend of $.05 per share on November 9, 2007 to shareholders of record on October 19, 2007.

Net income for the nine months ending September 30, 2007 and 2006 was $1,750,839 and $2,219,838, respectively. Basic earnings per share for the nine months ending September 30, 2007 and 2006 were $.99 and $1.40, respectively. Diluted earnings per share for the nine months ending September 30, 2007 and 2006 were $.96 and $1.34, respectively. Annualized return on average assets at September 30, 2007 was 1.19% and annualized return on average shareholders’ equity was 11.59%. Annualized return on average assets at September 30, 2006 was 1.77% and 17.16%, respectively.

Net income for the three months ending September 30, 2007 and 2006 was $574,165 and $759,189, respectively. Basic earnings per share for the third quarter of 2007 and 2006 were $.33 and $.47, respectively. Diluted earnings per share for the third quarter of 2007 and 2006 were $.31 and $.45, respectively. Annualized return on average assets and average shareholders’ equity for the third quarter of 2007 was 1.15% and 10.98%, respectively. Annualized return on average assets for the third quarter of 2006 was 1.73% and annualized return on average shareholders’ equity was 16.50%.

MainStreet’s net interest margin for the nine months ending September 30, 2007 and 2006 was 3.88% and 4.55%, respectively. For the three month period ending September 30, 2007 and 2006, the net interest margin was 3.98% and 4.35%, respectively. This decrease in the net interest margin was primarily caused by an increase in the cost of funds. Compared to September of 2006, loans, net of deferred fees and costs, have increased $12,454,159, securities available for sale have increased $15,971,801, and deposits have increased $29,154,453. These deposit dollars have funded the increases along with a $10,000,000 Federal Home Loan Bank advance that matured in May 2007. Securities have also increased due to the execution of a $7.5 million repurchase agreement collateralized by mortgage-backed securities. Investments and overnight federal funds sold do not yield an interest rate as high as loans, but provide a basis for liquidity for MainStreet. Competition in Franklin Bank’s primary market area has been fierce in which to compete. Franklin Bank has remained at or close to top of market in most deposit products.

The Federal Reserve raised short-term interest rates four times in 2006. In September 2007, the Federal Reserve lowered short term interest rates 50 basis points. The quarter ended with a prime rate of 7.75%. The Corporation is asset sensitive and interest rates on variable rate loans make up a little more than 50% of Franklin’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, asset sensitivity initially has a negative impact on the net interest margin. Thus, during the prior period of rising rates our loans repriced faster than deposits repriced, this initially befitted our net interest margin but recently deposit rates have caught up. Overall deposit maturity has been short because Franklin Bank was organized during a rising interest rate environment. Also consumers tended to invest their deposit dollars in short-ended time deposits and savings instruments. As our deposits have matured, they have renewed at higher interest rates thus compressing the net interest margin. With the lowering of short term interest rates in September, the interest on our variable rate loans have repriced at lower rates, thus further compressing our net interest margin and lowering our interest income. It will take some time for deposits to reprice at the new lower rates and benefit our net interest margin. However, we did put in place a repurchase agreement to enhance net income somewhat with the spread of approximately 140 basis points on $7.5 million.

Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the real estate markets generally. The Franklin real estate market has experienced some softening. Franklin Bank’s future growth may be negatively affected if deterioration in the real estate market worsens.

MAINSTREET BANKSHARES, INC.

September 30, 2007

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

Net interest income was $5,478,772 for the nine months ending September 30, 2007 compared to $5,572,221 for the nine months ending September 30, 2006, a decrease of $93,449, or 1.68%. Net interest income was $1,883,054 for the third quarter of 2007 as compared to $1,862,835 for the third quarter of 2006. Loan demand has softened somewhat since last year and the loan to deposit ratio has decreased to 94.59% at September 30, 2007 from 104.73% at September 30, 2006. As mentioned previously, the net interest margin was 3.98% and 4.35%, respectively, for the three months ended September 30, 2007 and 2006 and the net interest margin was 3.88% and 4.55% for the nine months ending September 30, 2007 and 2006, respectively. The prime rate, which is the basis for pricing many commercial and consumer loans, follows the short-term interest rate established by the Federal Reserve. The prime rate was increased four times during 2006; however, it was lowered 50 basis points during September 2007. It remained at 7.75% at September 30, 2007. Our ability to reprice deposits, while affected by the actions of the Federal Reserve, is constrained by the strong competition for deposits in our attractive banking markets. We expect this to continue.

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

A provision for loan losses was recorded in the amounts $166,021 and $117,044 for the nine month period ending September 30, 2007 and 2006, respectively. The 2007 expense was attributed primarily to loan growth and increased charge-offs during the first nine months. The 2006 expense was attributed primarily to loan growth. The allowance for loan losses was $2,041,541 at September 30, 2007 which equated to 1.21% of loans, net of unearned deferred fees and costs. At December 31, 2006, the allowance was $1,942,781, or 1.24% of loans, net of unearned deferred fees and costs. Net charge-offs (recoveries) of $67,261 and $ ($2,287) for the first nine months of 2007 and 2006 equated to .06% and (.03%) respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. Loans past due 90 days and still accruing at quarter-end were $116,662.

Nonaccrual loans at September 30, 2007 were $122,517 which represents .07% of loans, net of unearned deferred fees and costs. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

MAINSTREET BANKSHARES, INC.

September 30, 2007

Noninterest Income

Total noninterest income was $1,036,195 and $942,937 for the nine months ending September 30, 2007 and 2006, respectively, an increase of $93,258 or 9.89%. Service charges on deposit accounts were $195,900 and $158,912 for the above-referenced time periods, respectively, an increase of $36,988 or 23.28%. NSF charges, net of waives and charge-offs, primarily contributed to the increase in service charges. During the first quarter of 2007, Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on the President/CEO and the Executive Vice President/CFO. These policies had accrued $70,397 in income year-to-date September 30, 2007. Other fee income and miscellaneous income increased $40,768, or 47.43%. The largest contribution to this increase of $30,330 was income received from a title company in which Franklin Bank has purchased a small percentage interest. Also adding to this other income category was $9,575 in evaluation income generated internally on loans originated in an amount of $250,000 and less not requiring an appraisal. Mortgage brokerage income declined by $43,627, or 16.54% during the first nine months of 2007 as compared to 2006. Franklin Bank has partnered with several different organizations in which Franklin Bank originates mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives fee income from the transactions. All of these components are sensitive to the real estate markets generally and to Franklin Bank’s markets specifically and may be adversely affected by the declines in those real estate markets. Servicing fee income decreased slightly by $11,268 or 2.59%. These are fees paid to MainStreet for backroom servicing provided to Smith River Bank and their holding company River Bancorp, Inc. and its additional subsidiary, a mortgage corporation. MainStreet provided additional services in 2006 to assist Smith River with the purchase of a branch. The servicing contract with River Bancorp, Inc. and Smith River expires on March 22, 2008. MainStreet has elected to not renew the servicing agreement. This will have a negative impact on noninterest income. It is anticipated that this downswing will be offset to some degree by a reduction in noninterest expense because of an adjustment in costs due to not servicing Smith River and its affiliates any longer.

Total noninterest income was $344,395 and $344,485 for the third quarter of 2007 and 2006, respectively, a modest decline of $90, or .03%. The third quarter comparison shows that service charges on deposit accounts increased $15,296, or 28.87% primarily in NSF charges, net of waives and charge-offs. Income from BOLI was $30,170 in the third quarter of 2007. Other fee and miscellaneous income also increased $27,307 which equated to 117.22%. As mentioned above, this was primarily due to the evaluation income and the income received from the title insurance company. Offsetting the increases in noninterest income was a decline in servicing fee income and mortgage brokerage income. Servicing fee income declined $20,423, or 12.68%. MainStreet provided additional services in the third quarter of 2006 in addition to the negotiated contract to Smith River. Mortgage brokerage income decreased $52,440, or 48.93% in the third quarter of 2007 compared to 2006. The real estate market has softened, as mentioned, which caused the decrease in fee income.

Noninterest Expense

Total noninterest expense was $3,761,545 and $3,140,637 for the nine month periods ending September 30, 2007 and 2006, respectively, an increase of $620,908 or 19.77%. The following chart shows the categories of noninterest expenses for the nine month periods ending September 30, 2007 and 2006, the dollar change, and the percentage change.

Expense	YTD 9/30/07	YTD 9/30/06	Dollar Change	Percentage Change
Salaries and employee benefits	$2,002,075	$1,655,515	$346,560	20.93%
Occupancy and equipment	509,693	427,009	82,684	19.36
Professional fees	272,678	236,897	35,781	15.10
Advertising and promotion	86,247	81,325	4,922	6.05
Outside processing	294,623	234,259	60,364	25.77
Franchise tax	143,780	124,753	19,027	15.25
Supplies	73,334	40,093	33,241	82.91
Other expenses	379,115	340,786	38,329	11.25

MAINSTREET BANKSHARES, INC.

September 30, 2007

Franklin Bank opened two additional banking offices in 2007 which added to noninterest expense considerably. As can be seen by the chart, the largest component of noninterest expense continues to be salaries and employee benefits which also comprised the largest dollar increase in the year to year comparison. Salary increases have generally ranged at 3%—4%. A major contributor to the increase in this expense was the cost of the personnel hired to staff the two new offices. During 2006, an incentive plan, primarily based on performance, was implemented and during 2007 this was expanded to include all full-time employees. Bonus incentives increased $88,190 primarily due to the expansion of the incentive plan and additional staffing. Benefits expense also increased due to the rising costs of health care which is reflected in increased premiums paid. Also, the 2007 expense includes an increase in 401-K costs of $24,964 due to increased participation and an increase in the Corporation’s match. MainStreet matches 100% of the first 3% and 50% of the next 2% of the employee’s deferral. The 2007 expense includes $15,188 in stock option expense recorded of which there was none in 2006. Also, in 2007 Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on its President/CEO and Executive Vice President/CFO in the amount of $2.5 million. The income from the BOLI has been utilized to fund a Supplemental Retirement Plan (“SERP”) for the two executives. The SERP expense is included in salaries and employee benefits and totaled $89,662 at September 30, 2007. MainStreet’s employees are its most valuable resource and asset.

Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. Of the $82,684 period over period increase, the largest components were increases in maintenance contracts due to asset size increase, additional vendors for information technology monitoring, and the implementation of branch capture during the first quarter of 2007, an increase in rent expense, and an increase in depreciation of furniture and equipment. This allows for all day banking along with increased efficiencies. Professional fees include fees for audit, legal, and other and increased $35,781 during the first nine months of 2007 versus 2006 primarily due to initiatives for information technology, consulting fees for the retired President and CEO, and the engagement of a transfer agent in late 2006. Consulting costs paid to MainStreet’s former President, after his retirement at April 30, 2006, were paid per his employment agreement. Expenses for information technology initiatives that were planned include penetration testing and network monitoring. Outside processing expense increased $60,364 during the first nine months of 2007 over the 2006 expense. Of this amount, $38,262 was due to increased costs associated with MainStreet’s core data processor. These costs are primarily related to new products such as branch capture and bill pay which have been implemented by the Corporation along with increased volumes. In this category, check clearing expense contributed to $7,048 of the increase. These are costs associated with clearing our checks with our correspondent bank and the Federal Reserve Bank. Supplies rose 82.91% in 2007 over 2006 primarily due to the opening of the two new banking offices. Other expenses increased $38,329 in the year to year comparison. These expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, director fees, supplies, telephone, postage, seminars and education, and contributions.

The following chart shows the categories of noninterest expenses for the quarters ended September 30, 2007 and 2006, the dollar change, and the percentage change.

Expense	QTD 9/30/07	QTD 9/30/06	Dollar Change	Percentage Change
Salaries and employee benefits	$728,567	$565,091	163,476	28.93%
Occupancy and equipment	187,820	149,915	37,905	25.28
Professional fees	77,409	84,548	(7,139)	(8.44)
Advertising and promotion	28,749	30,050	(1,301)	(4.33)
Outside processing	101,394	75,436	25,958	34.41
Franchise tax	45,260	44,251	1,009	2.28
Supplies	32,593	15,552	17,041	109.57
Other expenses	154,055	137,078	16,977	12.38

MAINSTREET BANKSHARES, INC.

September 30, 2007

The quarterly noninterest expense analysis also demonstrates that salaries and employee benefits are the largest expense of the Corporation followed by occupancy and equipment and then other expenses. The second and third largest dollar increases are occupancy and equipment and outside processing. Expenses associated with the opening of the two additional branches were major contributors to the increase in the quarter comparisons.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense in the amount of $836,562 and $1,037,639 for the nine month periods ending September 30, 2007 and 2006, respectively. Income tax expense in the amounts of $275,437 and $346,210 was recorded for the quarters ending September 30, 2007 and 2006, respectively. The effective rate of income taxes differs from the statutory rate of 34% primarily due to tax-exempt interest income on municipal bonds and tax-exempt income on bank owned life insurance.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, municipal bonds, Federal Reserve Bank stock and Federal Home Loan Bank stock. The entire securities portfolio was categorized as available-for-sale at September 30, 2007 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

	September 30, 2007		December 31, 2006
Commercial	$107,096,851	63.54%	$91,439,663	58.48%
Residential real estate	19,473,604	11.55	25,293,941	16.18
Consumer	41,992,599	24.91	39,614,458	25.34

Total	$168,563,054	100.00%	$156,348,062	100.00%

MAINSTREET BANKSHARES, INC.

September 30, 2007

Gross loans increased $12,214,992 or 7.81% at September 30, 2007 compared to December 31, 2006. The mix of the type of loans remains comparable with residential real estate lending slowing somewhat and commercial lending increasing. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has softened. Commercial loans have become the primary source of lending. Commercial lending in Franklin Bank’s markets is highly competitive.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at September 30, 2007. The areas of concentrations are in loans for real estate with an outstanding balance of $27,529,008; loans for construction of buildings with an outstanding balance of $29,339,665; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $19,075,910. In addition, we also consider our residential construction as a concentration of credit which totaled $28,261,097 at quarter end. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

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

There were $116,662 and $0 in loans past due more than 90 days at September 30, 2007 and December 31, 2006 that were still accruing interest. Nonaccrual loans were $122,517 and $588,762 at September 30, 2007 and December 31, 2006, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of September 30, 2007 and September 30, 2006 was $27,769 and $24,204, respectively. The nonaccrual loans were .07% and .38% of loans net of unearned at September 30, 2007 and December 31, 2006, respectively.

Deposits

Total deposits at September 30, 2007 and December 31, 2006 were $178,303,085 and $164,820,051, respectively, an increase of $13,483,034 or 8.18%. The deposit mix was as follows:

	September 30, 2007		December 31, 2006
Demand	$19,043,448	10.68%	$14,257,360	8.65%
Interest checking	11,390,421	6.39	11,261,198	6.83
Money markets	14,707,697	8.25	13,088,848	7.94
Savings	12,172,864	6.83	12,078,951	7.33
Time deposits $100,000 and over	49,714,594	27.88	47,926,452	29.08
Other time deposits	71,274,061	39.97	66,207,242	40.17

Total	$178,303,085	100.00%	$164,820,051	100.00%

The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Management has had to price deposits competitively in the market to attract depositors, especially in the last quarter. The overall cost of interest bearing deposits was 4.74% and 4.31%, respectively for the three months ended September 30, 2007 and 2006. The overall cost of interest bearing deposits was 4.77% and 3.93%, respectively for the nine months ended September 30, 2007 and 2006. This increase in funding costs is reflective of the increase in the short-term federal funds rate throughout 2004, 2005 and 2006. It is also reflective of how competition has increased in the market place.

MAINSTREET BANKSHARES, INC.

September 30, 2007

Competition for deposits has intensified and is expected to continue. This could adversely affect the net interest margin. Interest rates have begun to decline. If the deposit rates are not lowered accordingly, the net interest margin will suffer and therefore net income. As can be seen by the chart, demand deposits and money market accounts have increased as a percentage of total deposits while interest checking, savings, other time deposits and time deposits $100,000 and over have decreased.

Borrowings

BankShares paid off its $10,000,000 Federal Home Loan Bank of Atlanta advance upon its May 18, 2007 maturity. The advance bore interest at 5.44% at its maturity.

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The pricing rate is fixed at 4.22% until September 18, 2008 at which time it can be called quarterly by CGMI with two business days prior notice. Interest is payable quarterly. The repurchase agreement is secured by agency mortgage backed securities.

Shareholders’ Equity

Total shareholders equity was $21,007,340 and $19,189,456 at September 30, 2007 and December 31, 2006, respectively. Book value per share was $11.76 and $10.88 at September 30, 2007 and December 31, 2006, respectively. The initial stock offering was completed during the third quarter of 2000 with net proceeds of $6,708,162. The secondary offering was completed December 31, 2002, and net proceeds from the sale of common stock were $6,874,941. The private placement offering was terminated on January 31, 2005, and net proceeds from the total sale of common stock were $1,727,498. Offering expenses were netted against equity in all offerings.

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

	September 30, 2007	December 31, 2006
Tier I Leverage Ratio (Actual)	10.13%	9.82%
Tier I Leverage Ratio (Quarterly Ave.)	10.68	10.26
Tier I Risk-Based Capital Ratio	11.99	11.97
Tier II Risk-Based Capital Ratio	13.15	13.18

MainStreet downstreamed to Franklin Bank $4,000,000 of the proceeds from the sale of Smith River Bank in March of 2005. Franklin Bank utilized the proceeds to fund loan growth. MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at September 30, 2007.

MainStreet paid a one for ten share dividend in December 2006. The first cash dividend was declared by the Board of Directors on September 19, 2007. The cash dividend is $.05 per share payable November 9, 2007 to shareholders of record on October 19, 2007. At the same board meeting, the directors approved a stock repurchase program. The Corporation can repurchase up to 100,000 shares of its common stock under certain market conditions. There was no termination date set. Each of these initiatives were executed to enhance shareholder value.

MAINSTREET BANKSHARES, INC.

September 30, 2007

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $37,686,648 at September 30, 2007. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent bank, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at September 30, 2007 and December 31, 2006 was 11.60% and 17.86%, respectively. Core deposits are the primary foundation for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 interest rate environment. A shock report for these rates along with a ramped approach with each is modeled. With the shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.

The following table demonstrates the percentage change in net interest income from the current level prime rate of 7.75% in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	10.75%	14.00%	26.00%
+200 bp	9.75	9.00	16.00
+100 bp	8.75	5.00	8.00
-100 bp	6.75	- 5.00	- 8.00
-200 bp	5.75	- 8.00	-13.00
-300 bp	4.75	-12.00	-21.00

As discussed previously, MainStreet is sensitive to change in the interest rate environment particularly due to the large percentage of variable rate loans. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has significant exposure to the net interest margin. Management seeks to moderate this impact on the net interest margin. Management will evaluate the desirability of increasing the fixed rate portion of our loan portfolio as possible and appropriate under market conditions. Also, the possibility of off balance sheet instruments may be utilized to aid this initiative.

MAINSTREET BANKSHARES, INC.

September 30, 2007

Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. The only source of funds from which we could pay cash dividends would be dividends received from Franklin Bank. Payment of cash dividends by Franklin Bank is limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval. As discussed previously, MainStreet will pay its first cash dividend of $.05 per share on November 9, 2007 to shareholders of record on October 19, 2007.

The holding company generates revenue through the affiliate fee charged to Franklin Bank and the servicing fee charged to Smith River Bank and its affiliates for its operation and service. These services include accounting, investments, treasury management, compliance (provided to Franklin Bank only), deposit and loan operations, and data processing. BankShares utilizes this affiliate fee and servicing income to meet its obligations. The servicing agreement with Smith River Bank and its affiliates expires in March 2008. MainStreet has elected to not renew the servicing agreement and has given the appropriate notifications. It is anticipated that the loss of noninterest income can be offset to some degree by a reduction in expense.

The Corporation owns a lot adjacent to Franklin Bank that may be utilized in 2007 for additional parking for the main office. MainStreet RealEstate, Inc. has purchased the building and land upon which the Southlake banking office was built. The Bank is paying lease payments to MainStreet RealEstate, Inc.

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

September 30, 2007

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

Date: November 8, 2007	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: November 8, 2007	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001, amended October 16, 2002, amended September 17, 2003, amended July 13, 2005 and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holder of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1*	Employment Agreement with Retired President and CEO, Cecil R. McCullar, dated as of June 1, 1999. Amendment to employment agreement with President/CEO, Cecil R. McCullar, filed with the Corporation’s Quarterly Form 10-QSB on May 11, 2005 and herein incorporated by reference.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Employment Agreement with President and Chief Executive Officer, Larry A. Heaton, entered into December 30, 2005, effective January 1, 2006, filed on Form 8-K, January 4, 2006 and herein incorporated by reference.

10.4	Stock Purchase Agreement By and Among Argentum Capital Management, LLC, and Assigns; MainStreet BankShares, Inc., and Smith River Community Bank, N.A. dated 1/13/05 filed on Form 8-K on January 14, 2005, and herein incorporated by reference.

10.5	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.6	Indemnity Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)