Form 10KSB
period 2007-12-31
MAINSTREET BANKSHARES INC
filed 2008-03-06
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year $16,575,065

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $18,256,577 based on $15.40 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 1,724,375 shares outstanding as of February 15, 2008.

Documents incorporated by reference. Portions of the Corporation’s 2008 Proxy Statement have been incorporated by reference into Part III.

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

MainStreet is authorized to engage in any lawful activity for a bank holding company. The holding company structure provides greater flexibility than a bank standing alone because it allows expansion and diversification of business activities through newly formed subsidiaries or through acquisitions. MainStreet’s business is conducted through its subsidiary bank. MainStreet also provides outsourced servicing to River Bancorp, Inc. (holding company for Smith River Community Bank, N.A. and 1st Medallion Mortgage Corporation), for an annual fee. The Administrative Servicing Agreement, through which this outsourcing arrangement is conducted, expires March 22, 2008. MainStreet has elected not to renew this agreement.

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has a branch located at 12930 Booker T. Washington Highway, Hardy, Virginia. Franklin Bank opened its 220 North branch at 35 Shepherd Drive, Rocky Mount, Virginia in June 2007. Franklin Bank completed the construction of its Union Hall branch and began operations in August 2007. The Union Hall branch is located at 25 Southlake Drive, Union Hall, Virginia. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas.

MainStreet RealEstate, Inc.

MainStreet RealEstate, Inc. was formed effective February 8, 2007 as a subsidiary of MainStreet. It was formed for the sole purpose of owning the real estate of the Corporation. It owns the facility in which Franklin Bank’s Southlake branch operates.

Smith River Community Bank, N.A.

When MainStreet was organized its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River”) which opened for business on July 24, 2000. On January 13, 2005, MainStreet, Smith River and Argentum Capital Management, LLC, (“Argentum”), entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction was consummated on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2007 and 2006 was $96,370 and $152,647, respectively. MainStreet paid Smith River $201,526 in 2006 to indemnify them for two such loans. The reserve against such loans was $15,604 and $48,474 at December 31, 2007 and 2006, respectively. Because of the collateral securing the remaining loans, MainStreet reversed $33,000 of the accrual in 2007 along with receiving $130 in recoveries during 2007. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 to be adjusted annually based upon the terms of the original agreement. The Administrative Servicing Agreement governing the arrangement expires on March 22, 2008. MainStreet has elected not to renew the Administrative Servicing Agreement.

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

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2007 was 53. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Selected Statistical Information of MainStreet BankShares, Inc.

The following statistical information is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned	$164,207,214	$13,662,840	8.32%	$154,369,148	$12,533,784	8.12%
Securities available-for-sale	14,384,500	723,488	5.03	3,992,197	162,011	4.37
Restricted equity securities	899,445	53,780	5.98	1,243,767	72,153	5.80
Interest-bearing deposits in banks	461,821	23,379	5.06	243,801	12,263	5.03
Federal funds sold	11,845,879	605,178	5.11	8,935,636	445,851	4.99

Total Interest Earning Assets	191,798,859	15,068,665	7.86%	168,784,549	13,226,062	7.84%
Cash and due from banks	2,757,193			2,860,894
Other assets	6,728,338			2,558,828
Allowance for loan losses	(1,988,231)			(1,869,998)

Total Assets	$199,296,159			$172,334,273

Interest checking deposits	$8,652,018	$229,842	2.66%	$8,167,352	$242,205	2.97%
Money market deposits	14,835,902	608,238	4.10	9,824,834	363,423	3.70
Savings deposits	12,094,901	260,670	2.16	14,555,770	297,509	2.04
Time deposits $100,000 and over	49,151,575	2,590,298	5.27	37,660,618	1,776,864	4.72
Other time deposits	69,783,201	3,578,715	5.13	55,965,417	2,543,067	4.54
Federal funds purchased	471	24	5.10	43,090	2,466	5.72
Repurchase agreements	2,157,534	92,313	4.28	—	—	—
Short-term borrowings	3,753,425	207,022	5.52	9,109,589	486,548	5.34
Long-term borrowings	—	—	—	3,780,822	158,772	4.20

Total interest-bearing liabilities	160,429,027	7,567,122	4.72%	139,107,492	5,870,854	4.22%
Demand deposits	17,088,264			14,501,149
Other liabilities	1,332,244			1,013,595

Total Liabilities	178,849,535			154,622,236
Shareholders’ Equity	20,446,624			17,712,037

Total Liabilities and Shareholders’ Equity	$199,296,159			$172,334,273

Net Interest Earnings		$7,501,543	3.14%		$7,355,208	3.62%

Net Yield on Interest Earning Assets			3.94%			4.37%

Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $783,151 and $586,808 as of December 31, 2007 and 2006, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields. The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities using a 34% marginal tax rate.

The following table sets forth, for the period indicated, a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2007 Compared to 2006 Increase (Decrease) Due to Change In			2006 Compared to 2005 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned	$813,037	$316,019	$1,129,056	$2,632,901	$1,404,158	$4,037,059
Securities available-for-sale	514,193	47,284	561,477	51,638	14,155	65,793
Restricted equity securities	(20,527)	2,154	(18,373)	24,297	9,160	33,457
Interest-bearing deposits in banks	11,036	80	11,116	686	6,448	7,134
Federal funds sold	148,440	10,887	159,327	215,027	91,680	306,707

Total Interest Income	$1,466,179	$376,424	$1,842,603	$2,924,549	$1,525,601	$4,450,150

Interest Expense:
Interest checking deposits	$13,829	$(26,192)	$(12,363)	$23,877	$113,080	$136,957
Money market deposits	201,924	42,891	244,815	(13,313)	178,349	165,036
Savings deposits	(52,370)	15,531	(36,839)	(111,204)	13,678	(97,526)
Certificates of deposit $100,000 and over	587,999	225,435	813,434	650,467	317,128	967,595
Other time deposits	680,970	354,678	1,035,648	754,035	521,126	1,275,161
Federal funds purchased	(2,198)	(244)	(2,442)	(11,361)	4,112	(7,249)
Repurchase agreements	92,313	—	92,313	—	—	—
Short-term borrowings	(294,930)	15,404	(279,526)	410,299	43,168	453,467
Long-term borrowings	(158,772)	—	(158,772)	(91,553)	51,440	(40,113)

Total Interest Expense	$1,068,765	$627,503	$1,696,268	$1,611,247	$1,242,081	$2,853,328

Net Interest Income	$397,414	$(251,079)	$146,335	$1,313,302	$283,520	$1,596,822

INVESTMENT PORTFOLIO

All securities at December 31, 2007 and December 31, 2006 were classified as available-for-sale. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale appear in Part II, Item 7, Note 2 of this report.

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 7, Note 2 of this report.

The following table shows the maturities of securities available-for-sale as of December 31, 2007 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government agencies	$3,001,394	4.18%	$500,781	5.51%	$—	—%	$512,344	6.00%	$4,014,519
Mortgage backed securities	—	—	—	—	—	—	15,966,615	5.48	15,966,615
Municipal bonds	—	—	—	—	1,330,230	3.96	1,258,230	3.92	2,588,460

Total	$3,001,394		$500,781		$1,330,230		$17,737,189		$22,569,594

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to loan type:

	December 2007	December 2006	December 2005
Commercial, financial and agricultural	$108,463,308	$91,439,663	$81,138,129
Real estate-mortgage	21,401,952	25,293,941	27,982,694
Consumer	42,835,135	39,614,458	35,056,410

Gross Loans	172,700,395	156,348,062	144,177,233
Unearned income and deferred fees	82,324	147,565	139,449

Loans, net of unearned income and deferred fees	172,782,719	156,495,627	144,316,682
Less: Allowance for loan losses	(2,086,592)	(1,942,781)	(1,777,345)

Loans, net	$170,696,127	$154,552,846	$142,539,337

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2007. The areas of concentrations of credits are in loans for real estate including construction with an outstanding balance of $47,383,337; loans for construction of buildings with an outstanding balance of $25,473,907; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $18,805,124. At December 31, 2006 there were three areas classified as concentrations of credit which were loans for real estate including construction with an outstanding balance of $51,654,361; loans for construction of buildings with an outstanding balance of $25,367,171; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,946,896.

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

The following table shows the amount of commercial, financial, and agricultural loans outstanding at December 31, 2007 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial and agricultural	$28,867,746	$58,691,043	$20,904,519	$108,463,308
Interest rates are floating or adjustable	20,402,806	22,512,191	4,502,769	47,417,766
Interest rates are fixed or predetermined	8,464,940	36,178,852	16,401,750	61,045,542

The following table shows the amount of residential construction loans outstanding at December 31, 2007 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Residential construction	$4,769,416	$—	$—	$4,769,416
Interest rates are floating or adjustable	989,311	—	—	989,311
Interest rates are fixed or predetermined	3,780,105	—	—	3,780,105

It is MainStreet’s policy to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. Net charge-offs of $111,710, $25,908 and $36,269 for 2007, 2006 and 2005, respectively, equated to .07%, .02% and .03%, respectively, of average loans outstanding, net of unearned deferred fees and costs. Loans past due more than 90 days were $483,636 and $0 at December 31, 2007 and 2006, respectively. Nonaccrual loans were $147,278, $588,762 and $10,975 at December 31, 2007, December 31, 2006 and December 31, 2005, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2007, December 31, 2006 and December 31, 2005 was $15,421, $21,804 and $739, respectively.

At December 31, 2007, 2006 and 2005 MainStreet had $703,771, $310,772 and $20,000, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at its fair market value.

Summary of Loan Loss Experience

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2007	December 31, 2006	December 31, 2005
Average amount of loans, net of unearned, outstanding during the year	$164,207,214	$154,369,148	$120,396,058
Balance of allowance for loan losses at beginning of year	1,942,781	1,777,345	1,123,214
Loans charged off:
Commercial, financial and agricultural	(40,808)	(30,039)	(31,219)
Real estate - mortgage	(51,023)	(10,035)	(22,000)
Consumer	(48,106)	(1,681)	(16,264)

Total loans charged off:	(139,937)	(41,755)	(69,483)

Recoveries of loans previously charged off:
Commercial, financial and agricultural	25,037	10,179	33,214
Real estate- mortgage	3,190	5,668	—
Consumer	—	—	—

Total recoveries:	28,227	15,847	33,214

Net loans charged off:	(111,710)	(25,908)	(36,269)
Additions to the allowance for loan losses	255,521	191,344	690,400

Balance of allowance for loan losses at end of year	$2,086,592	$1,942,781	$1,777,345

Ratio of net charge offs during the period to average loans outstanding during period	.07%	.02%	.03%

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

	December 2007		December 2006		December 2005
Commercial, financial and agricultural	$1,469,814	62.81%	$1,044,613	58.48%	$1,144,900	56.28%
Real estate - mortgage	270,316	12.39	463,640	16.18	255,924	19.41
Consumer	346,462	24.80	434,528	25.34	376,521	24.31
Specific reserve	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—

Total	$2,086,592	100.00%	$1,942,781	100.00%	$1,777,345	100.00%

DEPOSITS

Total deposits at December 31, 2007 and 2006 were $175,716,797 and $164,820,051, respectively. See Management’s Discussion and Analysis for the major classifications of deposits along with their percentage to total deposits. The average amount and rate of these deposits can be found in Part I, Item 1, in the Distribution of Assets, Liabilities, and Shareholders Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are presented in Part II, Item 7, Note 6.

RETURN ON EQUITY AND ASSETS

Certain ratios for equity and assets as of December 31, 2007 and December 31, 2006 are presented as follows:

	December 31, 2007	December 31, 2006
Return on average shareholders’ equity	12.28%	16.20%
Return on average assets	1.26	1.66
Dividend payout ratio	7.01	—
Average shareholders’ equity to average assets	10.26	10.28

BORROWINGS

The following table presents information on each category of MainStreet’s short-term borrowings.

	December 31, 2007	December 31, 2006
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$—	$10,000,000
Weighted average interest rate at period end	—	5.44%
Maximum amount outstanding at any month-end during the period	$10,000,000	$15,000,000
Average amount outstanding during the period	$3,753,425	$9,109,589
Weighted average interest rate during period	5.52%	5.34%

Federal funds purchased
Amount outstanding at period end	$—	$—
Weighted average interest rate at period end	—%	—%
Maximum amount outstanding at any month-end during the period	$—	$1,000
Average amount outstanding during the period	$471	$43,090
Weighted average interest rate during period	5.10%	5.72%

Repurchase agreement
Amount outstanding at period end	$7,500,000	$—
Weighted average interest rate at period end	4.22%	—%
Maximum amount outstanding at any month-end during the period	$7,500,000	$—
Average amount outstanding during the period	$2,157,534	$—
Weighted average interest rate during the period	4.28%	—%

Item 2.	Description of Property

The Corporation has a lease agreement for its executive office and operations facility in Martinsville, Virginia. The lease, which commenced on May 1, 2004, is for 3,000 square feet of space located in the Patrick Henry Shopping Mall, at Suite 30, 730 East Church Street in Martinsville, Virginia. The lease will expire April 30, 2009. The lease has an option to renew for one additional five year term.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of five years. If the right to extend or renew this lease for the first renewal term is exercised, Franklin Bank has the right or option to extend or renew this lease for five additional terms of five years each. One of the owners is a director of Franklin Bank and both owners are shareholders of BankShares. Franklin Bank owns a lot adjacent to their Rocky Mount Office. Franklin Bank leases its branch which opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of five years. If the right to extend or renew this lease for the first renewal term is exercised, Franklin Bank has the right or option to extend or renew this lease for five additional terms of five years each. Franklin Bank leases its 220 North branch located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of ten years. Management deems these leases to be made on comparable market terms. The main office and all branches have a drive-up ATM.

MainStreet RealEstate owns the Southlake branch located in the Union Hall area of Franklin County and leases it to Franklin Bank. The branch opened in August 2007. The total cost of the land and building are $425,286 and $881,123, respectively. MainStreet believes its banking facilities are well located to serve their intended banking markets and are attractively furnished and well equipped for banking purposes. All facilities are adequately insured in management’s opinion.

Item 3.	Legal Proceedings

MainStreet currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,718,875 shares of its common stock outstanding at January 31, 2008. In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering. Each warrant provides the holder with the right to buy one share of stock at a price of $9.09 per share. As of December 31, 2007, 61,416 warrants are vested and unexercised and 12,834 warrants have been forfeited and can no longer be exercised. Warrants exercised during 2007 totaled 22,000.

On the opening day of Smith River Bank, C. R. McCullar, retired President and CEO, was granted 33,000 stock options at the then fair market value of $9.09. The stock options became exercisable if Mr. McCullar was employed as President and CEO of MainStreet and Smith River Bank on the first anniversary of the day the bank opened for business (the first 11,000 options) and on each of the next two anniversaries (for each of the next two 11,000 option grants). All such options vested and were exercised on May 3, 2006. Other options in the amount of 33,000 (included in the total 167,908 outstanding at year-end), of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees. In addition, MainStreet has issued stock options to present and former employees to purchase shares of common stock at a price equal to the fair market value of MainStreet’s common stock as of the date of grant. As of December 31, 2007, 167,908 options are outstanding. Of this total, 144,836 options are vested and exercisable.

In addition, the shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan (the “Plan”) at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan will remain in effect, subject to the right of the Board to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. At December 31, 2007, granted stock options under this Plan totaled 135,730 and are included in the 167,908 total options outstanding at December 31, 2007 except for 822 shares that have been exercised.

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

In connection with the offering of MainStreet’s common stock to capitalize Franklin Bank in 2002, TCF Financial Corporation (“TCF”) purchased 149,539 shares of MainStreet’s common stock or 9.99% at the time of purchase. This purchase equates to 8.70% of common stock outstanding at January 31, 2008, excluding any warrants or options outstanding. TCF is a Delaware bank holding company headquartered at 200 East Lake Street, Wayzata, Minnesota, 55391. TCF is the national financial holding company of two federally chartered banks, TCF National Bank headquartered in Minnesota and TCF National Bank Colorado. TCF has banking offices in Minnesota, Illinois, Michigan, Wisconsin, Colorado, Arizona and Indiana. Other affiliates provide leasing and equipment finance, mortgage banking, discount brokerage and investment and insurance sales.

MainStreet enrolled its stock with the OTC Bulletin Board (“OTCBB”) quotation service effective February 12, 2007. MainStreet must maintain at least one market maker and continue to submit its periodic reports to the Securities and Exchange Commission (“SEC”) in a timely manner. MainStreet has been current on all periodic filings with the SEC and currently has three market makers. MainStreet is quoted under the symbol MREE.

There are approximately 1,693 shareholders of common stock as of December 31, 2007.

At a regularly scheduled Board meeting on September 19, 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock. The open ended plan was effective immediately. Shares may be purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased, if any, will be based on various market conditions. No termination date was set for the program. As of December 31, 2007, 52,800 shares at a total cost of $792,840 had been repurchased. This initiative was executed to enhance shareholder value and to increase liquidity options available to shareholders.

MainStreet declared its first cash dividend in the amount of $.05 per share at its regularly scheduled board meeting on September 19, 2007 payable on November 9, 2007 to shareholders of record on October 19, 2007. MainStreet declared a second cash dividend in the amount of $.05 at its regularly scheduled board meting on December 19, 2007 payable on February 8, 2008 to shareholders of record on January 18, 2008. The dividend initiative was also executed to enhance shareholder value and provide shareholders with a current return on their investment consistent with MainStreet’s historical success and projected future capital requirements. The only source of funds for dividends are dividends paid to MainStreet by Franklin Bank. Franklin Bank is limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval. MainStreet previously approved a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid to shareholders by MainStreet.

Information in the format relating to MainStreet securities authorized for issuance under the Company’s Equity Compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	134,908	$12.86	14,970
Equity compensation plans not approved by security holders	33,000	9.55	—

Total	167,908	$12.21	14,970

Refer to Part II, Item 7, Note 13 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6.	Management’s Discussion and Analysis

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. MainStreet was primarily formed to serve as a bank holding company. MainStreet has had two registered stock offerings raising a total of $14,029,501 since its inception. MainStreet provides a wide variety of banking services through its one wholly-owned subsidiary bank, Franklin Bank. Franklin Bank has four offices in Rocky Mount and Franklin County. MainStreet also has a wholly-owned real estate company, MainStreet RealEstate, Inc. formed for the sole purpose of owning the real estate of the Corporation.

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

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”) which opened for business on July 24, 2000. On January 13, 2005, MainStreet, Smith River Bank and Argentum Capital

Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet sold, and investors retained by Argentum purchased, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. The transaction was consummated on March 23, 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s rights, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2007 and 2006 was $96,370 and $152,747, respectively. MainStreet recorded a contingent liability of $250,000 against such loans. MainStreet paid Smith River $201,526 in 2006 to indemnify them for two such loans. The reserve against such loans was $15,604 and $48,474 at December 31, 2006 and 2005, respectively. Because of the collateral securing the remaining loans, MainStreet reversed $33,000 of the accrual in 2007 along with receiving $130 in recoveries during 2007. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000, to be adjusted annually based upon the terms of the original agreement. The original Administrative Services Agreement expires on March 22, 2008. MainStreet has elected to not renew the Administrative Servicing Agreement. Immediately following the sale of Smith River Bank, MainStreet downstreamed $4,000,000 to Franklin Bank. MainStreet and Franklin Bank were well-capitalized at December 31, 2007 and 2006.

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

The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on peer analysis, regulatory reserve analysis and an analysis based on the experience in each category of commercial, real estate or consumer loans. The regulatory analysis is generally utilized to allocate the reserve to each of the different loan categories. With this information management then again utilizes the tools and analyzes the risk-rated loans, past dues, concentrations of credit, unsecured loans, and the economic trend to further add to the allowance. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at December 31, 2007 were $205,781,882 compared to $195,295,354 at December 31, 2006, an increase of $10,486,528, or 5.37%. This increase in assets was primarily funded by an increase in deposits. The largest components of total assets at December 31, 2007 were net loans in the amount of $170,696,127, securities available for sale in the amount of $22,569,594, federal funds sold in the amount of $970,000, and cash and due from banks in the amount of $2,745,795. Total deposits were $175,716,797 at December 31, 2007, an increase of $10,896,746 or 6.61% over December 31, 2006. Total shareholders’ equity at December 31, 2007 and 2006 was $21,025,110 and $19,189,456, respectively. MainStreet’s net income for the twelve months ending December 31, 2007 and 2006 was $2,510,844 and $2,869,168, respectively. Basic earnings per share were $1.42 and $1.64 for 2007 and 2006, respectively. Diluted earnings per share for 2007 and 2006 were $1.37 and $1.57, respectively. Return on average assets in 2007 and 2006 was 1.26% and 1.66%, respectively while return on average shareholders’ equity was 12.28% and 16.20% for 2007 and 2006, respectively.

MainStreet’s net interest margin for the years ending December 31, 2007 and 2006 was 3.94% and 4.37%, respectively, a decline of 43 basis points. This decrease in the net interest margin was primarily caused by an increase in the cost of funds. Compared to December of 2006, loans, net of deferred fees and costs, have increased $16,287,092, securities available for sale have increased $2,493,283, and deposits have increased $10,896,746. These deposit dollars have funded the increases along with a $10,000,000 Federal Home Loan Bank advance that matured in May 2007. Securities have also increased due to the execution of a $7.5 million repurchase agreement collateralized by mortgage-backed securities. Investments and overnight federal funds sold do not yield an interest rate as high as loans, but provide a basis for liquidity for MainStreet. Competition in Franklin Bank’s primary market area has been fierce. In addition, Franklin Bank has remained at or close to top of market in most pricing most deposit products. Young financial institutions such as Franklin Bank must price new loans competitively. This negatively impacts the margin. Also the ability for nonfinancial entities to provide financial services also increases competition. Franklin Bank’s growth is quite dependent on consumer and real estate based lending and there is concern over the sustainability of the substantial growth that has been occurring in real estate markets generally. Franklin Bank’s growth in the future may be negatively affected by interest rate decreases and continued deterioration in the real estate market, if it occurs.

The Federal Reserve raised short-term interest rates four times in 2006. The Federal Reserve lowered short term interest rates 50 basis points in September 2007, 25 basis points in October 2007, and 25 basis points in December 2007. In an emergency meeting, the Federal Reserve lowered short term interest rates 75 basis points in January 2008 and then later in the month another 50 basis points. There has been an overall decline in short term interest rates of 225 basis points beginning in September 2007 thru January 2008. The year 2007 ended with a prime rate of 7.25%. The Corporation is asset sensitive and interest rates on variable rate loans make up a little more than 40% of Franklin’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, asset sensitivity initially has a negative impact on the net interest margin. Thus, during the prior period of rising rates our loans repriced faster than deposits repriced, this initially benefited our net interest margin but deposit rates have caught up. Overall deposit maturity has been short because Franklin Bank was organized during a rising interest rate environment. Also consumers tended to invest their deposit dollars in short-ended time deposits and savings instruments. As our deposits matured, they renewed at higher interest rates thus compressing the net interest margin. With the lowering of short term interest rates in September 2007 through January 2008, the interest on our variable rate loans have repriced at lower rates faster than our deposits, thus compressing our net interest margin and lowering our interest income. It will take some time for deposits to reprice at the new lower rates and stabilize or benefit our net interest margin. However, we did put in place a repurchase agreement to enhance net income somewhat with the spread of approximately 140 basis points on $7.5 million. MainStreet also executed an additional repurchase agreement in January 2008 of $6 million to aid in enhancing net income with the spread of approximately 215 basis points.

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

For 2007 and 2006, net interest income totaled $7,501,543 and $7,355,208, respectively, an increase of $146,335, or 1.99%. The total average interest-earning assets were $191,798,859 and $168,784,549 for the years ending December 31, 2007 and 2006, respectively, an increase of $23,014,310, or 13.64%. The total average interest-bearing liabilities were $160,429,027 and $139,107,492 for the years ending December 31, 2007 and 2006, respectively, an increase of $21,321,535 or 15.33%. Volumes of earning assets have continued to increase from year to year, especially loans, net of unearned deferred fees and costs. Average loans, net of unearned deferred fees and costs increased $9,838,066 in 2007 over 2006, or 6.37%. Average time deposits increased $13,817,784 from 2006 to 2007 and average time deposits $100,000 and over increased $11,490,957 for the same time period. Average short and long-term borrowings decreased $9,136,986 from 2006 to 2007 due to the repayment of the FHLB advance in May 2007. Average repurchase agreements increased $2,157,534 due to the execution of a $7.5 million repurchase agreement in September 2007, as mentioned previously. The net interest margin for MainStreet at December 31, 2007 and 2006 was 3.94% and 4.37%, respectively, a decrease of 43 basis points. Overall, loans increased and interest income increased due to the volume and the increase in the prime rate. However, these loans were funded by deposits primarily in the larger interest bearing categories. Along with the fierce competition in the market place, deposit rates have remained stubbornly high. All of these things have caused the decline in the net interest margin.

The Federal Reserve raised short-term interest rates four times in 2006 but lowered them 225 basis points starting in September 2007 thru January 2008. The year ended with a prime rate of 7.25%. The prime rate, which is the basis for pricing many commercial and consumer loans, follows approximately the short-term interest rate established by the Federal Reserve. The net interest margin is likely to be negatively affected while our loans reprice faster at lower rates than our deposits. This will also negatively affect net interest income.

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

For the year-to-date periods ending December 31, 2007 and 2006, the provision for loan losses was $255,521 and $191,344, respectively. The 2007 expense was primarily due to loan growth as was the 2006 expense. The allowance for loan losses, or the reserve, was $2,086,592 and $1,942,781 at December 31, 2007 and 2006, respectively. This allowance equated to 1.21% and 1.24% of loans, net of unearned income at December 31, 2007 and 2006, respectively. Net charge-offs were $111,710 and $25,908 for 2007 and 2006, respectively, or .07% and .02%, respectively, of average loans, net of unearned deferred fees and costs. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at any point in time. No assurance can be given that current adverse economic conditions or other circumstances will not result in increased provisions in the future. A summary of the loan loss experience and an allocation of the allowance can be found on page 6 of this Form 10-KSB.

Noninterest Income

Noninterest income for the years ending December 31, 2007 and December 31, 2006 was $1,506,400 and $1,283,240, respectively, an increase of $223,160, or 17.39%. Service charges on deposit accounts were $269,238 and $210,699 for the same time period, respectively, an increase of $58,539 or 27.78%. Mortgage brokerage income has provided a good base of noninterest income, although dependent on the vibrancy of the real estate market. As the real estate market softened in 2007, the mortgage brokerage income declined. The decline in 2007 from 2006 was $85,105, or 22.01%. Franklin Bank has partnered with several different organizations to originate mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives mortgage brokerage fee income from the transactions. Servicing fee income declined slightly in 2007 compared to 2006 by $6,539. This income is primarily collected from Smith River Bank, per the Servicing Agreement (see “General”). MainStreet also provides services for Smith River Bank’s parent, River Bancorp, Inc., which are usually nominal month end accounting entries and consolidated financials. River Bancorp, Inc. also began a mortgage corporation in 2006 named 1st Medallion Mortgage Corporation. MainStreet also provides human resources and payroll services to this entity. During 2006 MainStreet provided additional servicing to Smith River Bank beyond the normal scope of the Servicing Agreement and charged an additional servicing fee. The Administrative Servicing Agreement governing the arrangement expires on March 22, 2008. MainStreet has elected not to renew the Administrative Servicing Agreement. To offset a partial amount of the lost revenue, MainStreet has made certain adjustments to lower operating costs. During 2007, Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on the lives of the two executive officers of the Company, the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer. The income related to the BOLI in 2007 was $96,897. Other fee income and miscellaneous income increased $159,368, or 136.78%.

Franklin Bank purchased a small ownership in a title insurance company. Title fee income was $46,620 greater in 2007 than 2006. Also adding to this other income category was $16,025 in evaluation income generated internally on loans originated in an amount of $250,000 and less not requiring an appraisal. MainStreet maintains a reserve on the loans that they are required to indemnify to Smith River per the Indemnity Agreement. MainStreet took $33,000 of the reserve back into income during 2007. There is one relationship remaining which is also secured. During 2007, MainStreet purchased the second lien on a loan upon which Franklin Bank holds the first lien. It was purchased at a discount resulting in a fourth quarter gain of $48,174.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2007 and December 31, 2006 was $5,033,163 and $4,260,208, respectively, an increase of $772,955, or 18.14%. The following chart shows the noninterest expense by category for the years ending December 31, 2007 and 2006, the dollar change and the percentage change.

Expense	12-31-07	12-31-06	Dollar Change	Percentage Change
Salaries and employee benefits	$2,774,923	$2,225,784	$549,139	24.67%
Occupancy and equipment	717,466	574,557	142,909	24.87
Professional fees	198,833	259,244	(60,411)	(23.30)
Advertising and promotion	106,576	111,651	(5,075)	(4.55)
Outside processing	399,669	319,554	80,115	25.07
Franchise tax	172,620	169,914	2,706	1.59
Other expenses	663,076	599,504	63,572	10.60

As can be seen by the table, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment costs and then other expenses. MainStreet’s employees are its most valuable resource and asset. The corporation added a few positions in 2006 due to increases in volume generated. In 2007, MainStreet opened two additional offices of Franklin Bank located on the 220 North Corridor and in Union Hall. The 220 North Office opened in June 2007 and the Union Hall Office opened in August 2007. The opening of these two additional banking offices added noninterest expense to many categories including salaries, occupancy, supplies, telephone, money delivery services, etc. During 2006 an incentive program was implemented which added to salaries expense in 2006 and 2007. Under FAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, certain costs associated with originating loans are amortized over the life of the loan. These costs begin as credits to salary expense and are amortized into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $44,913 greater in 2007 than 2006 causing an overall decrease in salary expense. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. A substantial part of the $142,909 increase was due to expense associated with the new offices that will continue in 2008. Professional fees include fees for audit, legal, and other and experienced a modest decline in 2007 compared to 2006. Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. In this category of expense, data processing costs increased $51,735 due to the implementation of new services such as branch capture, ACH and health savings accounts. Other expenses include OCC assessments, FDIC assessments, supplies, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. Most of the increase in these categories was due to the opening of the two additional banking offices. Much of this expense will continue with the two new offices. FDIC assessments increased $48,566 in 2007 over 2006 due to the new calculation implemented during 2007. The franchise tax expense is based on the total amount of Franklin Bank’s capital. Franklin Bank upstreamed money to the holding company in 2007 for the first cash dividend payout during the fourth quarter and for the repurchase of the Corporation’s common stock.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense in the amounts of $1,208,415 and $1,317,728 for the years ended December 31, 2007 and 2006, respectively.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To fulfill pledging collateral requirements.

3)	To help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, municipal securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2007 and December 31, 2006 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Footnote #2 in this Form 10-KSB for a breakdown of the investment portfolio, repricing data, and pledge information.

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2007 and 2006 the breakdown of gross loans in the loan portfolio was as follows:

	2007		2006
Commercial	$108,463,308	62.81%	$91,439,663	58.48%
Residential real estate	21,401,952	12.39	25,293,941	16.18
Consumer	42,835,135	24.80	39,614,458	25.34

Total	$172,700,395	100.00%	$156,348,062	100.00%

As can be seen by the loan portfolio dollars, MainStreet experienced loan growth in 2007 compared to 2006 with an increase of $16,352,333 or 10.46% due to continuing loan demand. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has softened. The credit markets have tightened substantially. These and other factors indicate diminished economic activity and lower loan demand. There was no material change in the mix of loan types for the two periods. Commercial loans continue to be the primary source of lending. Commercial lending in Franklin Bank’s markets is highly competitive. Residential real estate loans and consumer loans decreased as a percentage of total loans from year end 2006 to year end 2007 while commercial loans increased slightly.

The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2007. The areas of concentrations of credits are in loans for real estate including construction with an outstanding balance of $47,383,337; loans for construction of buildings with an outstanding balance of $25,473,907; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $18,805,124. At December 31, 2006 there were three areas classified as concentrations of credit which were loans for real estate including construction with an outstanding balance of $51,654,361; loans for construction of buildings with an outstanding balance of $25,367,171; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,946,896.

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. Nonaccrual loans were $147,278 and $588,762 at December 31, 2007 and December 31, 2006, respectively. Loans past due more than 90 days were $483,636 and $0 at December 31, 2007 and 2006, respectively.

Deposits

Deposits are the largest source of funds used to support asset growth of MainStreet. The ratio of loans, net of unearned to deposits was 98.33% and 94.95% as of December 31, 2007 and 2006, respectively. The ratio of total time deposits to total deposits was 70.21% and 69.25% at December 31, 2007 and 2006, respectively. Total deposits at December 31, 2007 and 2006 were $175,716,797 and $164,820,051, respectively. The deposit mix was as follows:

	2007		2006
Demand deposits	$18,430,757	10.49	$14,257,360	8.65%
Interest checking deposits	7,740,195	4.41	11,261,198	6.83
Money market deposits	14,732,384	8.38	13,088,848	7.94
Savings deposits	11,441,921	6.51	12,078,951	7.33
Time deposits $100,000 and over	51,414,626	29.26	47,926,452	29.08
Other time deposits	71,956,914	40.95	66,207,242	40.17

Total	$175,716,797	100.00%	$164,820,051	100.00%

Total deposits increased $10,896,746, or 6.61% at year-end 2007 compared to year-end 2006. The chart reflects that the largest increases as a percentage of total deposits were in demand deposits and other time deposits. Money market deposits and time deposits $100,000 and over increased nominally as a percentage of total deposits. Lower cost interest checking deposits and savings deposits decreased the most as a percentage of total deposits. An increase in the amount of higher interest bearing deposit accounts such as other time deposits offset this decrease. However, in spite of this the increase in demand deposits helped reduce the overall cost of funds to the Corporation resulting from the other changes in the Corporation’s deposit mix. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall yield on interest bearing deposits was 4.70% and 4.14% for 2007 and 2006, respectively. This increase of 56 basis points is reflective of the competition in the overall market and the increase in the short-term federal funds rate throughout 2004, 2005, and 2006. Although short-term interest rates began to decline in the last four months of 2007, the market place has remained stubbornly high in deposit rates offered.

Shareholders’ Equity

Total shareholders’ equity was $21,025,110 and $19,189,456 at December 31, 2007 and 2006, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 were netted against equity. The secondary stock offering was completed December 31, 2002 with gross proceeds of $7,135,821. Offering expenses of $260,880 were netted against equity. The private placement offering terminated January 31, 2005 having sold 220,859 shares with total proceeds of $1,807,101. Offering expenses of $79,603 were netted against equity.

At a regularly schedule Board meeting on September 19, 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock. The open ended plan was effective immediately. Shares may be purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased, if any, will be based on various market conditions. No termination date was set for the program. As of December 31, 2007, 52,800 shares at a total cost of $792,840 had been repurchased. This initiative was executed to enhance shareholder value and to increase liquidity options available to shareholders.

MainStreet’s Board of Directors, at their regularly schedule board meeting on September 19, 2007 approved a cash dividend of $.05 which was paid on November 9, 2007 to shareholders of record on October 19, 2007. This was MainStreet’s first cash dividend since its inception. The Board of Directors of MainStreet, at its regularly scheduled board meeting on December 19, 2007, approved a cash dividend of $.05 per share payable on February 8, 2008 to shareholders of record on January 18, 2008. The dividend initiative was also executed to enhance shareholder value and provide shareholders with a current return on their investment consistent with MainStreet’s historical success and projected future capital requirements. MainStreet previously approved a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid to shareholders by MainStreet.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. MainStreet and Franklin Bank were well-capitalized at December 31, 2007 and 2006. See Note No. 14 to the financial statements for capital ratios.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off-balance sheet obligations are loan commitments that were $38,019,087 and $35,702,962, respectively at December 31, 2007 and 2006. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”). MainStreet’s ratio of liquid assets to total liabilities at December 31, 2007 and December 31, 2006 was 8.10% and 17.86%, respectively. As can be seen from the ratios, liquidity has decreased in 2007 primarily due to a slight increase in loan demand. Deposits provide the basic core for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. MainStreet utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 interest rate environment. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the then current level prime rate of 7.25% in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	10.25%	14.00%	26.00%
+200 bp	9.25	9.00	15.00
+100 bp	8.25	4.00	8.00
-100 bp	6.25	-3.00	-4.00
-200 bp	5.25	-6.00	-10.00
-300 bp	4.25	-10.00	-17.00

MainStreet is sensitive to change in the interest rate environment particularly due to the large percentage of variable rate loans in their loan portfolio. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has significant exposure to the net interest margin. Management seeks to lower the impact on the net interest margin. Conscious efforts will be made to originate or renew variable rate loans to a fixed rate status when appropriate. To help offset the compression of the net interest margin, MainStreet borrowed $7,500,000 collateralized by U.S. Agency mortgage backed securities executed with Citi Global Markets, Inc. The final maturity date is September 18, 2012. The initial interest rate is 4.22% with interest payments quarterly. There is a lock out date on the interest rate until September 18, 2008 at which time the repurchase agreement can be put back to MainStreet. The impact on net interest income approximates 140 basis points on this repurchase agreement. MainStreet borrowed $6,000,000 collateralized by U. S. Agency mortgage backed securities executed with

Barclays Capital in January 2008. The final maturity date is January 2, 2013. The initial interest rate is 3.57% with interest payments quarterly. There is a lock out date on the interest rate until January 2, 2009 at which time the repurchase agreement can be put back to MainStreet. The impact on net interest income approximates 215 basis points on this repurchase agreement.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

MainStreet provides certain services for its subsidiary bank. These services include accounting, investments, treasury management, compliance, audit, deposit and loan operations, and data processing. In exchange for these services, the bank pays an affiliate fee to the holding company. Per the servicing agreement signed upon the sale of Smith River Bank, MainStreet agreed to provide certain services to Smith River Bank for an annual fee of $505,000 for a three-year period, to be adjusted annually based upon the terms of the original agreement. The original Administrative Servicing Agreement expires on March 22, 2008. MainStreet has elected not to renew the Administrative Servicing Agreement.

The affiliate fee paid by Franklin Bank and the servicing fee paid by Smith River Bank also help support MainStreet’s cash requirements since most of the expenses are directly related to the banks. Dividends from Franklin Bank are also a source of cash for MainStreet. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. MainStreet’s Board of Directors, at their regularly scheduled board meeting on September 19, 2007 approved a cash dividend of $.05 which was paid on November 9, 2007 to shareholders of record on October 19, 2007. This was MainStreet’s first cash dividend since its inception. The Board of Directors of MainStreet, at its regularly scheduled board meeting on December 19, 2007, approved a cash dividend of $.05 per share payable on February 8, 2008 to shareholders of record on January 18, 2008. The dividend initiative was executed to enhance shareholder value. MainStreet previously approved a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid to shareholders by MainStreet.

MainStreet RealEstate owns the facility in which the Southlake branch of Franklin Bank operates. The land cost was $425,286 and the cost of the building was $881,123. The construction of the facility was completed and operations began in August 2007. The corporation has only a modest amount of fixed assets.

A summary of MainStreet’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 7 detailing the dollar amount by maturity.

Footnote Disclosure in Item 7 Notes to Consolidated Financial Statements
Contractual Cash Obligations
Operating Leases	Footnote #12

Other Commitments
Commitments to extend credit	Footnote #16

Related Person Loans	Footnote #4

Borrowings	Footnote #7

Repurchase Agreements	Footnote #8

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

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004.

This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan is 150,700. Currently there are 135,730 stock options that have been granted under this plan.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Corporation is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Corporation does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Corporation does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Corporation does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Item 7.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the consolidated balance sheet of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of MainStreet BankShares, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the accompanying consolidated balance sheet of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. MainStreet BankShares, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BROWN EDWARDS & COMPANY, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bluefield, West Virginia

February 14, 2007

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$2,745,795	$3,581,616
Interest-bearing deposits in other banks	469,186	255,780
Federal funds sold	970,000	12,884,000
Securities available-for-sale	22,569,594	20,076,311
Restricted equity securities	741,300	1,145,100

Loans:
Commercial loans	108,463,308	91,439,663
Residential real estate loans	21,401,952	25,293,941
Consumer loans	42,835,135	39,614,458

Total Gross Loans	172,700,395	156,348,062
Unearned deferred fees and costs, net	82,324	147,565

Loans, net of unearned deferred fees and costs	172,782,719	156,495,627
Less: Allowance for loan losses	(2,086,592)	(1,942,781)

Net Loans	170,696,127	154,552,846
Bank premises and equipment, net	2,388,729	739,957
Accrued interest receivable	973,880	872,210
Other assets	1,630,374	1,187,534
Bank owned life insurance	2,596,897	—

Total Assets	$205,781,882	$195,295,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$18,430,757	$14,257,360
Interest checking deposits	7,740,195	11,261,198
Money market deposits	14,732,384	13,088,848
Savings deposits	11,441,921	12,078,951
Time deposits $100,000 and over	51,414,626	47,926,452
Other time deposits	71,956,914	66,207,242

Total Deposits	175,716,797	164,820,051

Repurchase agreement	7,500,000	—
Short-term borrowings	—	10,000,000
Accrued interest payable and other liabilities	1,539,975	1,285,847

Total Liabilities	184,756,772	176,105,898

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,733,875 and 1,763,853 in 2007 and 2006, respectively	18,071,032	18,576,739
Retained earnings	2,941,122	606,306
Accumulated other comprehensive income	12,956	6,411

Total Shareholders’ Equity	21,025,110	19,189,456

Total Liabilities and Shareholders’ Equity	$205,781,882	$195,295,354

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31, 2007	Year Ended December 31, 2006
Interest Income:
Interest and fees on loans	$13,662,840	$12,533,784
Interest on interest-bearing deposits	23,379	12,263
Interest on federal funds sold	605,178	445,851
Interest on securities available-for-sale	723,488	162,011
Dividends on restricted equity securities	53,780	72,153

Total Interest Income	15,068,665	13,226,062

Interest Expense:
Interest on time deposits $100,000 and over	2,590,298	1,776,864
Interest on other deposits	4,677,465	3,446,204
Interest on federal funds purchased	24	2,466
Interest on repurchase agreement	92,313	—
Interest on short-term borrowings	207,022	486,548
Interest on long-term borrowings	—	158,772

Total Interest Expense	7,567,122	5,870,854

Net Interest Income	7,501,543	7,355,208
Provision for loan losses	255,521	191,344

Net Interest Income After Provision for Loan Losses	7,246,022	7,163,864

Noninterest Income:
Service charges on deposit accounts	269,238	210,699
Mortgage brokerage income	301,508	386,613
Servicing fee income	562,877	569,416
Income on bank owned life insurance	96,897	—
Other fee income and miscellaneous income	275,880	116,512

Total Noninterest Income	1,506,400	1,283,240

Noninterest Expense:
Salaries and employee benefits	2,774,923	2,225,784
Occupancy and equipment expense	717,466	574,557
Professional fees	198,833	259,244
Advertising and promotion	106,576	111,651
Outside processing	399,669	319,554
Franchise tax	172,620	169,914
Other expenses	663,076	599,504

Total Noninterest Expense	5,033,163	4,260,208

Net Income Before Tax	$3,719,259	$4,186,896
Income Tax Expense	1,208,415	1,317,728

Net Income	$2,510,844	$2,869,168

Basic Net Income Per Share	$1.42	$1.64

Diluted Net Income Per Share	$1.37	$1.57

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2005	1,573,569	$15,350,606	$663,531	$(30,956)	$15,983,181
Comprehensive Income:
Net Income	—	—	2,869,168	—	2,869,168
Net unrealized holding gains during the period	—	—	—	56,617	56,617
Deferred income tax expense	—	—	—	(19,250)	(19,250)

Total Comprehensive Income	—	—	2,869,168	37,367	2,906,535
Stock option exercise	30,000	300,000	—	—	300,000
Share dividend	160,284	2,925,183	(2,926,393)	—	(1,210)
Stock-based compensation costs	—	950	—	—	950

Balance at December 31, 2006	1,763,853	$18,576,739	$606,306	$6,411	$19,189,456
Comprehensive Income:
Net Income	—	—	2,510,844	—	2,510,844
Net unrealized holding gains during the period	—	—	—	9,916	9,916
Deferred income tax expense	—	—	—	(3,371)	(3,371)

Total Comprehensive Income	—	—	2,510,844	6,545	2,517,389
Stock option and warrant, exercise Including tax benefit of $54,865	22,822	264,783	—	—	264,783
Cash dividends declared	—	—	(176,028)	—	(176,028)
Repurchase of common stock	(52,800)	(792,840)	—	—	(792,840)
Stock-based compensation costs	—	22,350	—	—	22,350

Balance at December 31, 2007	1,733,875	$18,071,032	$2,941,122	$12,956	$21,025,110

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net income from operations	$2,510,844	$2,869,168
Provision for loan losses	255,521	191,344
Depreciation and amortization	230,898	175,377
Amortization of discounts and premiums, net	(36,445)	(34,049)
Stock option expense	22,350	950
Deferred tax expense (benefit)	(28,195)	22,869
Increase in accrued interest receivable	(101,670)	(236,852)
(Increase) decrease in other assets	(418,016)	141,611
Increase in value of BOLI	(96,897)	—
Increase in accrued interest payable and other liabilities	167,434	106,119

Net cash provided by operating activities	2,505,824	3,236,537

Cash Flows From Investing Activities:
Increase in interest-bearing deposits in other banks	(213,406)	(149,467)
(Increase) decrease in federal funds sold	11,914,000	(12,884,000)
Purchases of furniture, fixtures, and equipment	(1,879,670)	(99,574)
Purchases of securities available-for-sale	(38,738,792)	(28,611,989)
Purchases of restricted equity securities	(46,200)	(358,500)
Calls/maturities/repayments of securities available-for-sale	36,291,870	11,180,127
Redemption of restricted equity securities	450,000	225,000
Loan originations and principal collections, net	(16,398,802)	(12,204,853)
Purchase of bank owned life insurance	(2,500,000)	—

Net cash used in investing activities	(11,121,000)	(42,903,256)

Cash Flows From Financing Activities:
Increase in time deposits $100,000 and over	3,488,174	17,921,401
Increase in other time deposits	5,749,672	20,426,434
Increase in other deposits	1,658,900	2,316,455
Decrease in federal funds purchased	—	(2,025,000)
Proceeds from repurchase agreement	7,500,000	—
Proceeds from short-term borrowings	—	15,000,000
Repayment of short-term borrowings	(10,000,000)	(5,000,000)
Repayment of long-term borrowings	—	(10,000,000)
Tax benefit from warrant exercise	54,865	—
Proceeds from issuance of common stock	209,918	300,000
Repurchase of common stock	(792,840)	—
Dividends paid	(89,334)	—
Cash in lieu of fractional shares	—	(1,210)

Net cash provided by financing activities	7,779,355	38,938,080

Net decrease in cash and cash equivalents	(835,821)	(728,639)
Cash and cash equivalents at beginning of year	$3,581,616	$4,310,255

Cash and cash equivalents at end of year	$2,745,795	$3,581,616

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,552,547	$5,809,810

Cash paid during the period for taxes	$1,092,000	$813,000

Unrealized gain on investment securities	$9,916	$56,617

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”) which opened for business on July 24, 2000. On January 13, 2005, MainStreet, Smith River Bank and Argentum Capital Management, LLC (“Argentum”) entered into an Agreement pursuant to which MainStreet agreed to sell, and Argentum or its assigns agreed to purchase, all of the outstanding shares of the common stock of Smith River Bank for $6,500,000. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2007 and 2006 was $96,370 and $152,647, respectively. MainStreet recorded an initial contingent liability of $250,000 against such loans. MainStreet has paid Smith River $201,526 in 2006 to indemnify them for two such loans. The reserve against such loans was $15,604 and $48,474 at December 31, 2007 and 2006, respectively. Because of the collateral securing the remaining loans, MainStreet reversed $33,000 of the accrual in 2007 along with receiving $130 in recoveries during 2007. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an initial annual fee of $505,000, to be adjusted annually based upon the terms of the original agreement. The original Administrative Servicing Agreement expires on March 22, 2008. MainStreet has elected to not renew the Administrative Servicing Agreement. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. MainStreet and Franklin Bank were well-capitalized at December 31, 2007 and 2006.

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

December 31, 2007 and 2006

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiaries, Franklin Bank and MainStreet RealEstate, Inc. All significant intercompany accounts and transactions associated with MainStreet’s subsidiaries have been eliminated.

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

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

(i)	Bank Premises and Equipment

Land is carried at cost. Buildings, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense on a straight-line basis over the estimated useful lives ranging from three years to forty years. Maintenance, repairs and minor improvements are charged to expense as incurred. Significant improvements are capitalized.

(j)	Stock Options and Warrants

MainStreet adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

recorded compensation cost in the amount of $22,350 and $950 for the years ended December 31, 2007 and December 31, 2006, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 13 to the consolidated financial statements herein.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

(l)	Net Income Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 10 for detailed information on net income per share for the years ending December 31, 2007 and 2006, respectively. Please refer to Note 13 for detailed information on stock options and warrants for the years ending December 31, 2007 and 2006, respectively.

(m)	Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

(n)	Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.

(o)	Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(p)	Use of Estimates

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2007 and 2006 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies	$4,007,723	$9,703	$(2,907)	$4,014,519
Mortgage backed securities	15,931,085	58,159	(22,629)	15,966,615
Municipal bonds	2,611,156	10,032	(32,728)	2,588,460

Total securities available-for-sale	$22,549,964	$77,894	$(58,264)	$22,569,594

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$14,296,667	$—	$(39,705)	$14,256,962
Mortgage backed securities	4,006,411	51,922	(12,641)	4,045,692
Municipal bonds	1,763,520	17,874	(7,737)	1,773,657

Total securities available-for-sale	$20,066,598	$69,796	$(60,083)	$20,076,311

The amortized costs and market values of securities available-for-sale at December 31, 2007, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

	Amortized Cost	Approximate Market Value
Due in one year or less	$3,004,301	$3,001,394
Due after one year but within five years	500,000	500,781
Due after five years but within ten years	1,320,277	1,330,230
Due after ten years	17,725,386	17,737,189

	$22,549,964	$22,569,594

There were no gains or losses realized on sales and calls of securities available-for-sale in 2007 and 2006, respectively. Securities available-for-sale with carrying values approximating $10,323,439 and $3,732,599 at December 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

At December 31, 2007 and 2006, MainStreet held certain investment securities having continuous unrealized loss positions for more than twelve months. The unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At December 31, 2007 and 2006, MainStreet had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, MainStreet has not recognized any other-than-temporary impairment in connection with these securities during 2007 and 2006. The following tables detail unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of the following dates:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$3,001,394	$(2,907)	$—	$—	$3,001,394	$(2,907)
Mortgage backed securities	6,842,196	(12,846)	2,255,369	(9,783)	9,097,565	(22,629)
Municipal bonds	996,436	(28,347)	576,715	(4,381)	1,573,151	(32,728)

Total temporarily impaired securities	$10,840,026	$(44,100)	$2,832,084	$(14,164)	$13,672,110	$(58,264)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$11,984,399	$(12,267)	$2,272,563	$(27,438)	$14,256,962	$(39,705)
Mortgage backed securities	1,864,947	(12,641)	—	—	1,864,947	(12,641)
Municipal bonds	750,454	(7,737)	—	—	750,454	(7,737)

Total temporarily impaired securities	$14,599,800	$(32,645)	$2,272,563	$(27,438)	$16,872,363	$(60,083)

At December 31, 2007 and 2006, there were twelve securities and seven securities in an unrealized loss position for less than twelve months, respectively. At December 31, 2007 and 2006, there were six securities and three securities in an unrealized loss position for twelve months or more, respectively.

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the tables above to be temporary in nature.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Federal Reserve Bank stock is included in restricted equity securities and totaled $390,100 at December 31, 2007 and December 31, 2006, respectively. Federal Home Loan Bank stock makes up the remainder of the balance in restricted equity securities and totaled $351,200 and $755,000 at December 31, 2007 and 2006, respectively.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Balance at beginning of year	$1,942,781	$1,777,345
Provision for loan losses	255,521	191,344
Losses charged to allowance	(139,937)	(41,755)
Recoveries credited to allowance	28,227	15,847

Balance at end of year	$2,086,592	$1,942,781

Net charge-offs of $111,710 and $25,908 for 2007 and 2006, respectively, equated to .07% and .02%, respectively, of average loans outstanding, net of unearned deferred fees and costs. The loan loss reserve at December 31, 2007 and 2006 was $2,086,592 and $1,942,781, respectively, or 1.21% and 1.24%, respectively, of loans, net of unearned deferred fees and costs. There were $483,636 in loans past due more than 90 days at December 31, 2007 and $0 at December 31, 2006. Nonaccrual loans were $147,278 and $588,762 at December 31, 2007 and December 31, 2006, respectively. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2007 and December 31, 2006 was $15,421 and $21,804, respectively. The average balance during 2007 and 2006 for impaired loans was approximately $377,716 and $355,563, respectively. Interest income reflected in the 2007 and 2006 income statements related to impaired loans was $1,126 and $26,395, respectively.

Overdrafts reclassified to loans at December 31, 2007 and 2006 were $93,102 and $107,591, respectively.

At December 31, 2007 and 2006 the balance of other real estate was $703,771 and $310,772, respectively. Other real estate owned is included in other assets on the consolidated balance sheets.

Note 4 – Related Person Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2007 and 2006 for all such loans are summarized below:

	2007	2006
Balance at beginning of year	$7,646,470	$5,086,732
Additions	10,900,085	10,498,404
Payments	(7,543,233)	(7,938,666)

Balance at end of year	$11,003,322	$7,646,470

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments to related persons were $3,191,233 and $3,609,288 at December 31, 2007 and 2006, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 5 – Bank premises and Equipment

Bank premises and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Buildings and land	$1,306,410	$—
Furniture and equipment	1,195,684	772,462
Computer software	177,713	133,442
Leasehold improvements	412,818	307,476
Automobiles	20,284	19,885

	3,112,909	1,233,265
Accumulated depreciation and amortization	(724,180)	(493,308)

Bank premises and equipment, net	$2,388,729	$739,957

Depreciation expense was $230,898 and $175,377 for 2007 and 2006, respectively.

Note 6 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2007 and 2006 are as follows:

	2007
	Time Deposits $100,000 and Over	Other Time Deposits
2008	$44,348,746	$64,141,011
2009	3,965,453	5,355,957
2010	1,764,494	1,164,032
2011	949,548	1,136,372
2012	386,385	159,542

Total	$51,414,626	$71,956,914

	2006
	Time Deposits $100,000 and Over	Other Time Deposits
2008	$41,341,821	$58,897,245
2009	3,701,763	4,535,038
2010	—	375,601
2011	1,979,075	1,245,134
2012	903,793	1,154,224

Total	$47,926,452	$66,207,242

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2007 and 2006 were $6,911,600 and $6,287,622, respectively.

Note 7 – Borrowings

MainStreet converted a long-term advance into a short-term advance on May 19, 2006 in the amount of $10,000,000 which was the balance at December 31, 2006 with the Federal Home Loan Bank of Atlanta (“FHLB”). As collateral for this borrowing, FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

This short term advance was a prime rate based advance with interest paid monthly at prime minus 2.81%. The interest rate at December 31, 2006 was 5.44%. Early repayment of the advance was subject to a .25% fee of the advance amount being repaid. The maturity date was May 18, 2007 at which time the corporation repaid the advance. There was no balance at year end 2007.

Note 8 – Repurchase Agreements

At December 31, 2007, MainStreet had $7,500,000 in repurchase agreements outstanding. These are borrowings collateralized by U. S. Agency mortgage backed securities and were executed with Citi Global Markets, Inc. The final maturity is September 18, 2012. The initial interest rate is 4.22% with interest payments quarterly. There is a lock out date on the interest rate until September 18, 2008 at which time the repurchase agreement can be put back to MainStreet.

Note 9 – Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Corporation is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Corporation adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2007 and 2006. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2007	2006
Current	$1,236,610	$1,294,859
Deferred tax provision (benefit)	(28,195)	22,869

Income Tax Expense	$1,208,415	$1,317,728

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2007	2006
Computed at the expected federal statutory rate	$1,264,548	$1,323,429
Nondeductible meals & entertainment	2,727	816
Tax-exempt municipal interest	(32,587)	(8,454)
Bank owned life insurance	(32,945)	—
Incentive stock option expense	7,560	—
Interest disallowance	6,308	1,478
Other	(7,196)	459

Income Tax Expense	$1,208,415	$1,317,728

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The components of deferred tax assets and liabilities are as follows:

	2007	2006
Allowance for loan losses	$647,943	$586,620
Indemnity loan accrual	5,305	16,481
SERP accrual	32,641	—
Other	7,315	39,477
Organizational costs	—	19,806

Deferred tax assets	693,204	662,384

Prepaid service contracts and insurance	25,017	36,568
Depreciation and amortization	103,820	89,829
Unrealized gain on securities available-for-sale	6,674	3,303
Other	6,775	6,590

Deferred tax liabilities	142,286	136,290

Net deferred tax assets	$550,918	$526,094

Note 10 – Net Income Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,772,355	$1.42	1,752,823	$1.64

Effect of dilutive securities:
Stock options	57,400		74,290

Earnings per share, diluted	1,829,755	$1.37	1,827,113	$1.57

In 2007 and 2006, stock options representing 6,880 shares and 0 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 11 – Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. BankShares has a 401-K plan which provides for contributions by employees. BankShares began a matching contribution in the second quarter of 2005. Total 401-K match expense was $71,803 and $38,978 for the years ended December 31, 2007 and 2006, respectively.

In addition, MainStreet has supplemental retirement benefits provided to its President/Chief Executive Officer and its Executive Vice President/Chief Financial Officer under a supplemental executive retirement plan executed in 2007. Although technically unfunded, a Rabbi Trust and insurance policies on the lives of the covered executives are available to finance future benefits. The expense for 2007 was $96,003. The following were significant actuarial assumptions used to determine benefit obligations:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

December 31, 2007
Actuarial Assumptions
Weighted average assumed discount rate	6.25%
Assumed rate of annual compensation increases	4.50

December 31, 2007
Changes in Projected Benefit Obligation above
Projected benefit obligation January 1,	$—
Service cost	96,003
Interest cost	—
Actuarial gain (loss)	—
Benefits paid	—

Projected benefit obligation, December 31	$96,003

Note 12 – Leases and Commitments

The Corporation has a lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office and operations area lease, which commenced on May 1, 2004, is for 3,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 30, 730 East Church Street in Martinsville, Virginia. The lease will expire April 30, 2009.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A branch of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Franklin Bank’s 220 North branch is located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Management deems these leases to be made at comparable market values.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $243,000 and $208,000 for the years ended December 31, 2007 and 2006, respectively. Future rental payments under non-cancelable operating leases approximate $266,000, $247,000, $238,000, $238,000 and $204,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively. The total aggregate of lease payments after 2012 total approximately $1,048,000.

The Corporation and Franklin Bank have an employment agreement with Larry A. Heaton, President and Chief Executive Officer. This agreement has a rolling one year term that unless terminated 90 days prior to each anniversary date, is extended automatically for an additional year. The Corporation also has an employment contract with its Executive Vice President and Chief Financial Officer. This agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary. The Corporation also had an agreement with Mr. McCullar, retired President and Chief Executive Officer. Under the terms of the agreement, Mr. McCullar continued in a consulting capacity until July 13, 2007.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

MainStreet and Franklin Bank entered into change in control agreements with its Vice Presidents effective November 14, 2007. The agreements shall remain in effect until the termination of the officer’s employment, other than a termination of employment which results in a payment obligation, at which time it will become null and void. The Franklin Bank agreements provide for a non competition obligation within a 50 mile radius of the office where the officer was principally located during the twelve months preceding the officer’s termination.

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

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third ( 1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 61,416 are fully vested, 12,834 have been forfeited and 22,000 have been exercised.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors on January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of December 31, 2007, there were 135,730 options granted under this Plan of which 822 options have been exercised.

The Corporation has reserved 244,294 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The per share weighted average fair value of stock options granted during 2007 and 2006 was $5.61 and $4.29, respectively on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	2007 Grants	2006 Grants
Risk-free interest rate	4.61%	4.60%
Expected life of options	6.5 years	6.5 years
Expected volatility of stock price	26%	27%
Expected dividend yield	0%	0%

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Expected volatilities are based on the historical volatility of MainStreet’s stock. All stock options are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the stock option is based upon the ten year Treasury rate at the date of the grant. The simplified method was used to determine the expected life of stock options granted in 2007 and 2006.

MainStreet recorded $22,350 and $950 in stock-based compensation during the year ended December 31, 2007 and 2006, respectively.

Following is a status and summary of changes of stock options and warrants during the year ended December 31, 2007:

	Year Ended 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	238,783	$10.97
Granted	14,160	15.00
Exercised	(22,822)	9.20
Forfeited	(797)	—

Outstanding at year-end	229,324	$11.37	6.27	$924,176

Exercisable at year-end	206,252	$10.89	5.97	$930,197

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Corporation’s stock. The total intrinsic value of stock options and warrants exercised during the years ended December 31, 2007 and 2006 was $164,420 and $104,940, respectively.

MainStreet received $209,918 in cash from the exercise of incentive stock options and warrants during 2007. There was a tax benefit realized from these exercises of $54,865 in 2007. MainStreet received $300,000 in cash from the exercise of incentive stock options during 2006. There was no tax benefit realized from this exercise.

As of December 31, 2007 and 2006, there was $113,466 and $59,797 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

As of December 31, 2007, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$9.09	61,416	2.60
9.55	33,000	5.50
12.09	89,264	7.90
12.09	18,121	8.00
16.75	4,451	9.00

$9.09 - $16.75	206,252

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 14 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. As of December 31, 2007 the aggregate amount of unrestricted funds which could be transferred from the Corporation’s bank subsidiary to the Parent Corporation for payment of dividends to shareholders without prior regulatory approval, totaled $7,199,976 or 3.07% of the total consolidated assets.

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank. Franklin Bank must currently maintain a reserve balance of $250,000 with its correspondent bank.

BankShares and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2007 and 2006.

Actual capital amounts and ratios for MainStreet at December 31, 2007 and 2006 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital (to risk weighted assets)	$23,098,746	12.99%	$14,226,000	8.00%	$17,782,000	10.00%
Tier I capital (to risk weighted assets)	21,012,154	11.82	7,113,000	4.00	10,669,000	6.00
Tier I capital (to average assets)	21,012,154	10.21	8,234,000	4.00	10,292,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital (to risk weighted assets)	$21,125,826	13.18%	$12,822,000	8.00%	$16,028,000	10.00%
Tier I capital (to risk weighted assets)	19,183,045	11.97	6,411,000	4.00	9,617,000	6.00
Tier I capital (to average assets)	19,183,045	10.26	7,476,000	4.00	9,345,000	5.00

Actual capital amounts and ratios for Franklin Bank at December 31, 2007 and 2006 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital (to risk weighted assets)	$20,693,633	11.66%	$14,195,000	8.00%	$17,744,000	10.00%
Tier I capital (to risk weighted assets)	18,607,041	9.06	7,098,000	4.00	10,646,000	6.00
Tier I capital (to average assets)	18,607,041	9.06	8,211,000	4.00	10,264,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital (to risk weighted assets)	$18,912,359	11.81%	$12,807,000	8.00%	$16,009,000	10.00%
Tier I capital (to risk weighted assets)	16,969,578	10.60	6,403,000	4.00	9,605,000	6.00
Tier I capital (to average assets)	16,969,578	9.09	7,467,000	4.00	9,334,000	5.00

Note 15 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Cash and due from banks	$562,813	$95,122
Interest-bearing deposits in other banks	1,747,797	2,176,625
Furniture, fixtures and equipment, net	118,175	127,471
Other assets	21,076	60,311
Investment in subsidiaries	18,823,960	16,975,989

Total Assets	$21,273,821	$19,435,518

Liabilities and Shareholders’ Equity
Accrued interest payable and other liabilities	$248,711	$246,062

Shareholders’ Equity
Common shareholders’ equity	21,025,110	19,189,456

Total Liabilities and Shareholders’ Equity	$21,273,821	$19,435,518

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2007	Year Ended December 31, 2006
Income
Equity in undistributed income of subsidiaries	$1,626,426	$2,923,842
Dividends from subsidiaries	882,174	—
Interest income	75,912	71,425
Other income	85,552	2,867
Servicing fee income	562,877	569,416
Affiliate fee income	758,704	832,057

Total Income	3,991,645	4,399,607
Expenses
Salaries and employee benefits	895,012	807,478
Occupancy and equipment expense	126,135	112,170
Professional fees	200,084	244,604
Outside processing	81,253	74,009
Other expenses	177,283	279,842

Total Expenses	1,479,767	1,518,103

Net Income Before Tax	2,511,878	2,881,504
Income Tax Expense	1,034	12,336

Net Income	$2,510,844	$2,869,168

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net income from operations	$2,510,844	$2,869,168
Adjustments to reconcile net income to net cash from operations:
Depreciation	41,143	29,180
Stock option expense	22,350	950
Equity in undistributed income of subsidiaries	(1,626,426)	(2,923,842)
Decrease in other assets	39,235	647,811
Decrease in other liabilities	(84,045)	(99,035)

Net Cash Provided by Operating Activities	903,101	524,232

Cash Flows From Investing Activities:
(Increase) decrease in interest-bearing deposits	428,828	(879,953)
Purchases of furniture and equipment	(31,847)	(46,319)
Capital contributed to subsidiary	(215,000)	—

Net Cash Provided by (Used in) Investing Activities	181,981	(926,272)

Cash Flows from Financing Activities:
Tax benefit from warrant exercise	54,865	—
Proceeds from issuance of common stock	209,918	300,000
Repurchase of common stock	(792,840)	—
Dividends paid	(89,334)	—
Cash in lieu of fractional shares	—	(1,210)

Net Cash Provided by (Used in) Financing Activities	(617,391)	298,790

Net Increase (Decrease) in Cash	467,691	(103,250)
Cash at Beginning of Year	95,122	198,372

Cash at End of Year	$562,813	$95,122

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2007 and 2006 outstanding commitments to extend credit including letters of credit were $38,019,087 and $35,702,962 respectively. Primarily, these outstanding commitments to extend credit are variable rate.

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

Note 17 – Concentrations of Credit Risk

For the most part, MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The commercial portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2007. The areas of concentrations of credits are in loans for real estate including construction with an outstanding balance of $47,383,337; loans for construction of buildings with an outstanding balance of $25,473,907; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $18,805,124. There was also three areas of concentrations at December 31, 2006. The areas of concentrations of credits were in loans for real estate including construction with an outstanding balance of $51,654,361; loans for construction of buildings with an outstanding balance of $25,367,171; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,946,896.

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

(a)	Short-Term Financial Instruments

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

(b)	Securities Available-for-Sale

The fair value of investments is estimated based on quoted market prices or dealer quotes.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(c)	Restricted Equity Securities

The carrying value of restricted equity securities approximates fair value based on the redemption provisions of the appreciable entities.

(d)	Loans

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

(e)	Accrued Interest

The carrying amounts of accrued interest approximate fair value.

(f)	Deposits

The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(g)	Repurchase Agreements

The fair value of repurchase agreements is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

(h)	Short-term Borrowings

The carrying amount is a reasonable estimate of fair value.

(i)	Long-term Borrowings

The fair value of long-term borrowings is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The estimated fair values of financial instruments at December 31, 2007 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,745,795	$2,745,795
Interest-bearing deposits in other banks	469,186	469,186
Federal funds sold	970,000	970,000
Securities available-for-sale	22,569,594	22,569,594
Restricted equity securities	741,300	741,300
Loans, net	170,696,127	170,495,422
Accrued interest receivable	973,880	973,880

Total Financial Assets	$199,165,882	$198,965,177

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$18,430,757	$18,430,757
Interest checking deposits	7,740,195	7,740,195
Money market deposits	14,732,384	14,732,384
Savings deposits	11,441,921	11,441,921
Time deposits $100,000 and over	51,414,626	51,384,146
Other time deposits	71,956,914	71,952,852
Repurchase Agreement	7,500,000	7,706,250
Accrued interest payable	762,175	762,175

Total Financial Liabilities	$183,978,972	$184,150,680

The estimated fair values of financial instruments at December 31, 2006 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,581,616	$3,581,616
Interest-bearing deposits in other banks	255,780	255,780
Federal funds sold	12,884,000	12,884,000
Securities available-for-sale	20,076,311	20,076,311
Restricted equity securities	1,145,100	1,145,100
Loans, net	154,552,846	153,416,844
Accrued interest receivable	872,210	872,210

Total Financial Assets	$193,367,863	$192,231,861

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$14,257,360	$14,257,360
Interest checking deposits	11,261,198	11,261,198
Money market deposits	13,088,848	13,088,848
Savings deposits	12,078,951	12,078,951
Time deposits $100,000 and over	47,926,452	47,886,877
Other time deposits	66,207,242	66,206,692
Short-term borrowings	10,000,000	10,000,000
Accrued interest payable	752,687	752,687

Total Financial Liabilities	$175,572,738	$175,532,613

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2007

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

To the Stockholders:

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to the Corporation’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2007.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Company’s Internal Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

Item 8B.	Other Information

None.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2007

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2008, the term of the Class B Directors expires in 2009, and the term of the Class C Directors expires in 2010. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held
Class A Directors – Term Expires 2008

Larry A. Heaton (50)	Director since October 2002
President/CEO of MainStreet BankShares, Inc. since
May 2006. President/CEO/Chairman of Franklin Bank since October 2002.

Morton W. Lester (74)	Director since January 1999

Michael A. Turner (54)	Director since December 2002

Class B Directors – Term Expires 2009

Joseph F. Clark (45)	Director since July 2001

Charles L. Dalton (44)	Director since July 2001

Joel R. Shepherd (44)	Director since December 2002

Class C Directors – Terms Expires 2010

William L. Cooper, III (54)	Director since February 2007

John M. Deekens (60)	Director since July 2001

Danny M. Perdue (62)	Director since December 2002

Joseph F. Clark is President of Clark Brothers Company, Inc., in Stuart, Virginia, of which he is a partial owner. Mr. Clark is also a member and partial owner of CBC, LLC, a management business. He is a member and partial owner of Highland Park, LLC and Fairview Group, LLC. He is a member of the Stuart Rotary Club and the Stuart United Methodist Church.

William L. Cooper, III is partial owner and President of Cooper Classics, Inc. He is CEO and partial owner of CWP, Inc. He is managing partner and partial owner of Grassy Hill Investment. Mr. Cooper is on the Franklin County Electoral Board, a trustee of North Cross School and active in the Rocky Mount Historic Foundation. He is also a past director of the BB&T Corporate Virginia State Board.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2007

Charles L. Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency in Stuart, Virginia. He has been a past member of the Stuart Rotary Club, Patrick County Chamber of Commerce, Professional Insurance Agents of Virginia and Patrick County Dixie Youth Baseball.

John M. Deekens was formerly the Plant Manager for Stuart Forest Products in Stuart, Virginia. Prior to that, he was the Quality Improvement Manager for Hooker Furniture Corporation in Martinsville, Virginia. He is a member of the Stuart Rotary Club.

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

Morton W. Lester is President of The Lester Corporation, a real estate investment and property management company, and Vice President of Motor Imports, Inc. He is a member of the Virginia Tech Alumni Association and UT Prosim Society, The Blue Ridge Pilots Association and the Martinsville Henry County Property Association. Mr. Lester will not stand for re-election as a director in 2008 due to the age requirement for director retirement.

Danny M. Perdue is currently the owner of the Franklin Shopping Center and partial owner and President of Redwood Minute Market, Inc. He is also an owner of Redwood Petroleum Products, Ferrum Petroleum Products, Franklin Petroleum Products, 604 Petroleum Products and Penhook Petroleum Products. He is partial owner of First Minute Markets, LLC and a Vice President of Perdue Properties, Inc. Mr. Perdue is also a director of Franklin Community Bank, N.A. He is on the YMCA Board and the United Way Board. He is a member of the Rotary Club and a Ferrum College Trustee.

Joel R. Shepherd is the President and partial owner of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., and 220 Self Storage, Inc. He is also a partial owner and member of Shepherd Properties, LLC, Orient Bay, LLC, Wirtz Properties, LLC and Lake Marina, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A. He is also active in the United Way of Franklin County.

Michael A. Turner has served as the partial owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates and TNT Associates, LLC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A. He is also a member of the Cool Branch Volunteer Rescue Squad, Franklin County Chamber of Commerce and the Smith Mountain Lake Chamber of Commerce.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer
Brenda H. Smith (48)	Executive Vice President Chief Financial Officer Corporate Secretary	8/99

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2007

Brenda H. Smith joined the Corporation in August 1999. From 1995 to 1999, she was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation.

MainStreet’s Board of Directors has determined that MainStreet does not have a financial expert serving on its Audit Committee. MainStreet is a small and relatively young corporation located outside a major metropolitan area. Because of our size and location, we have not pursued a financial expert and there is no certainty that one could be found.

MainStreet has adopted a Code of Ethics for all of its employees including its Chief Executive and Chief Accounting Officers. A copy of the Code of Ethics may be obtained without charge upon request by writing to Brenda H. Smith, Executive Vice President, 730 East Church Street, Suite 30, Martinsville, Virginia, 24112.

Other information required by Item 9 of Form 10-KSB appears on pages 7 through 8 of the Corporation’s 2008 Proxy Statement and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by Item 10 of Form 10-KSB appears on pages 10 through 14 of the Corporation’s 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 of Form 10-KSB appears on pages 6 through 7 of the Corporation’s 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated have banking relationships with Franklin Bank and prior to its divestiture, Smith River Bank. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Information related to loans to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 4 of this document. Deposit information related to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 7, Note 5 of this document.

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia, its Westlake office and its 220 North office. The owners of the buildings are directors of Franklin Bank. Franklin Bank also leases a billboard for advertisement from a director of MainStreet that is also a director of Franklin Bank.

The information required by Item 12 of Form 10-KSB concerning director independence appears on page 14 of the Corporations’ 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Exhibits

a)	See Index to Exhibits.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-KSB appears in the Corporation’s 2008 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET BANKSHARES, INC.

By:	/s/ Larry A. Heaton
Larry A. Heaton, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Larry A. Heaton Larry A. Heaton	President and Chief Executive Officer, Director, President/CEO of Franklin Community Bank, N.A.	03/06/08 Date

/s/ Brenda H. Smith Brenda H. Smith	Executive Vice President Chief Financial Officer Corporate Secretary	03/06/08 Date

/s/ Joseph F. Clark	Director	03/06/08
Joseph F. Clark		Date

/s/ William L. Cooper, III	Director	03/06/08
William L. Cooper, III		Date

/s/ Charles L. Dalton	Director	03/06/08
Charles L. Dalton		Date

/s/ John M. Deekens	Director	03/06/08
John M. Deekens		Date

/s/ Morton W. Lester	Director	03/06/08
Morton W. Lester		Date

/s/ Danny M. Perdue	Director	03/06/08
Danny M. Perdue		Date

/s/ Joel R. Shepherd	Chairman of the Board	03/06/08
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	03/06/08
Michael A. Turner		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; and amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton included in this Form 10-KSB.

10.5	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith included in this Form 10-KSB.

10.6	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll included in this Form 10-KSB.

10.7	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Carey D. Wrenn included in this Form 10-KSB.

10.8	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter included in this Form 10-KSB.

10.9	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott included in this Form 10-KSB.

10.10	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams included in this Form 10-KSB.

14	Code of Ethics filed March 13, 2006 on Form 10-KSB and herein incorporated by reference.

21	Subsidiaries of the small business issuer.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)