Form 10QSB
period 2008-03-31
MAINSTREET BANKSHARES INC
filed 2008-04-17
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,724,375 as of April 15, 2008

Transitional Small Business Disclosure Format: (Check one):    Yes  ☐    No  ☒

MAINSTREET BANKSHARES, INC.

Form 10-QSB

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheet as of March 31, 2008 (unaudited).

2.	Consolidated Statements of Income for the quarters ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheet

(Unaudited)

March 31, 2008

ASSETS
Cash and due from banks	$3,544,120
Interest bearing deposits in banks	424,746
Federal funds sold	4,266,000
Securities available for sale, at fair value	26,271,375
Restricted equity securities	759,900
Loans:
Commercial loans	112,958,669
Residential real estate loans	20,580,502
Consumer loans	42,406,163

Total Gross Loans	175,945,334
Unearned deferred fees and costs, net	86,700

Loans, net of unearned deferred fees and costs	176,032,034
Less: Allowance for loan losses	2,098,472

Net Loans	173,933,562
Bank premises and equipment, net	2,336,217
Accrued interest receivable	885,380
Bank owned life insurance	2,625,470
Other assets	1,529,792

TOTAL ASSETS	$216,576,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand deposits	$18,230,439
Interest checking deposits	8,959,704
Money market deposits	17,332,551
Savings deposits	11,152,048
Time deposits $100,000 and over	51,882,149
Other time deposits	72,225,001

Total Deposits	179,781,892
Corporate cash management	241,611
Repurchase agreements	13,500,000
Accrued interest payable and other liabilities	1,576,150

Total Liabilities	195,099,653
Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,724,375 shares	17,896,562
Retained earnings	3,371,879
Accumulated other comprehensive income	208,468

Total Shareholders’ Equity	21,476,909

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$216,576,562

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest Income:
Interest and fees on loans	$3,182,603	$3,188,401
Interest on interest-bearing deposits	3,829	2,425
Interest on federal funds sold	33,300	278,834
Interest on securities available for sale	343,217	125,033
Dividends on restricted equity securities	11,123	16,873

Total Interest Income	3,574,072	3,611,566

Interest Expense:
Interest on time deposits $100,000 and over	639,670	627,307
Interest on other deposits	1,104,103	1,139,505
Interest on repurchase agreement	133,554	—
Interest on short-term borrowings	1,441	136,000

Total Interest Expense	1,878,768	1,902,812

Net Interest Income	1,695,304	1,708,754
Provision for loan losses	25,900	—

Net Interest Income After Provision for Loan Losses	1,669,404	1,708,754
Noninterest Income:
Service charges on deposit accounts	90,035	67,355
Mortgage brokerage income	78,753	89,956
Servicing fee income	147,868	141,036
Income on bank owned life insurance	28,572	10,057
Other fee income and miscellaneous income	62,655	33,758

Total Noninterest Income	407,883	342,162

Noninterest Expense:
Salaries and employee benefits	705,866	630,484
Occupancy and equipment expense	203,840	154,855
Professional fees	44,212	97,937
Advertising and promotion	11,571	28,749
Outside processing	117,634	97,940
Franchise tax	52,500	49,260
Other expenses	174,307	128,917

Total Noninterest Expense	1,309,930	1,188,142

Net Income Before Tax	$767,357	$862,774
Income Tax Expense	251,132	286,905

Net Income	$516,225	$575,869

Earnings Per Share Basic	$.30	$.33

Earnings Per Share Diluted	$.29	$.31

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash Flows From Operating Activities

Net income from operations	$516,225	$575,869
Provision for loan losses	25,900	—
Depreciation and amortization	71,149	48,013
Amortization of discounts and premiums, net	(5,857)	(12,302)
Gain on sale of securities	(78)	—
Stock option expense	10,808	5,063
Deferred tax expense (benefit)	(17,974)	15,600
(Increase) decrease in accrued interest receivable	88,500	(68,461)
(Increase) decrease in other assets	17,837	(479,631)
Increase in value of BOLI	(28,573)	(10,057)
Increase in accrued interest payable and other liabilities	36,651	283,844

Net cash provided by operating activities	714,588	357,938

Cash Flows From Investing Activities

Decrease in interest-bearing deposits in other banks	44,440	128,971
(Increase) decrease in federal funds sold	(3,296,000)	7,687,000
Purchases of bank premises and equipment	(18,637)	(90,426)
Purchases of securities available for sale	(10,486,016)	(19,309,916)
Purchases of restricted equity securities	(18,600)	(46,200)
Calls/maturities/repayments of securities available for sale	4,475,288	12,151,634
Proceeds from sale of securities	2,611,113	—
Loan originations and principal collections, net	(3,263,335)	(3,422,064)
Purchase of bank owned life insurance	—	(2,500,000)

Net cash used in investing activities	(9,951,747)	(5,401,001)

Cash Flows From Financing Activities
Increase in time deposits $100,000 and over	467,523	355,506
Increase in other time deposits	268,087	1,751,676
Increase in other deposits Proceeds from repurchase agreement	3,329,485 6,000,000	3,541,843 —
Increase in corporate cash management	241,611	—
Tax benefit of warrant exercise	15,727	—
Dividends paid	(85,944)	—
Repurchase of common stock	(251,000)
Proceeds from issuance of common stock	49,995	99,990

Net cash provided by financing activities	10,035,484	5,749,015

Net increase in cash	$798,325	$705,952
Cash and due from banks at beginning of period	2,745,795	3,581,616

Cash and due from banks at end of period	$3,544,120	$4,287,568

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,921,537	$1,935,458

Cash paid during the period for taxes	$97,122	$77,100

Unrealized gain on securities available for sale	$296,231	$2,283

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

Note 1 – Summary of Accounting Policies

(a)	General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2007 Annual Report on Form 10-KSB should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2007 financial statements have been reclassified to conform to the 2008 statement presentation.

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated in Virginia on January 14, 1999. MainStreet has had two registered stock offerings raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The additional capital was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. Currently, MainStreet has two wholly-owned subsidiaries, Franklin Community Bank, National Association (“Franklin Bank”) and MainStreet RealEstate, Inc. (“MainStreet RE”).

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

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”). MainStreet sold its interest in Smith River Bank on March 23, 2005 for $6.5 million. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2008 totaled $88,388 and consisted of one loan. MainStreet initially recorded a contingent liability of $250,000 against such loans. MainStreet has paid Smith River $201,526 in 2006 to indemnify them for two such loans. MainStreet no longer maintains a reserve against the one loan due to the collateral securing the loan. Also, as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired on March 22, 2008. MainStreet elected to not renew the Servicing Agreement. MainStreet and Franklin Bank were well-capitalized at March 31, 2008.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

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

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on settlement date and are determined using the specific identification method.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

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

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are capable of estimation and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

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

March 31, 2008

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

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS .No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $10,808 and $5,063 for the quarters ending March 31, 2008 and 2007, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 6 to the consolidated financial statements herein.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

(l)	Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 4 for detailed information on net income per share for quarter and year-to-date periods. Please refer to Note 6 for detailed information on stock options and warrants.

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

(n)	Advertising costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.

(o)	Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year presentations.

(p)	Use of Estimates

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

March 31, 2008

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2008 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$3,203,682	$22,787	$(619)	$3,225,850
Mortgage backed securities	22,751,832	295,137	(1,444)	23,045,525

Total securities available for sale	$25,955,514	$317,924	$(2,063)	$26,271,375

At March 31,2008, there were three securities in an unrealized loss position for less than twelve months and no securities that were an unrealized loss position for twelve months or more. The unrealized losses on these securities totaled $2,063. The unrealized losses are the result of changes in market interest rates rather than changes in the underlying credit quality of the issuers. At March 31, 2008, MainStreet had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, MainStreet has not recognized any other-than temporary impairment in connection with these securities during 2008. The following table details unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$2,400,040	$(619)	$—	$—	$2,400,040	$(619)
Mortgage backed securities	931,623	(1,444)	—	—	931,623	(1,444)

Total temporarily impaired securities	$3,331,663	$(2,063)	$—	$—	$3,331,663	$(2,063)

Federal Reserve Bank stock and Federal Home Loan Bank stock are included in restricted equity securities and totaled $390,100 and $369,800, respectively, at March 31, 2008.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Balance at beginning of year	$2,086,592	$1,942,781
Provision for loan losses	25,900	—
Recoveries	—	620
Charge-offs	(14,020)	(6,482)

Balance at period end	$2,098,472	$1,936,919

Net charge-offs of $14,020 and $5,862 for the first three months of 2008 and 2007, respectively, equated to .03% and .00%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at March 31, 2008 was $2,098,472 or 1.19% of loans, net of unearned income and deferred fees. At December 31, 2007, the loan loss reserve was $2,086,592 or 1.21% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	March 31, 2008	December 31, 2007
Nonaccrual loans and leases	$391,184	$147,278
Foreclosed real estate	703,771	703,771
Other foreclosed property	—	22,500

Total foreclosed property	703,771	726,271

Total nonperforming assets	$1,094,955	$873,549

Loans 90 days or more past due and still accruing	$—	$483,636

Our nonaccrual loans are considered to be our impaired loans. Lost interest related to these loans at March 31, 2008 and March 31, 2007 was $11,514 and $23,544, respectively. A total of $84,434 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2008 for impaired loans.

Overdrafts reclassified to loans at March 31, 2008 and December 31, 2007 were $85,795 and $93,102, respectively.

Note 4 – Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2008		March 31, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,723,891	$.30	1,767,886	$.33

Effect of dilutive securities: Stock options and warrants	46,641		70,743

Earnings per share, diluted	1,770,532	$.29	1,838,629	$.31

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007
Net Income	$516,225	$575,869
Net unrealized holding gains (losses) during the period	296,153	(2,283)
Less reclassification adjustments for gains included in net income	78	—
Income tax benefit (expense)	(100,719)	776

Change in accumulated other comprehensive income (loss)	195,512	(1,507)

Total Comprehensive Income	$711,737	$574,362

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

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 55,916 are fully vested, 27,500 have been exercised, and 12,834 have been forfeited.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of March 31, 2008, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options have been forfeited and go back into the Plan for issuance.

As of March 31, 2008 the Corporation has reserved 238,794 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

The Black-Scholes model was utilized to calculate the fair-value of the stock options on the date of grant in 2007 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield. Expected volatilities are based on the historical volatility of MainStreet’s stock. Stock options granted in 2006 and forward are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the option is based upon the ten year Treasury rate at the date of the grant. Expected life was calculated using the simplified method based on the average of the vesting period and contractual life of the options.

MainStreet recorded $10,808 and $5,063 in equity-based compensation during the quarter ended March 31, 2008 and 2007, respectively.

MainStreet received $49,995 and $99,990 in cash from the exercise of warrants and stock options during the first three months of March 31, 2008 and 2007, respectively. MainStreet will receive a tax benefit in the amount of $15,727 with the filing of its 2008 corporate income tax return and recognized a tax benefit of $54,866 for 2007 based on these exercises.

Following is a status and summary of changes of options and warrants during the three months ended March 31, 2008:

	Quarter Ended March 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	229,324	$11,37
Granted	—	—
Exercised	(5,500)	9.09
Forfeited	—	—

Outstanding at March 31, 2008	223,824	$11.43	6.11	$1,134,788

Exercisable at March 31, 2008	200,752	$10.94	5.81	$1,116,181

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on changes in the market value of the Corporation’s stock.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

The total intrinsic value of stock options and warrants exercised during the quarter ended March 31, 2008 and 2007 was $46,255 and $104,610, respectively.

As of March 31, 2008 and 2007, there was $102,658 and $54,734, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 3 years.

As of March 31, 2008, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$ 9.09	55,916	2.35
9.55	33,000	5.25
12.09	89,264	7.65
12.09	18,121	7.50
16.75	4,451	8.75

$9.09 - $16.75	200,752

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2008, outstanding commitments to extend credit including letters of credit were $36,419,916. There are no commitments to extend credit on impaired loans.

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

Note 8 – Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The pricing rate is fixed at 4.22% until September 18, 2008 at which time it can be called quarterly by CGMI with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The final maturity date is January 2, 2013. The initial interest rate is 3.57% with interest payments quarterly. There is a lock out date on the interest rate until January 2, 2009 at which time the repurchase agreement can be put back to MainStreet. The repurchase agreement is collateralized by agency mortgage backed securities.

The Corporation has in internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts into an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $241,611 at March 31, 2008. There were no such accounts at December 31, 2007.

Note 9 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

March 31, 2008

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated as a Virginia corporation on January 14, 1999. MainStreet has had two registered stock offerings raising a total of $14,029,501. The Corporation was primarily organized to serve as a bank holding company. MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The additional capital was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. Currently, MainStreet has two wholly-owned subsidiaries, Franklin Community Bank, National Association (“Franklin Bank”) and MainStreet RealEstate, Inc. (“MainStreet RE”).

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

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”). MainStreet sold its interest in Smith River Bank on March 23, 2005 for $6.5 million. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of

MAINSTREET BANKSHARES, INC.

March 31, 2008

purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2008 totaled $88,388 and consisted of one loan. MainStreet initially recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,526 in 2006 to indemnify them for two such loans. MainStreet no longer maintains a reserve against the one loan due to the collateral securing the loan. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired March 22, 2008. MainStreet elected to not renew the Servicing Agreement.

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

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are capable of estimation and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at March 31, 2008 were $216,576,562 as compared to $205,781,882 at December 31, 2007, an increase of $10,794,680, or 5.25%. An increase in deposits and repurchase agreements has funded this increase in total assets. The largest component of total assets at March 31, 2008 was net loans in the amount of $173,933,562, followed by securities available for sale with a balance of $26,271,375.

MAINSTREET BANKSHARES, INC.

March 31, 2008

MainStreet and Franklin Bank were well capitalized at March 31, 2008. The book value of shareholders’ equity at March 31, 2008 was $12.45 per share. MainStreet will pay its third cash dividend on May 9, 2008 to shareholders of record on April 18, 2008.

Net income for the quarters ending March 31, 2008 and 2007 was $516,225 and $575,869, respectively. Basic earnings per share for the three months ending March 31, 2008 and 2007 were $.30 and $.33, respectively. Diluted earnings per share for the three months ending March 31, 2008 and 2007 were $.29 and $.31, respectively. Annualized return on average assets at March 31, 2008 was .97% and annualized return on average shareholders’ equity was 9.77%. Annualized return on average assets at March 31, 2007 was 1.19% and annualized return on average shareholders’ equity was 11.91%.

MainStreet’s net interest margin for the three months ending March 31, 2008 and 2007 was 3.34% and 3.67%, respectively, a 33 basis point decline. This decrease in the net interest margin was primarily caused by a decline in the rates on interest earning assets. The yield on interest earning assets for the first quarter of 2008 was 7.03% compared to 7.74% for the first quarter of 2007, a decline of 71 basis points. The funding side of the interest margin dropped during this time period, but only by 38 basis points. Competition for deposits in Franklin Bank’s primary market area has been fierce and deposit rates have remained stubbornly high. Franklin Bank has paid rates on deposits at or close to top of market.

In September 2007, the Federal Reserve began lowering the short term interest rates with three cuts through year-end resulting in 100 basis point drop. Year-end 2007 ended with a prime rate of 7.25%. The Federal Reserve continued its interest rate deductions in the first quarter of 2008 with three different rate cuts totaling 200 basis points. Prime was 5.25% at March 31, 2008. MainStreet is asset sensitive and interest rates on variable rate loans make up a little more than 40% of Franklin Bank’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment as we are currently in, asset sensitivity initially has a negative impact on the net interest margin. Deposit rates are slower to reprice. Franklin Bank’s market is also very competitive and, as indicated above, deposit rates have stubbornly remained high. Time deposits and certificates of deposit greater than $100 thousand comprised 69.04% of total deposits at quarter end. With the repricing terms of these deposits, it will be approximately six months before Franklin Bank may feel relief from the interest rate declines in its net interest margin. In September 2007, we put in place a repurchase agreement to enhance net income with a spread of approximately 140 basis points on $7.5 million. In January 2008, we put in place another repurchase agreement of $6.0 million anticipated to enhance interest income on that amount by 215 basis points.

Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the vitality of real estate markets generally. The Franklin real estate market has experienced softening also. Franklin Bank’s future growth may be negatively affected if real estate markets remain depressed or deteriorate further.

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

Net interest income was $1,695,304 for the three months ending March 31, 2008 compared to $1,708,754 for the three months ending March 31, 2007, a decrease of $13,450, or .79%. As mentioned previously, the net interest margin was 3.34% and 3.67%, respectively, for the three months ended March 31, 2008 and 2007. The prime rate, which is the basis for pricing many commercial

MAINSTREET BANKSHARES, INC.

March 31, 2008

and consumer loans, follows the short-term interest rate established by the Federal Reserve. The prime rate has dropped six times since September 2007 resulting in an overall reduction of 300 basis points. The prime rate was 5.25% at March 31, 2008. Franklin Bank is asset sensitive and more than 40% of our loan portfolio is comprised of variable rate loans, which repriced immediately upon the lowering of the short-term interest rates. Our ability to reprice deposits, while affected by the same actions of the Federal Reserve, is constrained by the strong competition for deposits in our attractive banking markets and the fact that the terms of our deposit products cause them to reprice more slowly than our loans. We expect this to continue.

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

A provision for loan losses of $25,900 was recorded for the three month period ending March 31, 2008 and no provision was recorded for the three month period ending March 31, 2007. The 2008 expense was attributed to loan growth and charge-offs during the first three months. The allowance for loan losses was $2,098,472 at March 31, 2008 which equated to 1.19% of loans, net of unearned deferred fees and costs. At December 31, 2007, the allowance was $2,086,592, or 1.21% of loans, net of unearned deferred fees and costs. Net charge-offs of $14,020 and $5,862 for the first three months of 2008 and 2007 equated to .03% and .00%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. There were no loans past due 90 days and still accruing at quarter-end March 31, 2008 and there were $483,636 at December 31, 2007.

Nonaccrual loans at March 31, 2008 were $391,184 which represents .22% of loans, net of unearned deferred fees and costs. A total of $84,434 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2008 for impaired loans. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Deterioration in the national real estate markets and in our local markets caused by the recent well-publicized credit and liquidity problems at the national and international level may result in longer than historical asset quality issues at community levels like us.

MainStreet owns one piece of real estate from foreclosed properties at March 31, 2008 in the amount of $703,771 which is included in other assets on the balance sheet.

Including loans past due 90 days, nonaccrual loans and other real estate, the amounts have declined $262,230 at March 31, 2008 from December 31, 2007. The loan loss reserve has remained substantially the same.

MAINSTREET BANKSHARES, INC.

March 31, 2008

Noninterest Income

Total noninterest income was $407,883 and $342,162 for the three months ending March 31, 2008 and 2007, respectively, an increase of $65,721 or 19.21%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 3/31/08	YTD 3/31/07	Dollar Change	Percentage Change
Service charges on deposit accounts	$90,035	$67,355	$22,680	33.67%
Mortgage brokerage income	78,753	89,956	(11,203)	(12.45)
Servicing fee income	147,868	141,036	6,832	4.84
Income on bank owned life insurance	28,572	10,057	18,515	184.10
Other fee income & miscellaneous	62,655	33,758	28,897	85.60

Service charges on deposit accounts were $90,035 and $67,355, an increase of $22,680, or 33.67% for the first quarters of 2008 and 2007, respectively. The primary increase in this category was NSF charges, net of waives and charge-offs. As the chart demonstrates, mortgage brokerage income declined 12.45% in 2008 compared to 2007. The real estate market has softened and we have seen the affects in our mortgage brokerage income. Franklin Bank partners with several organizations in which Franklin Bank originates residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. This income is dependent on the real estate market primarily in our market areas. Servicing fee income increased 4.84% in 2008 over 2007 income. The Servicing Agreement with Smith River Bank allowed MainStreet to increase the percentage of the fee each year under certain conditions. The 2008 income also includes some deconversion related income. The Servicing Agreement expired on March 22, 2008. MainStreet elected to not renew the Agreement and gave Smith River the required notice in September 2007. According to the Servicing Agreement, Smith River Bank was responsible for all costs related to the deconversion of their systems from MainStreet. It is anticipated that loss of revenue from termination of the Servicing Agreement will be offset to some degree by a reduction in noninterest expense. During the first quarter of 2007, Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on the President/CEO and the Executive Vice President/CFO. The increase in income from this item in 2008 results from having a full quarter of income accrual. Other fee income and miscellaneous income increased $28,897, or 85.60% in the first quarter of 2008 compared to the first quarter of 2007. Franklin Bank began in late first quarter 2007 performing its own evaluations on loans originated in the amount of $250,000 and less not requiring an appraisal. This added $4,025 to other income in 2008 compared to the same period in 2007. Also, ATM and debit card fee income increased $6,687 in 2008 over 2007 income. As previously mentioned, MainStreet is no longer maintaining a reserve against the one remaining loan that they are indemnifying to Smith River Bank. The accrual of $15.7 thousand was reversed in the first quarter of 2008 and recorded in miscellaneous income.

Noninterest Expense

Total noninterest expense was $1,309,930 and $1,188,142 for the three month period ending March 31, 2008 and 2007, respectively, an increase of $121,788 or 10.25%. The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2008 and 2007, the dollar change, and the percentage change.

Expense	YTD 3/33/08	YTD 3/31/07	Dollar Change	Percentage Change
Salaries and employee benefits	$705,866	$630,484	$75,382	11.96%
Occupancy and equipment	203,840	154,855	48,985	31.63
Professional fees	44,212	97,937	(53,725)	(54.86)
Advertising and promotion	11,571	28,749	(17,178)	(59.75)
Outside processing	117,634	97,940	19,694	20.11
Franchise tax	52,500	49,260	3,240	6.58
Other expenses	174,307	128,917	45,390	35.21

MAINSTREET BANKSHARES, INC.

March 31, 2008

Franklin Bank opened two additional banking offices in 2007 which added to noninterest expense considerably. Its 220 North Office opening in June 2007 and its Southlake office opened in August 2007. As can be seen by the chart, the largest component of noninterest expense continues to be salaries and employee benefits. A major contributor to the increase in this expense was the cost of the personnel hired to staff the two new offices. Salary and employee benefits expense for the two new offices added approximately $83,102 to expense. Also, MainStreet implemented a Supplemental Executive Retirement Plan (“SERP”) in 2007. The SERP covers the President/CEO and the Executive Vice President/CFO and is funded by the BOLI. This expense was $30.7 thousand for 2008. Franklin Bank also hired some additional employees in 2007 in addition to those to staff the new branches whose total expense is included in the first quarter of 2008. Offsetting these somewhat was a decline in the incentive and bonus accrual of $61.3 thousand. MainStreet’s employees are its most valuable resource and asset.

Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. This expense increased $48,985 in 2008 over the same period in 2007. The two new offices contributed $50.0 thousand to expense in this category during the first quarter of 2008. Professional fees include fees for audit, legal, and other and decreased $53,725 or 54.86% during the first three months of 2008 versus 2007 primarily due to a decline in legal fees and other professional fees. Outside processing expense increased $19,694 or 20.11% in 2008 compared to 2007. Of this amount, $13.0 thousand was due to increased costs associated with MainStreet’s core data processor. These costs are primarily related to new products such as branch capture and bill pay which were implemented by the Corporation during 2007. Other expenses increased $45,390 in the year to year comparison. These expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, director fees, supplies, telephone, postage, seminars and education, and contributions.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. MainStreet recorded income tax expense in the amount of $251,132 and $286,905 for the three month period ending March 31, 2008 and 2007, respectively. The effective rate of income taxes differs from the statutory rate of 34% primarily due to tax-exempt interest income on municipal bonds and tax-exempt income on bank owned life insurance.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The entire securities portfolio was categorized as available-for-sale at March 31, 2008 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

MAINSTREET BANKSHARES, INC.

March 31, 2008

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

	March 31, 2008		December 31, 2007
Commercial	$112,958,669	64.20%	$108,463,308	62.81%
Residential real estate	20,580,502	11.70	21,401,952	12.39
Consumer	42,406,163	24.10	42,835,135	24.80

Total	$175,945,334	100.00%	$172,700,395	100.00%

Gross loans increased $3,244,939 or 1.88% at March 31, 2008 compared to December 31, 2007. The mix of the type of loans remains comparable with residential real estate lending slowing somewhat and commercial lending increasing. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has softened. Commercial loans are the primary source of lending. Commercial lending in Franklin Bank’s markets is highly competitive.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at March 31, 2008. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $39,635,557; loans for construction of buildings with an outstanding balance of $26,102,368; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $18,539,249. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

Nonaccrual loans are considered by MainStreet to be our impaired loans. A total of $84,434 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2008 for impaired loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

There were $0 and $483,636 in loans past due more than 90 days at March 31, 2008 and December 31, 2007 that were still accruing interest. Nonaccrual loans were $391,184 and $147,278 at March 31, 2008 and December 31, 2007, respectively. Lost interest related to impaired loans as of March 31, 2008 and March 31, 2007 was $11,514 and $23,544, respectively. The nonaccrual loans were .22% and .09% of loans net of unearned at March 31, 2008 and December 31, 2007, respectively. Including loans past due 90 days, nonaccrual loans and other real estate, the amounts have declined $262,230 at March 31, 2008 from December 31, 2007. The loan loss reserve has remained substantially the same.

MAINSTREET BANKSHARES, INC.

March 31, 2008

Deposits

Total deposits at March 31, 2008 and December 31, 2007 were $179,781,892 and $175,716,797, respectively, an increase of $4,065,095 or 2.31%. The deposit mix was as follows:

	March 31, 2008		December 31, 2007
Demand	$18,230,439	10.14%	$18,430,757	10.49%
Interest checking	8,959,704	4.98	7,740,195	4.41
Money markets	17,332,551	9.64	14,732,384	8.38
Savings	11,152,048	6.20	11,441,921	6.51
Time deposits $100,000 and over	51,882,149	28.86	51,414,626	29.26
Other time deposits	72,225,001	40.18	71,956,914	40.95

Total	$179,781,892	100.00%	$175,716,797	100.00%

As can be seen by the chart, interest checking and money markets have increased as a percentage of total deposit while demand deposits, savings, time deposits $100,000 and over, other time deposits have each declined as a percentage of total deposits. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 4.38% and 4.78%, respectively for the three months ended March 31, 2008 and 2007. Although short-term interest rates began to decline in the last four months of 2007 and during the first quarter of 2008, deposit rates offered in the market have remained stubbornly high.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Interest rates have begun to decline during the latter part of 2007 and during the first quarter of 2008. Unless and until deposit rates are not lowered accordingly, the net interest margin will continue to compress and net income will suffer as a result.

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

The Corporation entered into a repurchase agreement with Barclays Capital in the amount of $6,000,000 on January 2, 2008. The repurchase date is January 2, 2013. The pricing rate is fixed at 3.57% until January 2, 2009 at which time it can be called quarterly by Barclays Capital with two business days prior notice. Interest is payable quarterly. The repurchase agreement is secured by agency mortgage backed securities.

The Corporation has in internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts into on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $241,611 at March 31, 2008. There were no such accounts at December 31, 2007.

Shareholders’ Equity

Total shareholders’ equity was $21,476,909 and $21,025,110 at March 31, 2008 and December 31, 2007, respectively. Book value per share was $12.45 and $12.13 at March 31, 2008 and December 31, 2007, respectively.

MAINSTREET BANKSHARES, INC.

March 31, 2008

At a regularly scheduled Board meeting on September 19, 2007, MainStreet approved a plan to repurchase up to 100,000 shares of the Company’s common stock. The open ended plan was effective immediately. Shares may be purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased, if any, will be based on various market conditions. No termination date was set for the program. As of March 31, 2008, 67,800 shares at a total cost of $1,043,840 had been repurchased. This initiative was executed to enhance shareholder value and to increase liquidity options available to shareholders.

MainStreet’s Board of Directors, at their regularly scheduled board meeting on September 19, 2007 approved a cash dividend of $.05 which was paid on November 9, 2007 to shareholders of record on October 19, 2007. This was MainStreet’s first cash dividend since its inception. The Board of Directors of MainStreet, at its regularly scheduled board meeting on December 19, 2007, approved a cash dividend of $.05 per share payable on February 8, 2008 to shareholders of record on January 18, 2008. The Board of Directors of MainStreet on March 19, 2008 approved a cash dividend of $.05 per share payable on May 9, 2008 to shareholders of record on April 18, 2008. The dividend initiative was also executed to enhance shareholder value and provide shareholders with a current return on their investment consistent with MainStreet’s historical success and projected future capital requirements. MainStreet previously approved a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid to shareholders by MainStreet.

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

	March 31, 2008	December 31, 2007
Tier I Leverage Ratio (Actual)	9.83%	10.21%
Tier I Leverage Ratio (Quarterly Ave.)	9.96	10.21
Tier I Risk-Based Capital Ratio	11.73	11.82
Tier II Risk-Based Capital Ratio	12.89	12.99

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at March 31, 2008.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $36,419,916 at March 31, 2008. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at March 31, 2008 and December 31, 2007 was 7.36% and 8.10%, respectively. Core deposits are the primary foundation for liquidity.

MAINSTREET BANKSHARES, INC.

March 31, 2008

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

The following table demonstrates the percentage change in net interest income from the current level prime rate of 5.25% in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	8.25%	12.00%	23.00%
+200 bp	7.25	8.00	14.00
+100 bp	6.25	4.00	7.00
-100 bp	4.25	- 3.00	- 5.00
-200 bp	3.25	- 7.00	-12.00
-300 bp	2.25	-11.00	-18.00

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

Our Board of Directors will make a determination whether to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. The only source of funds from which we could pay cash dividends would be dividends received from Franklin Bank. Payment of cash dividends by Franklin Bank is limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval. MainStreet paid its first cash dividend of $.05 per share on November 9, 2007 to shareholders of record on October 19, 2007. MainStreet paid its second cash dividend of $.05 on February 8, 2008 to shareholders of record on January 18, 2008.

The holding company has generated revenue through the affiliate fee charged to Franklin Bank and the servicing fee charged to Smith River Bank and its affiliates for its operation and service (through March 2008). MainStreet elected to not renew the Servicing Agreement with Smith River Bank and its affiliates, which terminated March 22, 2008. BankShares utilizes this affiliate fee and servicing income to meet its obligations. The loss of noninterest income will be offset to some degree by a reduction in the expense associated with administering the Servicing Agreement.

MAINSTREET BANKSHARES, INC.

March 31, 2008

The Corporation owns a lot adjacent to Franklin Bank that is being utilized in for additional parking for the main office. MainStreet RealEstate, Inc. owns the building and land upon which the Southlake banking office was built and in which it operates. The Bank is paying lease payments to MainStreet RealEstate, Inc.

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 150,700. Currently, there are 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options have been forfeited and go back into the Plan for issuance. Please refer to Footnote 6 for a discussion on stock options and warrants.

Recent Accounting Developments

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The scope of this Statement is the same scope as Statement 133. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

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

March 31, 2008

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

MAINSTREET BANKSHARES, INC.

March 31, 2008

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

Date: April 17, 2008	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: April 17, 2008	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3 (i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3 (ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference; and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Carey D. Wrenn incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.10	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)