Form 10-Q
period 2008-06-30
MAINSTREET BANKSHARES INC
filed 2008-08-08
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-86993

MainStreet BankShares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 30, Patrick Henry Mall
730 East Church Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (276) 632-8054

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,724,375 as of July 31, 2008

MAINSTREET BANKSHARES, INC.

Form 10-Q

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited).

2.	Consolidated Statements of Income for the quarters ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited).

3.	Consolidated Statements of Income for the year-to-date periods ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) June 30, 2008	(Audited) December 31, 2007

ASSETS

Cash and due from banks	$4,186,719	$2,745,795
Interest-bearing deposits in banks	101,634	469,186
Federal funds sold	4,258,000	970,000
Securities available for sale, at fair value	22,653,338	22,569,594
Restricted equity securities	759,900	741,300
Loans:
Commercial loans	120,665,782	108,463,308
Residential real estate loans	25,029,670	21,401,952
Consumer loans	41,799,803	42,835,135

Total Gross Loans	187,495,255	172,700,395
Unearned deferred fees and costs, net	66,292	82,324

Loans, net of unearned deferred fees and costs	187,561,547	172,782,719
Less: Allowance for loan losses	2,350,143	2,086,592

Net Loans	185,211,404	170,696,127
Bank premises and equipment, net	2,276,802	2,388,729
Accrued interest receivable	951,526	973,880
Bank owned life insurance	2,662,936	2,596,897
Other assets	1,891,339	1,630,374

TOTAL ASSETS	$224,953,598	$205,781,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$20,081,402	$18,430,757
Interest checking deposits	13,827,749	7,740,195
Money market deposits	23,231,232	14,732,384
Savings deposits	10,912,877	11,441,921
Time deposits $100,000 and over	50,145,215	51,414,626
Other time deposits	70,512,139	71,956,914

Total Deposits	188,710,614	175,716,797
Corporate cash management	258,878	—
Repurchase agreements	13,500,000	7,500,000
Accrued interest payable and other liabilities	1,148,359	1,539,975

Total Liabilities	203,617,851	184,756,772
Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,724,375 and 1,733,875 shares at June 30, 2008 and December 31, 2007, respectively	17,908,156	18,071,032
Retained earnings	3,621,654	2,941,122
Accumulated other comprehensive income (loss)	(194,063)	12,956

Total Shareholders’ Equity	21,335,747	21,025,110

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$224,953,598	$205,781,882

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Interest Income:
Interest and fees on loans	$3,096,729	$3,457,521
Interest on interest-bearing deposits	1,660	9,174
Interest on federal funds sold	13,520	163,217
Interest on securities available for sale	320,465	151,200
Dividends on restricted equity securities	11,124	14,581

Total Interest Income	3,443,498	3,795,693

Interest Expense:
Interest on time deposits $100,000 and over	583,177	656,935
Interest on other deposits	994,603	1,180,771
Interest on repurchase agreement	134,149	—
Interest on short-term borrowings	7,567	71,023

Total Interest Expense	1,719,496	1,908,729

Net Interest Income	1,724,002	1,886,964
Provision for loan losses	246,200	144,021

Net Interest Income After Provision for Loan Losses	1,477,802	1,742,943

Noninterest Income:
Service charges on deposit accounts	82,972	60,259
Mortgage brokerage income	56,565	75,454
Servicing fee income	2,751	141,390
Income on bank owned life insurance	37,467	30,170
Other fee income and miscellaneous income	79,244	42,365

Total Noninterest Income	258,999	349,638

Noninterest Expense:
Salaries and employee benefits	621,726	643,024
Occupancy and equipment expense	207,077	167,018
Professional fees	62,439	97,332
Advertising and promotion	29,705	28,749
Outside processing	105,649	95,289
Franchise tax	54,000	49,260
Other expenses	160,119	136,884

Total Noninterest Expense	1,240,715	1,217,556

Net Income Before Tax	$496,086	$875,025
Income Tax Expense	160,093	274,220

Net Income	$335,993	$600,805

Earnings Per Share Basic	$.19	$.33

Earnings Per Share Diluted	$.19	$.33

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest Income:
Interest and fees on loans	$6,279,332	$6,645,922
Interest on interest-bearing deposits	5,489	11,599
Interest on federal funds sold	46,820	442,051
Interest on securities available for sale	663,682	276,233
Dividends on restricted equity securities	22,247	31,454

Total Interest Income	7,017,570	7,407,259

Interest Expense:
Interest on time deposits $100,000 and over	1,222,847	1,284,242
Interest on other deposits	2,098,706	2,320,276
Interest on repurchase agreement	267,703	—
Interest on short-term borrowings	9,008	207,023

Total Interest Expense	3,598,264	3,811,541

Net Interest Income	3,419,306	3,595,718
Provision for loan losses	272,100	144,021

Net Interest Income After Provision for Loan Losses	3,147,206	3,451,697

Noninterest Income:
Service charges on deposit accounts	173,007	127,614
Mortgage brokerage income	135,318	165,410
Servicing fee income	150,619	282,426
Income on bank owned life insurance	66,039	40,227
Other fee income and miscellaneous income	141,899	76,123

Total Noninterest Income	666,882	691,800

Noninterest Expense:
Salaries and employee benefits	1,327,592	1,273,508
Occupancy and equipment expense	410,917	321,873
Professional fees	106,651	195,269
Advertising and promotion	41,276	57,498
Outside processing	223,283	193,229
Franchise tax	106,500	98,520
Other expenses	334,426	265,801

Total Noninterest Expense	2,550,645	2,405,698

Net Income Before Tax	$1,263,443	$1,737,799
Income Tax Expense	411,225	561,125

Net Income	$852,218	$1,176,674

Earnings Per Share Basic	$.49	$.66

Earnings Per Share Diluted	$.48	$.64

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash Flows From Operating Activities

Net income from operations	$852,218	$1,176,674
Provision for loan losses	272,100	144,021
Depreciation and amortization	143,021	98,723
Amortization of discounts and premiums, net	(7,291)	(22,043)
Gain on sale of securities	(78)	—
Stock option expense	22,402	10,125
Deferred tax benefit	(115,788)	(41,903)
(Increase) decrease in accrued interest receivable	22,354	(80,191)
Increase in other assets	(38,532)	(528,755)
Increase in value of BOLI	(66,039)	(40,227)
Increase (decrease) in accrued interest payable and other liabilities	(391,140)	34,007

Net cash provided by operating activities	693,227	750,431

Cash Flows From Investing Activities

(Increase) decrease in interest-bearing deposits in other banks	367,552	(223,323)
(Increase) decrease in federal funds sold	(3,288,000)	3,417,000
Purchases of bank premises and equipment	(31,094)	(1,398,842)
Purchases of securities available for sale	(10,486,016)	(21,809,160)
Purchases of restricted equity securities	(18,600)	(46,200)
Redemptions of restricted equity securities	—	450,000
Calls/maturities/repayments of securities available for sale	7,484,864	28,302,641
Proceeds from sale of securities	2,611,113	—
Loan originations and principal collections, net	(14,787,377)	(9,475,122)
Purchase of bank owned life insurance	—	(2,500,000)

Net cash used in investing activities	(18,147,558)	(3,283,006)

Cash Flows From Financing Activities
Increase (decrease) in time deposits $100,000 and over	(1,269,411)	2,303,656
Increase (decrease) in other time deposits	(1,444,775)	4,097,288
Increase in other deposits	15,708,003	5,145,365
Repayment of short-term borrowings	—	(10,000,000)
Proceeds from repurchase agreement	6,000,000	—
Increase in corporate cash management	258,878	—
Tax benefit of warrant exercise	15,727	—
Dividends paid	(172,162)	—
Repurchase of common stock	(251,000)	—
Proceeds from issuance of common stock	49,995	99,990

Net cash provided by financing activities	18,895,255	1,646,299

Net increase (decrease) in cash	$1,440,924	$(886,276)
Cash and due from banks at beginning of period	2,745,795	3,581,616

Cash and due from banks at end of period	$4,186,719	$2,695,340

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,715,111	$3,844,950

Cash paid during the period for taxes	$510,000	$630,000

Unrealized (gain) loss on securities available for sale	$313,664	$(223,400)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”). MainStreet sold its interest in Smith River Bank on March 23, 2005 for $6.5 million. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2008 totaled $88,224 and consisted of one loan. MainStreet initially recorded a contingent liability of $250,000 against such loans. MainStreet paid Smith River $201,526 in 2006 to indemnify them for two such loans. MainStreet no longer maintains a reserve against the one loan due to the collateral securing the loan. Also, as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired on March 22, 2008. MainStreet elected not to renew the Servicing Agreement. MainStreet and Franklin Bank were well-capitalized at June 30, 2008.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions. Other real estate owned totaled $699,900 and $703,771 at June 30, 2008 and December 31, 2007, respectively, and is included in other assets on the Corporation’s balance sheet.

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

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS .No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $11,594 and $5,062 for the quarters ending June 30, 2008 and 2007, respectively. Compensation cost in the amount of $22,402 and $10,125 was recorded for the years ending June 30, 2008 and 2007, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 6 to the consolidated financial statements herein.

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

June 30, 2008

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2008 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$802,636	$3,299	$(4,656)	$801,279
Mortgage backed securities	22,144,736	235	(292,912)	21,852,059

Total securities available for sale	$22,947,372	$3,534	$(297,568)	$22,653,338

At June 30, 2008, there were thirty-one securities in an unrealized loss position for less than twelve months and no securities that were an unrealized loss position for twelve months or more. The unrealized losses on these securities totaled $297,568. The unrealized losses are the result of changes in market interest rates rather than changes in the underlying credit quality of the issuers. At June 30, 2008, MainStreet had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, MainStreet has not recognized any other-than temporary impairment in connection with these securities during 2008. The following table details unrealized losses and related fair values in the Bank’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$295,344	$(4,656)	$—	$—	$295,344	$(4,656)
Mortgage backed securities	21,476,157	(292,912)	—	—	21,576,157	(292,912)

Total temporarily impaired securities	$21,771,501	$(297,568)	$—	$—	$21,771,501	$(297,568)

Federal Reserve Bank stock and Federal Home Loan Bank stock are included in restricted equity securities and totaled $390,100 and $369,800, respectively, at June 30, 2008.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Balance at beginning of year	$2,086,592	$1,942,781
Provision for loan losses	272,100	144,021
Recoveries	5,471	2,980
Charge-offs	(14,020)	(87,806)

Balance at period end	$2,350,143	$2,001,976

Net charge-offs of $8,549 and $84,826 for the first six months of 2008 and 2007, respectively, equated to .01% and ..11%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at June 30, 2008 was $2,350,143 or 1.25% of loans, net of unearned income and deferred fees. At December 31, 2007, the loan loss reserve was $2,086,592 or 1.21% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	June 30, 2008	December 31, 2007
Nonaccrual loans and leases	$1,318,330	$147,278
Foreclosed real estate	699,900	703,771
Other foreclosed property	—	22,500

Total foreclosed property	699,900	726,271

Total nonperforming assets	$2,018,230	$873,549

Loans 90 days or more past due and still accruing	$—	$483,636

Impaired loans totaled $1,318,330 and $147,278 at June 30, 2008 and December 31, 2007, respectively, of which all were on nonaccrual. Lost interest related to these loans at June 30, 2008 and December 31, 2007 was $34,016 and $15,421, respectively. A total of $82,526 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2008 for impaired loans.

Overdrafts reclassified to loans at June 30, 2008 and December 31, 2007 were $87,980 and $93,102, respectively.

Note 4 – Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,724,375	$.19	1,774,853	$.33

Effect of dilutive securities: Stock options and warrants	31,960		51,745

Earnings per share, diluted	1,756,335	$.19	1,826,598	$.33

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

Shares not included in the calculation of diluted earnings per share because they were anti-dilutive were 10,420 and 3,586 for the second quarter ending June 30, 2008 and 2007, respectively.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,724,133	$.49	1,771,389	$.66

Effect of dilutive securities: Stock options and warrants	39,876		58,541

Earnings per share, diluted	1,764,009	$.48	1,829,930	$.64

Shares not included in the calculation of diluted earnings per share because they were anti-dilutive were 7,746 and 2,805 for the year-to-date period ending June 30, 2008 and 2007, respectively.

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive loss on the balance sheet as of June 30, 2008 and 2007.

	June 30, 2008	June 30, 2007
Net Income	$852,218	$1,176,674
Net unrealized holding losses during the period	(313,586)	(223,400)
Less reclassification adjustments for gains included in net income	(78)	—
Income tax benefit	106,645	75,956

Change in accumulated other comprehensive income loss	(207,019)	(147,444)

Total Comprehensive Income	$645,199	$1,029,230

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of June 30, 2008, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options have been forfeited and go back into the Plan for issuance.

As of June 30, 2008 the Corporation has reserved 238,794 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

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

MainStreet recorded $11,594 and $5,062 in equity-based compensation cost during the quarters ended June, 2008 and 2007, respectively. Compensation cost in the amount of $22,402 and $10,125 was recorded for the years ending June 30, 2008 and 2007, respectively.

MainStreet received $49,995 and $99,990 in cash from the exercise of warrants and stock options during the first six months of June 30, 2008 and 2007, respectively. MainStreet did not have anyone exercise warrants or stock options during the quarters ended June 30, 2008 and 2007, respectively. MainStreet will receive a tax benefit in the amount of $15,727 with the filing of its 2008 corporate income tax return and recognized a tax benefit of $54,866 for 2007 based on these exercises.

Following is a status and summary of changes of options and warrants during the six months ended June 30, 2008:

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

	Six Month Period Ended June 30, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	229,324	$11.37
Granted	—	—
Exercised	5,500	9.09
Forfeited	—	—

Outstanding at June 30, 2008	223,824	$11.43	5.86	$597,610

Exercisable at June 30, 2008	200,752	$10.94	5.56	$634,376

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on changes in the market value of the Corporation’s stock.

The total intrinsic value of stock options and warrants exercised during the years ended June 30, 2008 and 2007 was $46,255 and $104,610, respectively.

As of June 30, 2008 and 2007, there was $91,064 and $49,672, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of three years.

As of June 30, 2008, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$9.09	55,916	2.10
9.55	33,000	5.00
12.09	89,264	7.40
12.09	18,121	7.50
16.75	4,451	8.50

$9.09 - $16.75	200,752

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

At June 30, 2008, outstanding commitments to extend credit including letters of credit were $32,725,064. There are no commitments to extend credit on impaired loans.

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

The Corporation has in internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts into an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $258,878 at June 30, 2008. There were no such accounts at December 31, 2007.

Note 9 – Fair Value Measurements

BankShares utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of individual assets.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within level 1of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U. S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of MainStreet’s securities are considered to be Level 2 securities.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is depended on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

June 30, 2008	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$—	$—	$22,653,338	$—

Total assets at fair value	$—	$—	$22,653,338	$—

Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

June 30, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$—	$—	$—	$1,235,804
Other Real Estate Owned	$—	$—	$—	$699,900

Total assets at fair value	$—	$—	$—	$1,935,704

Total liabilities at fair value	$—	$—	$—	$—

Note 10 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

June 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated as a Virginia corporation on January 14, 1999. The Corporation was primarily organized to serve as a bank holding Company. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The additional capital was used principally to aid in maintaining all regulatory capital ratios at the adequately capitalized level. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. Currently, MainStreet has two wholly-owned subsidiaries, Franklin Community Bank, National Association (“Franklin Bank”) and MainStreet RealEstate, Inc. (“MainStreet RE”).

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. Franklin Bank currently has four branches including its main office. Franklin Bank opened its third banking office in the 220 North Corridor of Franklin County on June 19, 2007. It opened its fourth banking office in the Union Hall area of Franklin County and Smith Mountain Lake on August 15, 2007 which is called the Southlake Office.

MainStreet RE was formed as a subsidiary of MainStreet effective February 8, 2007. This subsidiary was formed for the sole purpose of owning the real estate of the Corporation.

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”). MainStreet sold its interest in Smith River Bank on March 23, 2005 for $6.5 million. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expense. The outstanding principal balance of such loans at June 30, 2008 totaled $88,224 and consisted of one loan. MainStreet initially recorded a contingent liability of $250,000 against such loans in 2005. MainStreet has paid Smith River $201,526 in 2006 to indemnify them for two such loans.

MAINSTREET BANKSHARES, INC.

June 30, 2008

MainStreet no longer maintains a reserve against the one loan due to the collateral securing the loan. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired March 22, 2008. MainStreet elected not to renew the Servicing Agreement.

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

Overview

Total assets at June 30, 2008 were $224,953,598 as compared to $205,781,882 at December 31, 2007, an increase of $19,171,716, or 9.32%. An increase in deposits and repurchase agreements has funded this increase in total assets. The largest component of total assets at June 30, 2008 was net loans in the amount of $185,211,404, followed by securities available for sale with a balance of $22,653,338. The loan to deposit ratio at June 30, 2008 and December 31, 2007 was 99.39% and 98.33%, respectively. Liquidity is being monitored closely with this high loan to deposit ratio.

MainStreet and Franklin Bank were well capitalized at June 30, 2008. The book value of shareholders’ equity at June 30, 2008 was $12.37 per share. MainStreet will pay its fourth cash dividend on August 8, 2008 to shareholders of record on July 18, 2008 in the amount of $.05 per share.

MAINSTREET BANKSHARES, INC.

June 30, 2008

Net income for the year-to-date periods ending June 30, 2008 and 2007 were $852,218 and $1,176,674, respectively, which equated to basic earnings per share of $.49 and $.66, respectively. Net income for the quarters ending June 30, 2008 and 2007 was $335,993 and $600,805, respectively. Basic earnings per share for the three months ending June 30, 2008 and 2007 were $.19 and $.33, respectively. Annualized return on average assets at June 30, 2008 was .79% and annualized return on average shareholders’ equity was 8.02%. Annualized return on average assets at June 30, 2007 was 1.21% and annualized return on average shareholders’ equity was 11.91%.

For the six months ending June 30, 2008 and 2007, the net interest margin was 3.32% and 3.84%, respectively, a 52 basis point decline. The yield on interest earning assets for the year-to-date period ending June 30, 2008 was 6.80% compared to 7.88% for the year-to-date period ending June 30, 2007, a decline of 108 basis points. The funding side of the interest margin dropped during this time period also, but only by 56 basis points. MainStreet’s net interest margin for the three month period ending June 30, 2008 and June 30, 2007 was 3.29% and 4.00%, respectively, a decline of 71 basis points. The yield on interest earning assets for the second quarter ending June 30, 2008 and 2007 was 6.57% and 8.01%, respectively, a decline of 144 basis points, compared to a 73 basis points decline in the funding side of the net interest margin. As can be noted from the above ratios, the decrease in the net interest margin was primarily caused by a decline in the rates on interest earning assets. The funding costs have declined also, but competition for deposits in Franklin Bank’s primary market area has been fierce and deposit rates have remained stubbornly high. Franklin Bank has paid rates on deposits at or close to top of market.

In September 2007, the Federal Reserve began lowering the short term interest rates with three cuts through year-end resulting in 100 basis point drop. Year-end 2007 ended with a prime rate of 7.25%. The Federal Reserve continued its interest rate reductions in the first quarter of 2008 with three different rate cuts totaling 200 basis points and once in the second quarter with 25 basis points. Prime was 5.00% at June 30, 2008. MainStreet is asset sensitive and interest rates on variable rate loans make up a little more than 40% of Franklin Bank’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, as we are currently in, asset sensitivity initially has a negative impact on the net interest margin. Deposit rates are slower to reprice. Franklin Bank’s market is also very competitive and, as indicated above, deposit rates have stubbornly remained high. Time deposits and certificates of deposit greater than $100 thousand comprised 63.94% of total deposits at quarter end. With the repricing terms of these deposits, Franklin Bank may feel some relief from the interest rate declines in its net interest margin during the remainder of the year. In September 2007, we put in place a repurchase agreement to enhance net income with a spread of approximately 140 basis points on $7.5 million. In January 2008, we put in place another repurchase agreement of $6.0 million anticipated to enhance interest income on that amount by 215 basis points.

Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the vitality of real estate markets generally. The Franklin real estate market has experienced softening. Franklin Bank’s future growth may be negatively affected if real estate markets remain depressed or deteriorate further.

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

Net interest income for the first six months of 2008 was $3,419,306 compared to $3,598,718 for the first six months of 2007, a decline of $176,412, or 4.91%. Net interest income was $1,724,002 for the three months ending June 30, 2008 compared to $1,886,964 for the three months ending June 30, 2007, a

MAINSTREET BANKSHARES, INC.

June 30, 2008

decrease of $162,962, or 8.64%. The reasons for the decline in net interest income are discussed above. The decline in the prime rate affecting our loan portfolio sooner than the interest we pay on our deposits is a principal factor along with the strong competition for deposits in our market which limits our ability to reduce interest we offer for deposits.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on homogenous loan pools, identifying impairment, historical losses, credit concentrations, economic conditions, and other risks. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense.

A provision for loan losses of $272,100 and $144,021 was recorded for the six month period ending June 30, 2008 and 2007, respectively. Provision expense for the second quarter of 2008 and 2007 was $246,200 and $144,021, respectively. While loan growth has attributed to some of the increase, an upswing in nonperforming loans has also added to the additional expense. Nonperforming loans (nonaccrual and over 90 days past due) were $1,318,330 at June 30, 2008 and $630,914 at December 31, 2007. The allowance for loan losses was $2,350,143 at June 30, 2008 which equated to 1.25% of loans, net of unearned deferred fees and costs. At December 31, 2007, the allowance was $2,086,592, or 1.21% of loans, net of unearned deferred fees and costs. Net charge-offs of $8,549 and $84,826 for the first six months of 2008 and 2007 equated to .01% and .11%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

Nonaccrual loans at June 30, 2008 were $1,318,330 which represents .70% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. A total of $82,526 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2008 for impaired loans. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Deterioration in the national real estate markets and in our local markets caused by the recent well-publicized credit and liquidity problems at the national and international level may result in longer than historical asset quality issues within local communities like ours.

MainStreet owns one piece of real estate from foreclosed properties at June 30, 2008 in the amount of $699,900 which is included in other assets on the balance sheet.

Noninterest Income

Total noninterest income was $666,882 and $691,800 for the six months ending June 30, 2008 and 2007, respectively, a decline of $24,918, or 3.60%. The following chart demonstrates the categories of change:

MAINSTREET BANKSHARES, INC.

June 30, 2008

Noninterest Income	YTD 6/30/08	YTD 6/30/07	Dollar Change	Percentage Change
Service charges on deposit accounts	$173,007	$127,614	$45,393	35.57%
Mortgage brokerage income	135,318	165,410	(30,092)	(18.19)
Servicing fee income	150,619	282,426	(131,807)	(46.67)
Income on bank owned life insurance	66,039	40,227	25,812	64.17
Other fee income & miscellaneous	141,899	76,123	65,776	86.41

Service charges on deposits accounts increased $45,393 year-to-date June 30, 2008 compared to the same period in 2007. The primary increase in this category was NSF charges, net of waives and charge-offs. Mortgage brokerage income dropped 18.19% or $30,092 for the six months ending June 30, 2008 compared to June 30, 2007. This decline is a direct result of the softening of the real estate market. Franklin Bank partners with several organizations in which Franklin Bank originates residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. This income is dependent on the real estate market primarily in our market areas. Servicing fee income declined $131,807, or 46.67%, for the comparable period year-to-date June 30, 2008 and 2007. The Servicing Agreement with Smith River Bank ended on March 22, 2008, per MainStreet’s election to not renew. The 2008 income does include the allowable increase per the Agreement for the period serviced in 2008. It also included costs for deconversion of their data from our systems. It is anticipated that loss of revenue from termination of the Servicing Agreement will be offset to some degree by a reduction in noninterest expense. During the first quarter of 2007, Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on the President/CEO and the Executive Vice President/CFO. The increase in income from this item in 2008 resulted from having a full year of income accrual to date in 2008 but not in 2007. Other fee income and miscellaneous income increased $65,776, or 86.41% in the first half of 2008 compared to the first half of 2007. Franklin Bank began in late first quarter 2007 performing its own evaluations on loans originated in the amount of $250,000 and less not requiring an appraisal. This income increased $12,600 in 2008 over 2007. Also, ATM and debit card fee income increased $15,520 in 2008 over 2007 income. As previously mentioned, MainStreet is no longer maintaining a reserve against the one remaining loan that they are indemnifying to Smith River Bank. The accrual of $15.7 thousand was reversed in the first quarter of 2008 and recorded in miscellaneous income. MainStreet owns a small percentage in a title company. This income was $34.2 thousand in 2008 compared to $16.4 thousand in 2007.

Total noninterest income for the second quarter end June 30, 2008 and 2007 was $258,999 and $349,638, respectively, a decline of $90,639, or 25.92%.

Noninterest Income	QTD 6/30/08	QTD 6/30/07	Dollar Change	Percentage Change
Service charges on deposit accounts	$82,972	$60,259	$22,713	37.69%
Mortgage brokerage income	56,565	75,454	(18,889)	(25.03)
Servicing fee income	2,751	141,390	(138,639)	(98.05)
Income on bank owned life insurance	37,467	30,170	7,297	24.19
Other fee income & miscellaneous	79,244	42,365	36,879	87.05

Income from service charges on deposit accounts was $22,713, or 37.69%, greater for the second quarter of 2008 compared to the second quarter of 2007 primarily due to an increase in NSF fee income. Mortgage brokerage income declined $18.9 thousand in 2008 compared to the second quarter of 2007 due to the softening of the real estate market. As mentioned previously, we elected to not renew our Servicing Agreement with Smith River Bank. Minimal fee income was received in the second quarter of this year from deconversion costs. Other fee income and miscellaneous income increased $36,879 in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the title income and the ATM and debit card income.

MAINSTREET BANKSHARES, INC.

June 30, 2008

Noninterest Expense

Total noninterest expense was $2,550,645 and $2,405,698 for the six month period ending June 30, 2008 and 2007, respectively, an increase of $144,947 or 6.03%. The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2008 and 2007, the dollar change, and the percentage change.

Expense	YTD 6/30/08	YTD 6/30/07	Dollar Change	Percentage Change
Salaries and employee benefits	$1,327,592	$1,273,508	$54,084	4.25%
Occupancy and equipment	410,917	321,873	89,044	27.66
Professional fees	106,651	195,269	(88,618)	(45.38)
Advertising and promotion	41,276	57,498	(16,222)	(28.21)
Outside processing	223,283	193,229	30,054	15.55
Franchise tax	106,500	98,520	7,980	8.10
Other expenses	334,426	265,801	68,625	25.82

Franklin Bank opened two additional banking offices in 2007 which added to noninterest expense considerably. Its 220 North Office opening in June 2007 and its Southlake office opened in August 2007. As can be seen by the chart, the largest component of noninterest expense continues to be salaries and employee benefits. A major contributor to the increase in this expense was the cost of the personnel hired to staff the two new offices. Salary and employee benefits expense for the two new offices added approximately $155,898 to expense in 2008 over 2007. Also, MainStreet implemented a Supplemental Executive Retirement Plan (“SERP”) in 2007. The SERP covers the President/CEO and the Executive Vice President/CFO and is funded by the BOLI. This expense was $65.2 thousand for 2008 compared to $23.2 thousand in 2007. Franklin Bank also hired some additional employees in 2007 in addition to those hired to staff the new branches whose total expense is included in the first half of 2008 along with normal performance increases. Offsetting these increases in salaries and employee benefits was a decline in the incentive and bonus accrual of $173.1 thousand due to no incentive being paid in the first half of 2008. MainStreet’s employees are its most valuable resource and asset.

Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. This expense increased $89,044 year-to-date 2008 over the same period in 2007. The two new offices contributed to this expense with rent, depreciation, and service maintenance contracts. Professional fees include fees for audit, legal, and other and decreased $88,618 or 45.38% during the first six months of 2008 versus 2007 primarily due to a decline in legal fees and other professional fees. Outside processing expense increased $30,054 or 15.55% in 2008 compared to 2007. Of this amount, $19.8 thousand was due to increased costs associated with MainStreet’s core data processor. These costs are primarily related to new products such as branch capture and bill pay which were implemented by the Corporation during 2007. Other expenses increased $68,625 in the year to year comparison. These expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, director fees, supplies, telephone, postage, seminars and education, and contributions.

Total noninterest expense was $1,240,715 and $1,217,556 for the three month period ending June 30, 2008 and 2007, respectively, an increase of $23,159 or 1.90%. The following chart shows the categories of noninterest expenses for the three month period ending June 30, 2008 and 2007, the dollar change, and the percentage change.

MAINSTREET BANKSHARES, INC.

June 30, 2008

Expense	QTD 6/30/08	QTD 6/30/07	Dollar Change	Percentage Change
Salaries and employee benefits	$621,726	$643,024	$(21,298)	(3.31)%
Occupancy and equipment	207,077	167,018	40,059	23.98
Professional fees	62,439	97,332	(34,893)	(35.85)
Advertising and promotion	29,705	28,749	956	3.33
Outside processing	105,649	95,289	10,360	10.87
Franchise tax	54,000	49,260	4,740	9.62
Other expenses	160,119	136,884	23,235	16.97

The quarter-to-quarter comparisons are primarily due to the same expenses as described above in the year-to-date comparisons.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax, as disclosed above, that is based on the capital of the entity. MainStreet recorded income tax expense in the amount of $411,225 and $561,125 for the six month period ending June 30, 2008 and 2007, respectively. For the second quarter of 2008 and 2007, income tax expense of $160,093 and $274,220, respectively, was recorded. The effective rate of income taxes differs from the statutory rate of 34% primarily due to tax-exempt interest income on municipal bonds and tax-exempt income on bank owned life insurance.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The entire securities portfolio was categorized as available-for-sale at June 30, 2008 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

MAINSTREET BANKSHARES, INC.

June 30, 2008

	June 30, 2008		December 31, 2007
Commercial	$120,665,782	64.36%	$108,463,308	62.81%
Residential real estate	25,029,670	13.35	21,401,952	12.39
Consumer	41,799,803	22.29	42,835,135	24.80

Total	$187,495,255	100.00%	$172,700,395	100.00%

Gross loans increased $14,794,860 or 8.57% at June 30, 2008 compared to December 31, 2007. The mix of the type of loans remains comparable with consumer lending slowing somewhat and commercial lending and residential real estate lending increasing. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has softened. Commercial loans are the primary source of lending. Commercial lending in Franklin Bank’s markets is highly competitive.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at June 30, 2008. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $38,983,718; loans for construction of buildings with an outstanding balance of $27,934,629; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $18,523,280. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

Impaired loans totaled $1,318,330 at June 30, 2008, all of which were on nonaccrual status. A total of $82,526 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2008 for impaired loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

There were $0 and $483,636 in loans past due more than 90 days, still accruing interest, at June 30, 2008 and December 31, 2007, respectively. Nonaccrual loans were $1,318,330 and $147,278 at June 30, 2008 and December 31, 2007, respectively. Lost interest related to impaired loans as of June 30, 2008 and June 30, 2007 was $34,016 and $15,236, respectively. The nonaccrual loans were .70% and .09% of loans, net of unearned income, at June 30, 2008 and December 31, 2007, respectively. Including loans past due 90 days, nonaccrual loans, other real estate and other foreclosed property, the amounts have increased $661,045 at June 30, 2008 from December 31, 2007. While increased, this still compares favorably to our peers. Overall, the Bank continues to work with troubled borrowers when appropriate and likewise to move quickly to identify and resolve any problem loans. Due to the increase in nonperforming loans during 2008, additional dollars have been reserved in the allowance for loan losses for potential future losses.

Deposits

Total deposits at June 30, 2008 and December 31, 2007 were $188,710,614 and $175,716,797, respectively, an increase of $12,993,817 or 7.39%. The deposit mix was as follows:

MAINSTREET BANKSHARES, INC.

June 30, 2008

	June 30, 2008		December 31, 2007
Demand	$20,081,402	10.64%	$18,430,757	10.49%
Interest checking	13,827,749	7.33	7,740,195	4.41
Money markets	23,231,232	12.31	14,732,384	8.38
Savings	10,912,877	5.78	11,441,921	6.51
Time deposits $100,000 and over	50,145,215	26.57	51,414,626	29.26
Other time deposits	70,512,139	37.37	71,956,914	40.95

Total	$188,710,614	100.00%	$175,716,797	100.00%

As can be seen by the chart, demand deposits, interest checking and money markets have increased as a percentage of total deposits while savings, time deposits $100,000 and over, and other time deposits have each declined as a percentage of total deposits. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 3.90% and 4.79%, respectively for the three months ended June 30, 2008 and 2007. The overall cost of interest bearing deposits was 4.14% and 4.79%, respectively for the six months ended June 30, 2008 and 2007. Although short-term interest rates began to decline in the last four months of 2007 and during the first six months of 2008 (mostly in the first quarter of 2008), deposit rates offered in the market have remained stubbornly high.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Interest rates have begun to decline during the latter part of 2007 and during the first six months of 2008, mostly during the first quarter of 2008. Unless and until deposit rates are lowered accordingly, the net interest margin will continue to compress and net income will suffer as a result. As our deposit liabilities mature and reprice, gradual improvement should be seen in the net interest margin.

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

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not

FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $258,878 at June 30, 2008. There were no such accounts at December 31, 2007.

MAINSTREET BANKSHARES, INC.

June 30, 2008

Shareholders’ Equity

Total shareholders’ equity was $21,335,747 and $21,025,110 at June 30, 2008 and December 31, 2007, respectively. Book value per share was $12.37 and $12.13 at June 30, 2008 and December 31, 2007, respectively.

At a regularly scheduled Board meeting on September 19, 2007, MainStreet approved a plan to repurchase up to 100,000 shares of the Company’s common stock. The open ended plan was effective immediately. Shares may be purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased, if any, will be based on various market conditions. No termination date was set for the program. As of June 30, 2008, 67,800 shares at a total cost of $1,043,840 had been repurchased. This initiative was executed to enhance shareholder value and to increase liquidity options available to shareholders.

MainStreet’s Board of Directors, at their regularly scheduled board meeting on September 19, 2007 approved a cash dividend of $.05 which was paid on November 9, 2007 to shareholders of record on October 19, 2007. This was MainStreet’s first cash dividend since its inception. Most recently, the Board of Directors of MainStreet on June 18, 2008 approved a cash dividend of $.05 per share payable on August 8, 2008 to shareholders of record on July 18, 2008. This last dividend declaration is MainStreet’s fourth consecutive quarterly dividend. The dividend initiative was also executed to enhance shareholder value and provide shareholders with a current return on their investment consistent with MainStreet’s historical success and projected future capital requirements. MainStreet previously approved a share dividend that was payable December 15, 2006 to shareholders of record on November 30, 2006. Minimal cash for fractional shares was paid to shareholders by MainStreet.

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

	June 30, 2008	December 31, 2007
Tier I Leverage Ratio (Actual)	9.56%	10.21%
Tier I Leverage Ratio (Quarterly Ave.)	9.84	10.21
Tier I Risk-Based Capital Ratio	11.39	11.82
Tier II Risk-Based Capital Ratio	12.63	12.99

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at June 30, 2008.

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan

MAINSTREET BANKSHARES, INC.

June 30, 2008

demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $32,725,064 at June 30, 2008. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at June 30, 2008 and December 31, 2007 was 5.32% and 8.10%, respectively. Core deposits are the primary foundation for liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques to manage interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 interest rate environment. A shock report for these rates along with a ramped approach with each is modeled. With the shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.

The following table demonstrates the percentage change in net interest income from the current level prime rate of 5.00% in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	8.00%	9.00	18.00
+200 bp	7.00	6.00	11.00
+100 bp	6.00	3.00	6.00
-100 bp	4.00	- 3.00	- 5.00
-200 bp	3.00	- 6.00	- 10.00
-300 bp	2.00	- 9.00	- 17.00

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

June 30, 2008

this plan are 150,700. Currently, there are 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options have been forfeited and go back into the Plan for issuance. Please refer to Footnote 6 for a discussion on stock options and warrants.

Recent Accounting Developments

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS162). SFAS 162 identifies the sources of accounting principles and the framework of selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 has been criticized because it is directed to the auditor, is complex, and ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the entity should be responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Secondly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Corporation does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

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

MAINSTREET BANKSHARES, INC.

June 30, 2008

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

Item 4T.	Controls and Procedures

MainStreet’s principal executive officer and principal financial officer have reviewed MainStreet’s disclosure controls and procedures (as defined in 204.13a-15(e) and 204.15d-15(e)) as of the end of the period covered by this quarterly report and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective. There have not been any changes in our internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

MAINSTREET BANKSHARES, INC.

June 30, 2008

PART II. OTHER INFORMATION

Item 4.	Submission of Mattes to a Vote of Security Holders

MainStreet BankShares, Inc. held its ninth annual meeting of shareholders on April 17, 2008 at The Franklin Center in Rocky Mount, Virginia. There was one matter submitted to a vote of security holders, which was the election of two directors.

		For	Against
Larry A. Heaton	(Class A – Term expires 2011)	1,216,366	8,719
Michael A. Turner	(Class A – Term expires 2011)	1,216,942	8,143

The following classes of directors also continued after the meeting:

Class B Directors – Term Expires 2009

Joseph F. Clark	Director
C. Laine Dalton	Director
Joel R. Shepherd	Director

Class C Directors – Term Expires 2010

William L. Cooper, III	Director
John M. Deekens	Director
Danny M. Perdue	Director

Item 5.	Other Information

None.

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: August 8, 2008	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference; and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Carey D. Wrenn incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.10	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15d – 14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)