Form 10-Q
period 2008-09-30
MAINSTREET BANKSHARES INC
filed 2008-11-10
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of October 31, 2008

MAINSTREET BANKSHARES, INC.

Form 10-Q

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited).

2.	Consolidated Statements of Income for the quarters ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited).

3.	Consolidated Statements of Income for the year-to-date periods ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited).

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
ASSETS

Cash and due from banks	$2,445,326	$2,745,795
Interest-bearing deposits in banks	120,090	469,186
Federal funds sold	4,432,000	970,000
Securities available for sale, at fair value	20,716,574	22,569,594
Restricted equity securities	1,187,400	741,300
Loans:
Commercial loans	126,258,877	108,463,308
Residential real estate loans	24,224,545	21,401,952
Consumer loans	40,769,286	42,835,135

Total Gross Loans	191,252,708	172,700,395
Unearned deferred fees and costs, net	86,140	82,324

Loans, net of unearned deferred fees and costs	191,338,848	172,782,719
Less: Allowance for loan losses	2,395,662	2,086,592

Net Loans	188,943,186	170,696,127
Bank premises and equipment, net	2,208,754	2,388,729
Accrued interest receivable	917,249	973,880
Bank owned life insurance	2,691,850	2,596,897
Other assets	1,572,213	1,630,374

TOTAL ASSETS	$225,234,642	$205,781,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand deposits	$17,065,630	$18,430,757
Interest checking deposits	7,914,885	7,740,195
Money market deposits	20,944,883	14,732,384
Savings deposits	10,702,702	11,441,921
Time deposits $100,000 and over	51,184,610	51,414,626
Other time deposits	71,139,219	71,956,914

Total Deposits	178,951,929	175,716,797
Corporate cash management	312,970	—
Short-term borrowings	9,500,000	—
Repurchase agreements	13,500,000	7,500,000
Accrued interest payable and other liabilities	1,160,724	1,539,975

Total Liabilities	203,425,623	184,756,772
Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,724,375 and 1,733,875 shares at September 30, 2008 and December 31, 2007, respectively	17,919,749	18,071,032
Retained earnings	3,830,660	2,941,122
Accumulated other comprehensive income	58,610	12,956

Total Shareholders’ Equity	21,809,019	21,025,110

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$225,234,642	$205,781,882

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Interest and Dividend Income:
Interest and fees on loans	$3,163,394	$3,476,241
Interest on interest-bearing deposits	713	6,309
Interest on federal funds sold	6,282	105,416
Interest on securities available for sale	312,797	165,728
Dividends on restricted equity securities	10,834	11,163

Total Interest and Dividend Income	3,494,020	3,764,857

Interest Expense:
Interest on time deposits $100,000 and over	547,578	661,367
Interest on other deposits	914,404	1,209,007
Interest on short-term borrowings	54,997	—
Interest on repurchase agreements	135,624	11,429

Total Interest Expense	1,652,603	1,881,803

Net Interest Income	1,841,417	1,883,054
Provision for loan losses	362,000	22,000

Net Interest Income After Provision for Loan Losses	1,479,417	1,861,054

Noninterest Income:
Service charges on deposit accounts	72,062	68,286
Mortgage brokerage income	56,528	54,724
Servicing fee income	—	140,613
Income on bank owned life insurance	28,914	30,170
Gain on sale of securities available for sale	46,262	—
Loss on sale of other real estate owned and repossessions	(54,455)	(800)
Other fee income and miscellaneous income	58,206	51,402

Total Noninterest Income	207,517	344,395

Noninterest Expense:
Salaries and employee benefits	662,735	728,567
Occupancy and equipment expense	207,647	187,820
Professional fees	46,780	77,409
Advertising and promotion	29,700	28,749
Outside processing	96,918	101,394
Franchise tax	46,000	45,260
Other expenses	158,587	186,648

Total Noninterest Expense	1,248,367	1,355,847

Net Income Before Tax	$438,567	$849,602
Income Tax Expense	143,341	275,437

Net Income	$295,226	$574,165

Earnings Per Share Basic	$.18	$.33

Earnings Per Share Diluted	$.17	$.31

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest and Dividend Income:
Interest and fees on loans	$9,442,726	$10,122,163
Interest on interest-bearing deposits	6,202	17,908
Interest on federal funds sold	53,102	547,467
Interest on securities available for sale	976,479	441,961
Dividends on restricted equity securities	33,081	42,617

Total Interest and Dividend Income	10,511,590	11,172,116

Interest Expense:
Interest on time deposits $100,000 and over	1,770,425	1,945,609
Interest on other deposits	3,013,110	3,529,283
Interest on short-term borrowings	64,005	207,023
Interest on repurchase agreements	403,327	11,429

Total Interest Expense	5,250,867	5,693,344

Net Interest Income	5,260,723	5,478,772
Provision for loan losses	634,100	166,021

Net Interest Income After Provision for Loan Losses	4,626,623	5,312,751

Noninterest Income:
Service charges on deposit accounts	245,069	195,900
Mortgage brokerage income	191,846	220,134
Servicing fee income	150,619	423,039
Income on bank owned life insurance	94,953	70,397
Gain on sale of securities available for sale	46,340	—
Loss on sale of other real estate owned and repossessions	(57,392)	(977)
Other fee income and miscellaneous income	202,964	127,702

Total Noninterest Income	874,399	1,036,195

Noninterest Expense:
Salaries and employee benefits	1,990,327	2,002,075
Occupancy and equipment expense	618,564	509,693
Professional fees	153,431	272,678
Advertising and promotion	70,976	86,247
Outside processing	320,201	294,623
Franchise tax	152,500	143,780
Other expenses	493,013	452,449

Total Noninterest Expense	3,799,012	3,761,545

Net Income Before Tax	$1,702,010	$2,587,401
Income Tax Expense	554,566	836,562

Net Income	$1,147,444	$1,750,839

Earnings Per Share Basic	$.67	$.99

Earnings Per Share Diluted	$.65	$.96

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash Flows From Operating Activities
Net income from operations	$1,147,444	$1,750,839
Provision for loan losses	634,100	166,021
Depreciation and amortization	212,337	160,015
Amortization of discounts and premiums, net	(9,386)	(28,068)
Gain on sale of securities	(46,340)	—
Loss on other real estate owned and repossessions	57,392	977
Stock option expense	33,995	15,188
Deferred tax benefit	(128,423)	(18,438)
(Increase) decrease in accrued interest receivable	56,631	(156,697)
Decrease in other assets	(563,121)	(888,916)
Increase in value of BOLI	(94,953)	(70,397)
Increase (decrease) in accrued interest payable and other liabilities	(378,776)	70,932
Tax benefit of warrant exercise	15,727	54,865

Net cash provided by operating activities	936,627	1,056,321

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits in other banks	349,096	(202,669)
(Increase) decrease in federal funds sold	(3,462,000)	7,478,000
Purchases of bank premises and equipment	(32,362)	(1,818,610)
Purchases of securities available for sale	(10,982,891)	(35,739,026)
Purchases of restricted equity securities	(446,100)	(46,200)
Redemptions of restricted equity securities	—	450,000
Calls/maturities/repayments of securities available for sale	7,934,116	30,962,309
Proceeds from sale of securities	5,026,694	—
Proceeds from sale of other real estate owned and repossessions	668,794	322,795
Loan originations and principal collections, net	(18,881,159)	(12,227,311)
Purchase of bank owned life insurance	—	(2,500,000)

Net cash used in investing activities	(19,825,812)	(13,320,712)

Cash Flows From Financing Activities
Increase (decrease) in time deposits $100,000 and over	(230,016)	1,788,142
Increase (decrease) in other time deposits	(817,695)	5,066,819
Increase in other deposits	4,282,843	6,628,073
Repayment of short-term borrowings	—	(10,000,000)
Proceeds from short-term borrowings	9,500,000	—
Proceeds from repurchase agreement	6,000,000	7,500,000
Increase in corporate cash management	312,970	—
Dividends paid	(258,381)	—
Repurchase of common stock	(251,000)	—
Proceeds from issuance of common stock	49,995	199,980

Net cash provided by financing activities	18,588,716	11,183,014

Net decrease in cash	$(300,469)	$(1,081,377)
Cash and due from banks at beginning of period	2,745,795	3,581,616

Cash and due from banks at end of period	$2,445,326	$2,500,239

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,378,383	$5,688,300

Cash paid during the period for taxes	$867,122	$920,000

Unrealized (gain) loss on securities available for sale	$(69,173)	$172,265

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”). MainStreet sold its interest in Smith River Bank on March 23, 2005 for $6.5 million. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at September 30, 2008 totaled $87,143 and consisted of one loan. MainStreet initially recorded a contingent liability of $250,000 against such loans. MainStreet paid Smith River $201,526 in 2006 to indemnify them for two such loans. MainStreet no longer maintains a reserve against the one loan due to the collateral securing the loan. Also, as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired on March 22, 2008. MainStreet elected not to renew the Servicing Agreement.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions. Other real estate owned totaled $429,500 and $703,771 at September 30, 2008 and December 31, 2007, respectively, and is included in other assets on the Corporation’s balance sheet.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS .No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $11,594 and $5,062 for the quarters ending September 30, 2008 and 2007, respectively. Compensation cost in the amount of $33,995 and $15,188 was recorded for the years ending September 30, 2008 and 2007, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 6 to the consolidated financial statements herein.

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

September 30, 2008

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2008 and December 31, 2007 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$1,299,247	$209	$(3,464)	$1,295,992
Mortgage backed securities	19,328,525	105,126	(13,069)	19,420,582

Total securities available for sale	$20,627,772	$105,335	$(16,533)	$20,716,574

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies	$4,007,723	$9,703	$(2,907)	$4,014,519
Mortgage backed securities	15,931,085	58,159	(22,629)	15,966,615
Municipal bonds	2,611,156	10,032	(32,728)	2,588,460

Total securities available-for-sale	$22,549,964	$77,894	$(58,264)	$22,569,594

At September 30, 2008 and December 31, 2007, there were five securities and twelve securities in an unrealized loss position for less than twelve months, respectively. At September 30, 2008 and December 31, 2007 there were no securities and six securities that were in an unrealized loss position for twelve months or more, respectively. The unrealized losses are the result of changes in market interest rates rather than changes in the underlying credit quality of the issuers. At September 30, 2008 and December 31, 2007, MainStreet had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, MainStreet has not recognized any other-than temporary impairment in connection with these securities during 2008. The following tables detail unrealized losses and related fair values in MainStreet’s investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008 and December 31, 2007.

	September 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$798,762	$(3,464)	$—	$—	$798,762	$(3,464)
Mortgage backed securities	1,411,803	(13,069)	—	—	1,411,803	(13,069)

Total temporarily impaired securities	$2,210,565	$(16,533)	$—	$—	$2,210,565	$(16,533)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

Federal Reserve Bank stock and Federal Home Loan Bank stock are included in restricted equity securities and totaled $390,100 and $797,300, respectively, at September 30, 2008.

Note 3 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Balance at beginning of year	$2,086,592	$1,942,781
Provision for loan losses	634,100	166,021
Recoveries	5,471	27,407
Charge-offs	(330,501)	(94,668)

Balance at period end	$2,395,662	$2,041,541

Net charge-offs of $325,030 and $67,261 for the first nine months of 2008 and 2007, respectively, equated to .24% and .06%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at September 30, 2008 was $2,395,662 or 1.25% of loans, net of unearned income and deferred fees. At December 31, 2007, the loan loss reserve was $2,086,592 or 1.21% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	September 30, 2008	December 31, 2007
Nonaccrual loans and leases	$1,139,323	$147,278
Foreclosed real estate	429,500	703,771
Other foreclosed property	11,065	22,500

Total foreclosed property	440,565	726,271

Total nonperforming assets	$1,579,888	$873,549

Loans 90 days or more past due and still accruing	$—	$483,636

Impaired loans totaled $1,139,323 and $147,278 at September 30, 2008 and December 31, 2007, respectively, of which all were on nonaccrual. Lost interest related to these loans at September 30, 2008 and December 31, 2007 was $50,005 and $15,421, respectively. A total of $129,172 in specific reserves was included in the balance of the allowance for loan losses as of September 30, 2008 for impaired loans.

Overdrafts reclassified to loans at September 30, 2008 and December 31, 2007 were $31,185 and $93,102, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

Note 4 – Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,724,375	$.18	1,778,799	$.33

Effect of dilutive securities: Stock options and warrants	9,279		51,342

Earnings per share, diluted	1,733,654	$.17	1,830,141	$.31

Shares not included in the calculation of diluted earnings per share because they were anti-dilutive were 135,857 and 14,160 for the third quarter ending September 30, 2008 and 2007, respectively.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,724,214	$.67	1,773,886	$.99

Effect of dilutive securities: Stock options and warrants	29,642		57,308

Earnings per share, diluted	1,753,856	$.65	1,831,194	$.96

Shares not included in the calculation of diluted earnings per share because they were anti-dilutive were 28,311 and 14,160 for the year-to-date period ending September 30, 2008 and 2007, respectively.

Note 5 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain (loss) on the balance sheet as of September 30, 2008 and 2007.

	September 30, 2008	September 30, 2007
Net Income	$1,147,444	$1,750,839

Net unrealized holding gains (losses) during the period	115,513	(172,265)
Less reclassification adjustments for gains included in net income	(46,340)	—
Income tax benefit (expense)	(23,519)	58,570

Change in accumulated other comprehensive income (loss)	45,654	(113,695)

Total Comprehensive Income	$1,193,098	$1,637,144

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

Note 6 – Stock Options and Warrants

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

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of September 30, 2008, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options have been forfeited and placed back into the Plan for issuance.

As of September 30, 2008 the Corporation has reserved 238,794 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

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

MainStreet recorded $11,594 and $5,062 in equity-based compensation cost during the quarters ended September 30, 2008 and 2007, respectively. Compensation cost in the amount of $33,995 and $15,188 was recorded for the years ending September 30, 2008 and 2007, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

MainStreet received $49,995 and $199,980 in cash from the exercise of warrants and stock options during the first nine months of September 30, 2008 and 2007, respectively. MainStreet did not have anyone exercise warrants or stock options during the quarters ended September 30, 2008 and 2007, respectively. MainStreet will receive a tax benefit in the amount of $15,727 with the filing of its 2008 corporate income tax return and recognized a tax benefit of $54,865 for 2007 based on these exercises.

Following is a status and summary of changes of options and warrants during the nine months ended September 30, 2008:

	Nine Month Period Ended September 30, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	229,324	$11.37
Granted	—	—
Exercised	5,500	9.09
Forfeited	—	—

Outstanding at September 30, 2008	223,824	$11.43	5.61	$154,650

Exercisable at September 30, 2008	200,752	$10.94	5.31	$154,650

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on changes in the market value of the Corporation’s stock. The total intrinsic value of stock options and warrants exercised during the years ended September 30, 2008 and 2007 was $46,255 and $104,610, respectively.

As of September 30, 2008 and 2007, there was $79,470 and $44,609, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted- average period of three years.

As of September 30, 2008, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$ 9.09	55,916	1.85
9.55	33,000	4.75
12.09	89,264	7.15
12.09	18,121	7.25
16.75	4,451	8.25

$9.09 - $16.75	200,752

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

At September 30, 2008, outstanding commitments to extend credit including letters of credit were $27,067,493. There are no commitments to extend credit on impaired loans.

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

Note 8 – Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The pricing rate was fixed at 4.22% until September 18, 2008. On that date, it could have been called by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at September 30, 2008.

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

The Corporation borrowed short-term $9,500,000 from Federal Home Loan Bank of Atlanta (“FHLB”) in July 2008 at the daily rate credit. The interest rate in effect at September 30, 2008 was 3.25%. The borrowing is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second lines, and equity lines.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $312,970 at September 30, 2008. There were no such accounts at December 31, 2007.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

September 30, 2008	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$20,716,574	$—	$20,716,574	$—

Total assets at fair value	$20,716,574	$—	$20,716,574	$—

Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

September 30, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$1,010,151	$—	$—	$1,010,151
Other Real Estate Owned	$429,500	$—	$—	$429,500

Total assets at fair value	$1,439,651	$—	$—	$1,439,651

Total liabilities at fair value	$—	$—	$—	$—

Note 10 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

September 30, 2008

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

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. Franklin Bank currently has four branches including its main office. Franklin Bank opened its third banking office in the 220 North Corridor of Franklin County on June 19, 2007. The fourth banking office, the Southlake Office, in the Union Hall area of Franklin County and Smith Mountain Lake was opened on August 15, 2007.

MainStreet RE was formed as a subsidiary of MainStreet effective February 8, 2007. This subsidiary was formed for the sole purpose of owning the real estate of the Corporation.

When MainStreet was organized, its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”). MainStreet sold its interest in Smith River Bank on March 23, 2005 for $6.5 million. MainStreet downstreamed $4,000,000 to Franklin Bank immediately following the sale of Smith River Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expense. The outstanding principal balance of such loans at September 30, 2008 totaled $87,143

MAINSTREET BANKSHARES, INC.

September 30, 2008

and consisted of one loan. MainStreet initially recorded a contingent liability of $250,000 against such loans in 2005. MainStreet paid Smith River $201,526 in 2006 to indemnify them for two such loans. MainStreet no longer maintains a reserve against the one loan due to the collateral securing the loan. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired March 22, 2008. MainStreet elected not to renew the Servicing Agreement.

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

Overview

Total assets at September 30, 2008 were $225,234,642 as compared to $205,781,882 at December 31, 2007, an increase of $19,452,760 or 9.45%. An increase in deposits, short-term borrowings and repurchase agreements has funded this increase in total assets. The largest component of total assets at September 30, 2008 was net loans in the amount of $188,943,186, followed by securities available for sale with a balance of $20,716,574. The loan to deposit ratio at September 30, 2008 and December 31, 2007 was 106.92% and 98.33%, respectively. Liquidity is being monitored closely with this high loan to deposit ratio and is a concern. Deposits have increased somewhat since last year, but not nearly as much as loans. This has caused the high loan to deposit ratio and the short-term borrowing from the Federal Home Loan Bank of Atlanta (“FHLB”). Deposits rates in our market have stayed stubbornly high making it fiercely competitive. These high deposit rates also have a negative affect on our net interest margin.

MAINSTREET BANKSHARES, INC.

September 30, 2008

MainStreet and Franklin Bank were well capitalized at September 30, 2008. The book value of shareholders’ equity at September 30, 2008 was $12.65 per share. MainStreet will pay its fifth cash dividend on November 7, 2008 to shareholders of record on October 17, 2008 in the amount of $.05 per share.

Net income for the year-to-date periods ending September 30, 2008 and 2007 were $1,147,444 and $1,750,839, respectively, which equated to basic earnings per share of $.67 and $.99, respectively. Net income for the quarters ending September 30, 2008 and 2007 was $295,226 and $574,165, respectively. Basic earnings per share for the three months ending September 30, 2008 and 2007 were $.18 and $.33, respectively. Annualized return on average assets at September 30, 2008 was .70% and annualized return on average shareholders’ equity was 7.15%. Annualized return on average assets at September 30, 2007 was 1.19% and annualized return on average shareholders’ equity was 11.59%.

For the nine months ending September 30, 2008 and 2007, the net interest margin was 3.34% and 3.88%, respectively, a 54 basis point decline. The yield on interest earning assets for the year-to-date period ending September 30, 2008 was 6.67% compared to 7.89% for the year-to-date period ending September 30, 2007, a decline of 122 basis points. The funding side of the interest margin dropped during this time period also, but only by 68 basis points. MainStreet’s net interest margin for the three month period ending September 30, 2008 and September 30, 2007 was 3.38% and 3.98%, respectively, a decline of 60 basis points. The yield on interest earning assets for the third quarter ending September 30, 2008 and 2007 was 6.42% and 7.93%, respectively, a decline of 151 basis points, compared to a 91 basis points decline in the funding side of the net interest margin. As can be noted from the above ratios, the decrease in the net interest margin was primarily caused by a decline in the rates on interest earning assets without a corresponding decline in the funding costs. Competition for deposits in Franklin Bank’s primary market area has been fierce and deposit rates have remained stubbornly high. Franklin Bank has strived to decrease the funding side of the equation, but the market has not cooperated. Deposits must be maintained for liquidity.

In September 2007, the Federal Reserve began lowering the short term interest rates with three cuts through year-end resulting in 100 basis point drop. Year-end 2007 ended with a prime rate of 7.25%. The Federal Reserve continued its interest rate reductions in the first quarter of 2008 with three different rate cuts totaling 200 basis points and once in the second quarter with 25 basis points. Prime was 5.00% at September 30, 2008. The Federal Reserve in early October 2008 lowered the short-term interest rate with a 50 basis point decline. The rate is currently 1.50% with prime at 4.50%. MainStreet is asset sensitive and interest rates on variable rate loans make up a little more than 40% of Franklin Bank’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, as we are currently in, asset sensitivity initially has a negative impact on the net interest margin as deposit rates are slower to reprice. Time deposits and certificates of deposit greater than $100 thousand comprised 68.36% of total deposits at quarter end. Generally, deposits have not had long maturity dates. If competition allows, there may be some repricing opportunities with these deposits. In September 2007, we put in place a repurchase agreement to enhance net income with a spread of approximately 140 basis points on $7.5 million. In January 2008, we put in place another repurchase agreement of $6.0 million anticipated to enhance interest income on that amount by 215 basis points.

Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the vitality of real estate markets generally. The Franklin real estate market has experienced softening. Franklin Bank’s future growth and earnings may be negatively affected if real estate markets remain depressed or deteriorate further.

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

MAINSTREET BANKSHARES, INC.

September 30, 2008

Net interest income for the first nine months of 2008 was $5,260,723 compared to $5,478,772 for the first nine months of 2007, a decline of $218,049, or 3.98%. Net interest income was $1,841,417 for the three months ending September 30, 2008 compared to $1,883,054 for the three months ending September 30, 2007, a decrease of $41,637, or 2.21%. The reasons for the decline in net interest income are discussed above. The decline in the prime rate affecting our loan portfolio sooner than the interest we pay on our deposits is a principal factor along with the strong competition for deposits in our market which limits our ability to reduce interest we offer for deposits.

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

A provision for loan losses of $634,100 and $166,021 was recorded for the nine month period ending September 30, 2008 and 2007, respectively. Provision expense for the third quarter of 2008 and 2007 was $362,000 and $22,000, respectively. While loan growth has attributed to some of the increase, an upswing in nonperforming loans has also added to the additional expense. Nonperforming loans (nonaccrual and over 90 days past due) were $1,139,323 at September 30, 2008 and $630,914 at December 31, 2007. The allowance for loan losses was $2,395,662 at September 30, 2008 which equated to 1.25% of loans, net of unearned deferred fees and costs. At December 31, 2007, the allowance was $2,086,592, or 1.21% of loans, net of unearned deferred fees and costs. Net charge-offs of $325,030 and $67,261 for the first nine months of 2008 and 2007 equated to .24% and .06%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

Nonaccrual loans at September 30, 2008 were $1,139,323 which represents .59% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. A total of $129,172 in specific reserves was included in the balance of the allowance for loan losses as of September 30, 2008 for impaired loans. No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Deterioration in the national real estate markets and in our local markets caused by the recent well-publicized credit and liquidity problems at the national and international level may result in longer than historical asset quality issues within local communities like ours.

MainStreet owned one piece of real estate from foreclosed properties at September 30, 2008 in the amount of $429,500 which is included in other assets on the balance sheet.

MAINSTREET BANKSHARES, INC.

September 30, 2008

Noninterest Income

Total noninterest income was $874,399 and $1,036,195 for the nine months ending September 30, 2008 and 2007, respectively, a decline of $161,796, or 15.61%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 9/30/08	YTD 9/30/07	Dollar Change	Percentage Change
Service charges on deposit accounts	$245,069	$195,900	$49,169	25.10%
Mortgage brokerage income	191,846	220,134	(28,288)	(12.85)
Servicing fee income	150,619	423,039	(272,420)	(64.40)
Income on bank owned life insurance	94,953	70,397	24,556	34.88
Gain on sale of securities available for sale	46,340	—	46,340	100.00
Loss on sale of other real estate owned and repossessions	(57,392)	(977)	(56,415)	(5,774.31)
Other fee income & miscellaneous	202,964	127,702	75,262	58.94

As mentioned above, total noninterest income declined $161,796 year-to-date September 30, 2008 compared to year-to-date September 30, 2007. This decline was primarily reflected in the servicing fee income and the mortgage brokerage income. The Servicing Agreement with Smith River Bank expired on March 22, 2008, per MainStreet’s election to not renew. The 2008 income does include the allowable increase per the Agreement for the period serviced in 2008 along with costs for deconversion of their data from MainStreet’s systems. The loss of revenue from termination of the Servicing Agreement is offset to some degree by a reduction in noninterest expense. The servicing fee income declined $272,420 or 64.40% in the year to year comparison. Mortgage brokerage income reflected a 12.85% drop in 2008 compared to 2007. This decline is a direct result of the softening of the real estate market. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. The other categories of noninterest income did increase somewhat in 2008 compared to 2007. Service charges on deposits accounts increased $49,169 year-to-date September 30, 2008 compared to the same period in 2007. The primary increase in this category was NSF charges, net of waives and charge-offs. During the first quarter of 2007, Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on the President/CEO and the Executive Vice President/CFO. The increase in income from this item in 2008 resulted from having a full year of income accrual to date in 2008 but not in 2007. Other fee income and miscellaneous income increased $75,262, or 58.94% in the first half of 2008 compared to the first half of 2007. Franklin Bank began in late first quarter 2007 performing its own evaluations on loans originated in the amount of $250,000 and less not requiring an appraisal. This income increased $15,525 in 2008 over 2007. Also, ATM and debit card fee income increased $24,460 in 2008 over 2007 income. As previously mentioned, MainStreet is no longer maintaining a reserve against the one remaining loan that is being indemnified to Smith River Bank. The accrual of $15.7 thousand was reversed in the first quarter of 2008 and recorded in miscellaneous income. MainStreet owns a small percentage in a title company. This income was $42.3 thousand in 2008 compared to $30.3 thousand in 2007. The 2008 noninterest income also contains a loss on other real estate and repossessions of $57.4 thousand compared to $1.0 thousand in 2007. Securities gains on sales of securities available for sale were $46.3 thousand in 2008 and none in 2007.

Total noninterest income for the third quarter end September 30, 2008 and 2007 was $207,517 and $344,395, respectively, a decline of $136,878, or 39.74%.

Noninterest Income	QTD 9/30/08	QTD 9/30/07	Dollar Change	Percentage Change
Service charges on deposit accounts	$72,062	$68,286	$3,776	5.53%
Mortgage brokerage income	56,528	54,724	1,804	3.30
Servicing fee income	—	140,613	(140,613)	(100.00)
Income on bank owned life insurance	28,914	30,170	(1,256)	(4.16)
Gain on sale of securities available for sale	46,262	—	46,262	100.00
Loss on other real estate owned and repossessions	(54,455)	(800)	(53,655)	(6,706.88)
Other fee income & miscellaneous	58,206	51,402	6,804	13.24

MAINSTREET BANKSHARES, INC.

September 30, 2008

The decline in noninterest income for the third quarter of 2008 compared to the third quarter of 2007 was primarily due to the loss of servicing fee income. As mentioned previously, MainStreet elected to not renew the Servicing Agreement with Smith River Bank. Service charges on deposit accounts and mortgage brokerage income fluctuated minimally in the quarter to quarter comparison. Other fee income and miscellaneous income increased $6.8 thousand in the quarters comparison. This was primarily due to the same increases as in the year-to-date comparisons. Gain on sale of securities available for sale was $46.3 thousand in 2008 and none in 2007. Loss on other real estate owned and repossessions was $54.5 thousand and $.8 thousand at September 30, 2008 and 2007, respectively.

Noninterest Expense

Total noninterest expense was $3,799,012 and $3,761,545 for the nine month period ending September 30, 2008 and 2007, respectively, an increase of $37,467 or 1.00%. The following chart shows the categories of noninterest expenses for the nine month period ending September 30, 2008 and 2007, the dollar change, and the percentage change.

Expense	YTD 9/30/08	YTD 9/30/07	Dollar Change	Percentage Change
Salaries and employee benefits	$1,990,327	$2,002,075	$(11,748)	(.59)%
Occupancy and equipment	618,564	509,693	108,871	21.36
Professional fees	153,431	272,678	(119,247)	(43.73)
Advertising and promotion	70,976	86,247	(15,271)	(17.71)
Outside processing	320,201	294,623	25,578	8.68
Franchise tax	152,500	143,780	8,720	6.06
Other expenses	493,013	452,449	40,564	8.97

Franklin Bank opened two additional banking offices in 2007 which added to noninterest expense considerably. The 220 North Office opened in June 2007 and the Southlake office opened in August 2007. As can be seen by the chart, the largest component of noninterest expense continues to be salaries and employee benefits. It was 52.39% and 53.22% of total noninterest expense in September 2008 and 2007, respectively. While the new offices added to salaries expense, other components of this category were lowered in the year-to-year comparison. Salaries expense increased $159,119 in 2008 compared to 2007 due to the increased staffing. Incentive and commission expense in this category declined $263.0 thousand because of volumes, goals, and earnings reductions. MainStreet implemented a Supplemental Executive Retirement Plan (“SERP”) in 2007. The SERP covers the President/CEO and the Executive Vice President/CFO and is funded by the BOLI. This expense was $101.5 thousand for 2008 compared to $39.7 thousand in 2007. Employee insurance costs increased 16.87% or $21.4 thousand in 2008 over 2007 primarily due to the new hires. MainStreet’s employees are its most valuable resource and asset.

Occupancy and equipment costs are the next largest expense of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. This expense increased $108,871 year-to-date 2008 over the same period in 2007. The two new offices contributed to this expense with rent, depreciation, and service maintenance contracts. Professional fees include fees for audit, legal, and other and decreased $119,247 or 43.73% during the first nine months of 2008 versus 2007 primarily due to a decline in legal fees and other professional fees. Outside processing expense increased $25,578 or 8.68% in 2008 compared to 2007. Of this amount, $18.5 thousand was due to increased costs associated with MainStreet’s core data processor. These costs are primarily related to new products such as branch capture and bill pay which were implemented by the Corporation during 2007. Other expenses increased $40,564 in the year to year comparison. These expenses include OCC assessments, FDIC assessments, travel expense, meals and entertainment, subscriptions and dues, director fees, supplies, telephone, postage, seminars and education, and contributions.

MAINSTREET BANKSHARES, INC.

September 30, 2008

Total noninterest expense was $1,248,367 and $1,355,847 for the three month period ending September 30, 2008 and 2007, respectively, a decline of $107,480 or 7.93%. The following chart shows the categories of noninterest expenses for the three month period ending September 30, 2008 and 2007, the dollar change, and the percentage change.

Expense	QTD 9/30/08	QTD 9/30/07	Dollar Change	Percentage Change
Salaries and employee benefits	$662,735	$728,567	$(65,832)	(9.04)%
Occupancy and equipment	207,647	187,820	19,827	10.56
Professional fees	46,780	77,409	(30,629)	(39.57)
Advertising and promotion	29,700	28,749	951	3.31
Outside processing	96,918	101,394	(4,476)	(4.41)
Franchise tax	46,000	45,260	740	1.63
Other expenses	158,587	186,648	(28,061)	(15.03)

The quarter-to-quarter comparisons are primarily due to the same expenses as described above in the year-to-date comparisons.

Income Taxes

BankShares is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax, as disclosed above, that is based on the capital of the entity. MainStreet recorded income tax expense in the amount of $554,566 and $836,562 for the nine month period ending September 30, 2008 and 2007, respectively. For the third quarter of 2008 and 2007, income tax expense of $143,341 and $275,437, respectively, was recorded. The effective rate of income taxes differs from the statutory rate of 34% primarily due to tax-exempt interest income on municipal bonds and tax-exempt income on bank owned life insurance.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The entire securities portfolio was categorized as available-for-sale at September 30, 2008 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

MAINSTREET BANKSHARES, INC.

September 30, 2008

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

	September 30, 2008		December 31, 2007
Commercial	$126,258,877	66.01%	$108,463,308	62.81%
Residential construction	6,529,004	3.42	8,163,476	4.73
Real estate mortgage	17,695,541	9.25	13,238,476	7.66
Consumer (includes home equity lines)	40,769,286	21.32	42,835,135	24.80

Total	$191,252,708	100.00%	$172,700,395	100.00%

Gross loans increased $18,552,313 or 10.74% at September 30, 2008 compared to December 31, 2007. The mix of the type of loans remains comparable with consumer lending slowing somewhat and commercial lending and residential real estate lending increasing. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has softened. Commercial loans are the primary source of lending. Commercial lending in Franklin Bank’s markets is highly competitive.

Although the commercial portfolio is diversified, there are three areas classified as concentrations of credit at September 30, 2008. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $38,791,287; loans for construction of buildings with an outstanding balance of $27,902,792; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $17,557,126. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

Impaired loans totaled $1,139,323 at September 30, 2008, all of which were on nonaccrual status. A total of $129,172 in specific reserves was included in the balance of the allowance for loan losses as of September 30, 2008 for impaired loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

There were $0 and $483,636 in loans past due more than 90 days, still accruing interest, at September 30, 2008 and December 31, 2007, respectively. Nonaccrual loans were $1,139,323 and $147,278 at September 30, 2008 and December 31, 2007, respectively. Lost interest related to impaired loans as of September 30, 2008, December 31, 2007 and September 30, 2007 was $50,005, $15,421 and $27,769, respectively. The nonaccrual loans were .60% and .09% of loans, net of unearned income, at September 30, 2008 and December 31, 2007, respectively. Including loans past due 90 days, nonaccrual loans, other real estate and other foreclosed property (our nonperforming assets), the amounts have increased $222,703 at September 30, 2008 from December 31, 2007. Overall, the Bank continues to work with troubled borrowers when appropriate and likewise to move quickly to identify and resolve any problem loans. Due to the increase in nonperforming loans during 2008, additional dollars have been reserved in the allowance for loan losses for potential future losses.

MAINSTREET BANKSHARES, INC.

September 30, 2008

Deposits

Total deposits at September 30, 2008 and December 31, 2007 were $178,951,929 and $175,716,797, respectively, an increase of $3,235,132 or 1.84%. The deposit mix was as follows:

	September 30, 2008		December 31, 2007
Demand	$17,065,630	9.54%	$18,430,757	10.49%
Interest checking	7,914,885	4.42	7,740,195	4.41
Money markets	20,944,883	11.71	14,732,384	8.38
Savings	10,702,702	5.98	11,441,921	6.51
Time deposits $100,000 and over	51,184,610	28.60	51,414,626	29.26
Other time deposits	71,139,219	39.75	71,956,914	40.95

Total	$178,951,929	100.00%	$175,716,797	100.00%

As can be seen by the chart, interest checking and money markets have increased or maintained as a percentage of total deposits while demand deposits, savings, time deposits $100,000 and over, and other time deposits have each declined as a percentage of total deposits. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 3.96% and 4.77%, respectively for the nine months ended September 30, 2008 and 2007. The overall cost of interest bearing deposits was 3.61% and 4.74%, respectively for the three months ended September 30, 2008 and 2007. Although short-term interest rates began to decline in the last four months of 2007 and have continued to decline during the first nine months of 2008, deposit rates offered in the market have remained stubbornly high.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Interest rates began to decline during the latter part of 2007 and have continued to decline during the first nine months of 2008. Deposit rates have been lowered slightly, but the net interest margin continues to be compressed and net income suffers as a result. As our deposit liabilities mature and reprice, gradual improvement is anticipated in the net interest margin.

Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The pricing rate was fixed at 4.22% until September 18, 2008. At that date, it could have been called by CGMI. It can now be called quarterly by CGMI with two business days prior notice. Interest is payable quarterly. The repurchase agreement is secured by agency mortgage backed securities.

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

The Corporation borrowed short-term $9,500,000 from Federal Home Loan Bank of Atlanta (“FHLB”) in July 2008 at the daily rate credit. The interest rate on the advance was 3.25% at September 30, 2008. As collateral for this borrowing, FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. This short-term borrowing helped to fund the increase in loans. Gross loans have increased $18.6 million from year-end 2007 while deposits have increased only $3.2 million. This difference necessitated the short-term borrowing.

MAINSTREET BANKSHARES, INC.

September 30, 2008

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $312,970 at September 30, 2008. There were no such accounts at December 31, 2007.

Shareholders’ Equity

Total shareholders’ equity was $21,809,019 and $21,025,110 at September 30, 2008 and December 31, 2007, respectively. Book value per share was $12.65 and $12.13 at September 30, 2008 and December 31, 2007, respectively.

At a regularly scheduled Board meeting on September 19, 2007, MainStreet approved a plan to repurchase up to 100,000 shares of the Company’s common stock. The open ended plan was effective immediately. Shares may be purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased, if any, will be based on various market conditions. No termination date was set for the program. As of September 30, 2008, 67,800 shares at a total cost of $1,043,840 had been repurchased. This initiative was executed to enhance shareholder value and to increase liquidity options available to shareholders.

MainStreet’s Board of Directors, at their regularly scheduled board meeting on September 19, 2007 approved a cash dividend of $.05 which was paid on November 9, 2007 to shareholders of record on October 19, 2007. This was MainStreet’s first cash dividend since its inception. Most recently, the Board of Directors of MainStreet on September 17, 2008 approved a cash dividend of $.05 per share payable on November 7, 2008 to shareholders of record on October 17, 2008. This last dividend declaration is MainStreet’s fifth consecutive quarterly dividend. The dividend initiative was also executed to enhance shareholder value and provide shareholders with a current return on their investment consistent with MainStreet’s historical success and projected future capital requirements.

Our Board of Directors will make a determination whether to continue to pay cash dividends on the basis of operating results, financial condition, tax considerations, and other relevant factors. The only source of funds from which we could pay cash dividends would be dividends received from Franklin Bank. Payment of cash dividends by Franklin Bank is limited by regulatory requirements and limitations. In general, the OCC limits annual dividends to retained profits of the current year plus two prior years, without OCC approval.

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

	September 30, 2008	December 31, 2007
Tier I Leverage Ratio (Actual)	9.66%	10.21%
Tier I Leverage Ratio (Quarterly Ave.)	9.68	10.21
Tier I Risk-Based Capital Ratio	11.43	11.82
Tier II Risk-Based Capital Ratio	12.68	12.99

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at September 30, 2008.

MAINSTREET BANKSHARES, INC.

September 30, 2008

Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $27,067,493 at September 30, 2008. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at September 30, 2008 and December 31, 2007 was 4.21% and 8.10%, respectively. Core deposits are the primary foundation for liquidity. Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized.

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 5.00% at September 30, 2008 in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	7.50%	7.00	15.00
+200 bp	6.50	5.00	9.00
+100 bp	5.50	2.00	5.00
-100 bp	3.50	- 2.00	- 4.00
-200 bp	2.50	- 4.00	- 8.00
-300 bp	1.50	- 8.00	-14.00

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

MAINSTREET BANKSHARES, INC.

September 30, 2008

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permits the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors. The maximum aggregate number of shares that may be issued under this plan are 150,700. Currently, there are 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options have been forfeited and placed back into the Plan for issuance. Please refer to Footnote 6 for a discussion on stock options and warrants.

Recent Accounting Developments

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

September 30, 2008

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

PART II. OTHER INFORMATION

Item 5.	Other Information

None.

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2008	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: November 10, 2008	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference; and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Carey D. Wrenn incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.10	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15d – 14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)