Form 10-K
period 2008-12-31
MAINSTREET BANKSHARES INC
filed 2009-03-23
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (276) 632-8054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008. $17,263,222 based on $14.10 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 1,713,375 shares outstanding as of February 28, 2009.

Documents incorporated by reference. Portions of the Corporation’s 2009 Proxy Statement have been incorporated by reference into Part III.

MainStreet BankShares, Inc.

Form 10-K

PART I

Item 1.	Business

General

MainStreet BankShares, Inc., (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in the Commonwealth of Virginia on January 14, 1999 under the name of First Community National BanCorp., Inc. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006. MainStreet was primarily formed to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”), located in Martinsville, Virginia, which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc., for the sole purpose of owning the real estate of the Corporation.

MainStreet is authorized to engage in any lawful activity for a bank holding company. The holding company structure provides greater flexibility than a bank standing alone because it allows expansion and diversification of business activities through newly formed subsidiaries or through acquisitions. MainStreet’s business is conducted through its subsidiary bank. MainStreet provided outsourced servicing to Smith River Bank for an annual fee. The Administrative Servicing Agreement, through which this outsourcing arrangement was conducted, expired March 22, 2008. MainStreet elected not to renew this agreement.

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has branches located at 12930 Booker T. Washington Highway, Hardy, Virginia, its 220 North branch at 35 Shepherd Drive, Rocky Mount, Virginia and its Union Hall branch located at 25 Southlake Drive, Union Hall, Virginia. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. For the most part, Franklin Bank’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. Much of the market area is considered rural; however, the resort surrounding Smith Mountain Lake attracts many tourists to the area.

MainStreet RealEstate, Inc.

MainStreet RealEstate, Inc. was formed effective February 8, 2007 as a subsidiary of MainStreet. It was formed for the sole purpose of owning the real estate of the Corporation. It owns the facility in which Franklin Bank’s Southlake branch operates.

Smith River Community Bank, N.A.

As mentioned previously, MainStreet sold Smith River Bank in March 2005 and redeployed the capital to Franklin Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2008 and 2007 was $86,514 and $96,370, respectively. The outstanding balance at December 31, 2008 consisted of one loan. As part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an initial annual fee of $505,000, to be adjusted annually based upon the terms of the original agreement. The original Administrative Servicing Agreement expired on March 22, 2008. MainStreet elected not to renew the Administrative Servicing Agreement.

Competition

Franklin Bank experiences competition in attracting and retaining business and personal checking and savings accounts, making commercial, consumer, and real estate loans and providing other services in their primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Competition for deposits is particularly intense in Franklin Bank’s market which increases the cost and reduces the availability of local deposits. Because of the nature of Franklin Bank’s market, a substantial portion of the loan opportunities for which banks compete are real estate related. During the present economic downturn, which has been focused on real estate, the number of loan opportunities is reduced and the risk of those loans is increased. Franklin Bank has been able to take advantage of the consolidation in the banking industry in their market area by providing personalized banking services that are desirable to large segments of customers which will enable the bank to compete satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on the markets. In February 2007 we implemented branch capture, a process by which checks are processed by tellers rather than item processing, which will allow for better efficiencies along with all day banking. We also receive and send our cash letters electronically. We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services.

Regulation, Supervision and Government Policy

BankShares and Franklin Bank are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like MainStreet and Franklin Bank are at a disadvantage to other competitors who are not as highly regulated, and MainStreet and Franklin Bank’s costs of doing business are accordingly higher. A brief summary follows of certain laws, rules and regulations which affect MainStreet and Franklin Bank. Any changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of MainStreet and Franklin Bank. The current economic environment has created uncertainty in this area, as legislators and regulators attempt to address rapidly changing problems which could lead to new laws and regulations affecting financial institutions.

MainStreet BankShares, Inc.

MainStreet is a bank holding company organized under the Federal Bank Holding Company Act (BHCA), which is administered by the Board of Governors of the Federal Reserve System (the Federal Reserve). MainStreet is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine MainStreet and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking. Bank holding companies also may not acquire more than 5% of the voting shares of any company engaged in nonbanking activities.

The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (the Commission). MainStreet is required to report to the Commission with respect to financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (GLBA) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GBLA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. MainStreet is not a financial holding company.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (SOX) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including MainStreet. SOX creates increased responsibilities for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on MainStreet’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to MainStreet. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. MainStreet is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against MainStreet if its subsidiary bank becomes undercapitalized. MainStreet’s bank subsidiary is well capitalized and fully in compliance with capital guidelines. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels. MainStreet is unable to predict if higher capital levels may be mandated in the future.

Franklin Community Bank, N.A.

Franklin Bank is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). Franklin Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of Franklin Bank’s operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. Franklin Bank is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. The OCC requires Franklin Bank to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for Franklin Bank and other banks.

The Community Reinvestment Act. Franklin Bank is subject to the provisions of the Community Reinvestment Act (CRA), which imposes an affirmative obligation on financial institutions to meet the credit needs of the communities they serve, including low and moderate income neighborhoods. The OCC monitors Franklin Bank’s compliance with the CRA and assigns public ratings based upon the bank’s performance in meeting stated assessment goals. Unsatisfactory CRA ratings can result in restrictions on bank operations or expansion. Franklin Bank received a “satisfactory” rating in its last CRA examination by the OCC.

The Gramm-Leach-Bliley Act. In addition to other consumer privacy provisions, the Gramm-Leach-Bliley Act (GLBA) restricts the use by financial institutions of customers’ nonpublic personal information. At the inception of the customer relationship and annually thereafter, Franklin Bank is required to provide its customers with information regarding its policies and procedures with respect to handling of customers’ nonpublic personal information. GLBA generally prohibits a financial institution from providing a customer’s nonpublic personal information to unaffiliated third parties without prior notice and approval by the customer.

The USA Patriot Act. The USA Patriot Act (Patriot Act) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on Franklin Bank to establish and maintain anti-money laundering policies and procedures, including a customer identification program. Franklin Bank is also required to screen all customers against government lists of known or suspected terrorists. There is additional regulatory oversight to insure compliance with the Patriot Act.

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, and the Fair Debt Collections Practices Act. Franklin Bank is required to comply with these laws and regulations in its dealing with customers. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

Deposit Insurance. Franklin Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2008, Franklin Bank paid $120.3 thousand in FDIC assessments during 2008. It is anticipated that assessments will increase in the future, to offset demands on the BIF from banks that fail in the troubled economy.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. Unless Congress acts before January 2010, FDIC deposit insurance is scheduled to return on that date to $100,000 per depositor, except for certain retirement accounts for which coverage will remain at $250,000.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts for FDIC-insured institutions that elected to participate. Franklin Bank elected to participate in this program, and its BIF assessments will increase to reflect the additional FDIC coverage.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

Capital Requirements. The same capital requirements that are discussed above with relation to MainStreet are applied to Franklin Bank by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets.

Limits on Dividend Payments. A significant portion of MainStreet’s income is derived from dividends paid by Franklin Bank. As a national bank, Franklin Bank may not pay dividends from its capital, and it may not pay dividends if the bank would become undercapitalized, as defined by regulation, after paying the dividend. Without prior OCC approval, Franklin Bank’s dividend payments in any calendar year are restricted to the bank’s retained net income for that year, as that term is defined by the laws and regulations, combined with retained net income from the preceding two years, less any required transfer to surplus.

The OCC and FDIC have authority to limit dividends paid by Franklin Bank, if the payment were determined to be an unsafe and unsound banking practice. Any payment of dividends that depletes the Bank’s capital base could be deemed to be an unsafe and unsound banking practice.

Branching. As a national bank, Franklin Bank is required to comply with the state branch banking laws of Virginia, the state in which the Bank is located. Franklin Bank must also have the prior approval of OCC to establish a branch or acquire an existing banking operation. Under Virginia law, Franklin Bank may open branch offices or acquire existing banks or bank branches anywhere in the state. Virginia law also permits banks domiciled in the state to establish a branch or to acquire an existing bank or branch in another state.

Monetary Policy

The monetary and interest rate policies of the Federal Reserve, as well as general economic conditions, affect the business and earnings of MainStreet. Franklin Bank and other banks are particularly sensitive to interest rate fluctuations. The spread between the interest paid on deposits and that which is charged on loans is the most important component of the Franklin Bank’s profits. In addition, interest earned on investments held by MainStreet and Franklin Bank has a significant effect on earnings. As conditions change in the national and international economy and in the money markets, the Federal Reserve’s actions, particularly with regard to interest rates, can impact loan demand, deposit levels and earnings at Franklin Bank. It is not possible to accurately predict the effects on MainStreet of economic and interest rate changes.

Other Legislative and Regulatory Concerns

Particularly because of current uncertain and volatile economic conditions, federal and state laws and regulations could be proposed that could affect the regulation of financial institutions. New regulations could add to the regulatory burden on banks and increase the costs of compliance, or they could change the products that can be offered and the manner in which banks do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect MainStreet.

Company Website

MainStreet maintains a website at www.msbsinc.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website through a link to the Securities and Exchange Commission for filings. The Company’s proxy materials for the 2009 annual meeting of stockholders are also posted on a separate website at www.cfpproxy.com/6043.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2008 was 53. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

Not required.

Item 2.	Properties

The Corporation leases its executive office and operations facility in Martinsville, Virginia. The lease commenced on May 1, 2004 for space located in the Patrick Henry Shopping Mall, at Suite 30, 730 East Church Street in Martinsville, Virginia. The lease will expire April 30, 2009. The lease has an option to renew for one additional five year term.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of five years. If the right to extend or renew this lease for the first renewal term is exercised, Franklin Bank has the right or option to extend or renew this lease for five additional terms of five years each. One of the owners is a director of Franklin Bank and both owners are shareholders of BankShares. Franklin Bank owns a lot adjacent to their Rocky Mount Office. The lot is presently empty. Franklin Bank leases its branch which opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank provides permanent financing to the owner of this facility. A director of the Bank is a partner in the owner of this facility. The lease commenced on April 7, 2004 and will expire April 6, 2019. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of five years. If the right to extend or renew this lease for the first renewal term is exercised, Franklin Bank has the right or option to extend or renew this lease for five additional terms of five years each. Franklin Bank leases its 220 North branch located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of ten years. Management deems these leases to be made on comparable market terms. The main office and all branches have a drive-up ATM.

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

Item 3.	Legal Proceedings

MainStreet currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,713,375 shares of its common stock outstanding at January 31, 2009. In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering. Each warrant provides the holder with the right to buy one share of stock at a price of $9.09 per share. As of December 31, 2008, 55,916 warrants are vested and unexercised, 12,834 warrants have been forfeited and 27,500 have been exercised. Warrants exercised during 2008 totaled 5,500.

Options in the amount of 33,000 (included in the total 167,908 outstanding at year-end), of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees. In addition, MainStreet has issued stock options to present and former employees to purchase shares of common stock at a price equal to the fair market value of MainStreet’s common stock as of the date of grant. As of December 31, 2008, 167,908 stock options are outstanding. Of this total, 154,012 stock options are vested and exercisable.

In addition, the shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan (the “Plan”) at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2008, there were 136,527 options granted under this plan of which 822 options have been exercised and 797 stock options have been forfeited and placed back into the Plan for issuance.

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

According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the common stock during the last two fiscal years was as follows:

	2008		2007
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$18.25	$15.00	$18.60	$18.10
June 30	$16.25	$14.10	$18.25	$16.30
September 30	$14.50	$10.40	$16.30	$12.50
December 31	$16.00	$8.50	$16.25	$13.25

There are approximately 1,658 shareholders of common stock as of December 31, 2008.

At a regularly scheduled Board meeting on September 19, 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock. A total of 26,000 shares at a cost of $383,330 were repurchased during 2008. Shares may be purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased, if any, will be based on various market conditions. No termination date was set for the program. As of December 31, 2008, 78,800 shares at a total cost of $1,176,170 had been repurchased. The following tables detail the shares repurchased during the fourth and first quarters of 2008. There were no shares repurchased during the third and second quarters of 2008.

2008 Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-October 31	11,000	12.03	11,000	—
November 1-November 30	—	—	—	—
December 1-December 31	—	—	—	—

Total	11,000	12.03	11,000	—

2008 Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-January 31	15,000	16.73	15,000	32,200
February 1-Feruary 29	—	—	—	—
March 1-March 31	—	—	—	—

Total	15,000	16.73	15,000	32,200

MainStreet does not intend to repurchase any additional shares under this repurchase program.

MainStreet declared its first cash dividend in the amount of $.05 per share at its regularly scheduled board meeting on September 19, 2007. Since that date, MainStreet paid a quarterly dividend in the amount of $.05 per share each quarter until the fourth quarter of 2008. Given the injection of $1.3 million into the loan loss reserve by Franklin Bank during the fourth quarter of 2008, MainStreet’s Board of Directors deemed it prudent to suspend the cash dividend. The only source of funds for dividends is dividends paid to MainStreet by Franklin Bank. Franklin Bank is limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval. The payment of future dividends by MainStreet will depend in part on a return by Franklin Bank to more historical levels of profitability.

Information in the format relating to MainStreet securities authorized for issuance under the Company’s Equity Compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	134,908	$12.86	14,970
Equity compensation plans not approved by security holders	33,000	9.55	—

Total	167,908	$12.21	14,970

The Plan terminated January 21, 2009, except with respect to awards granted prior to that date.

Refer to Part II, Item 8, Note 14 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6.	Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of MainStreet BankShares, Inc. (“MainStreet”, “BankShares”, or “Corporation”) on a consolidated basis. This discussion and analysis should be read in conjunction with BankShares’ consolidated financial statements and related notes included in Item 8 of this report on Form 10-K.

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia as First Community National BanCorp., Inc. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006. MainStreet was primarily formed to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”), located in Martinsville, Virginia, which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank’) to serve the Franklin County area of Virginia. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has four offices in Rocky Mount and Franklin County. On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

As mentioned previously, MainStreet sold Smith River Bank in 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s rights, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loan at the time of the purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2008 and 2007 was $86,514 and $96,370, respectively. The outstanding balance as of December 31, 2008 consisted of one loan. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000, to be adjusted annually based upon the terms of the original agreement. The original Administrative Services Agreement expired on March 22, 2008 and MainStreet elected to not renew the Administrative Servicing Agreement.

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

The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at December 31, 2008 were $224,601,324 compared to $205,781,882 at December 31, 2007, an increase of $18,819,442, or 9.15%. This increase in assets was primarily funded through Federal Home Loan Bank advances along with overnight borrowings. The largest increase in assets was in loans, net of unearned income, in the amount of $20.7 million, or 11.99% increase. The largest components of total assets at December 31, 2008 were loans, net of unearned income, in the amount of $193,507,550 and securities available for sale in the amount of $21,588,488. Total deposits were $171,857,866 at December 31, 2008, a decline of $3,858,931 or 2.20% from December 31, 2007 volumes. In the third quarter of 2008 deposit pricing became even more intense as banks were challenged by liquidity issues and were willing to pay increased interest rates to attract depositors. Franklin Bank experienced a reduction in deposits during the third quarter which appears to have stabilized. Total shareholders’ equity at December 31, 2008 and 2007 was $21,367,265 and $21,025,110, respectively. MainStreet’s net income for the twelve months ending December 31, 2008 and 2007 was $586,264 and $2,510,844, respectively. Basic net income per share was $.34 and $1.42 for 2008 and 2007, respectively. Diluted net income per share for 2008 and 2007 was $.33 and $1.37, respectively. Return on average assets in 2008 and 2007 was .27% and 1.26%, respectively while return on average shareholders’ equity was 2.72% and 12.28% for 2008 and 2007, respectively. The impact on MainStreet of the recessionary environment throughout 2008 accelerated in the fourth quarter. Based on the continued deteriorating conditions, we expensed $1.3 million into the loan loss reserve during this period. This decision was based on an increase in our nonperforming loans, continued softness in the local real estate market, and the current regulatory environment.

The Federal Reserve lowered short term interest rates 50 basis points in September 2007, 25 basis points in October 2007, and 25 basis points in December 2007 and 2007 ended with short-term interest rates at 4.25%. In 2008, the Federal Reserve lowered short-term interest rates 400 basis points with a range of 0 - .25% at December 31, 2008. MainStreet is asset sensitive and interest rates on variable rate loans make up almost 40% of Franklin’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, asset sensitivity initially has a negative impact on the net interest margin until deposit rates have an opportunity to reprice. Overall deposit maturity has been short because Franklin Bank was organized during a rising interest rate environment; therefore, giving opportunities for repricing even in a declining rate environment. Nonetheless, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the declining rates. In addition, as mentioned above, competition for deposits has been fierce in our market particularly during the latter part of 2008 while institutions sought deposits to aid liquidity pressure. MainStreet’s net interest margin for the years ending December 31, 2008 and 2007 was 3.33% and 3.94%, respectively, a decline of 61 basis points. Loan competition was not as much a factor in 2008 as previously but declining rates reduced loan profitability as loans repriced and new loans were made at lower rates. Young financial institutions such as Franklin Bank must price new loans competitively. This negatively impacts the margin. Also the ability for nonfinancial entities to provide financial services also increases competition. Franklin Bank’s growth is quite dependent on consumer and real estate based lending and there is concern over the sustainability given the current economic environment. Franklin Bank’s growth in the future may be negatively affected by interest rate decreases, continued deterioration in the real estate market, if it occurs, liquidity, and the economic environment in general.

Results of Operations

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured as the net interest margin. MainStreet’s principal source of income is from the net interest margin. The distribution of assets, liabilities, and equity along with the related interest income and interest expense is presented as follows:

The following statistical information is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned	$185,844,676	$12,426,655	6.69%	$164,207,214	$13,662,840	8.32%
Securities available-for-sale	23,092,799	1,260,783	5.50	14,384,500	723,488	5.37
Restricted equity securities	976,277	39,518	4.05	899,445	53,780	5.98
Interest-bearing deposits in banks	270,010	6,325	2.34	461,821	23,379	5.06
Federal funds sold	2,500,249	55,843	2.23	11,845,879	605,178	5.11

Total Interest Earning Assets	212,684,011	13,789,124	6.49%	191,798,859	15,068,665	7.88%
Cash and due from banks	2,845,382			2,757,193
Other assets	7,526,328			6,728,338
Allowance for loan losses	(2,257,988)			(1,988,231)

Total Assets	$220,797,733			$199,296,159

Interest checking deposits	$8,247,385	$99,158	1.20%	$8,652,018	$229,842	2.66%
Money market deposits	19,805,672	464,167	2.34	14,835,902	608,238	4.10
Savings deposits	10,767,449	115,163	1.07	12,094,901	260,670	2.16
Time deposits $100,000 and over	50,887,141	2,283,924	4.49	49,151,575	2,590,298	5.27
Other time deposits	70,615,836	3,102,958	4.39	69,783,201	3,578,715	5.13
Federal funds purchased	1,041,838	22,522	2.16	471	24	5.10
Corporate cash management	274,470	5,501	2.00	—	—	—
Repurchase agreements	13,483,607	538,950	4.00	2,157,534	92,313	4.28
Short-term borrowings	4,904,371	82,333	1.68	3,753,425	207,022	5.52

Total interest-bearing liabilities	180,027,769	6,714,676	3.73%	160,429,027	7,567,122	4.72%
Demand deposits	17,968,355			17,088,264
Other liabilities	1,256,447			1,332,244

Total Liabilities	199,252,571			178,849,535
Shareholders’ Equity	21,545,162			20,446,624

Total Liabilities and Shareholders’ Equity	$220,797,733			$199,296,159

Net Interest Earnings		$7,074,448	2.76%		$7,501,543	3.16%

Net Yield on Interest Earning Assets			3.33%			3.94%

Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $476,817 and $783,151 as of December 31, 2008 and 2007, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields. The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities using a 34% marginal tax rate.

The following table sets forth, for the period indicated, a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2008 Compared to 2007 Increase (Decrease) Due to Change In			2007 Compared to 2006 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned	$1,658,375	$(2,894,560)	$(1,236,185)	$813,037	$316,019	$1,129,056
Securities available-for-sale	470,808	66,487	537,295	514,193	47,284	561,477
Restricted equity securities	4,284	(18,546)	(14,262)	(20,527)	2,154	(18,373)
Interest-bearing deposits in banks	(7,436)	(9,618)	(17,054)	11,036	80	11,116
Federal funds sold	(320,615)	(228,720)	(549,335)	148,440	10,887	159,327

Total Interest Income	$1,805,416	$(3,084,957)	$(1,279,541)	$1,466,179	$376,424	$1,842,603
Interest Expense:
Interest checking deposits	$(10,286)	$(120,398)	$(130,684)	$13,829	$(26,192)	$(12,363)
Money market deposits	165,449	(309,520)	(144,071)	201,924	42,891	244,815
Savings deposits	(26,031)	(119,476)	(145,507)	(52,370)	15,531	(36,839)
Certificates of deposit $100,000 and over	88,856	(395,230)	(306,374)	587,999	225,435	813,434
Other time deposits	42,230	(517,987)	(475,757)	680,970	354,678	1,035,648
Federal funds purchased	22,520	(22)	22,498	(2,198)	(244)	(2,442)
Repurchase agreements	453,107	(6,470)	446,637	92,313	—	92,313
Short-term borrowings	49,971	(174,660)	(124,689)	(294,930)	15,404	(279,526)
Corporate cash management	5,501	—	5,501	(158,772)	—	(158,772)

Total Interest Expense	$791,317	$(1,643,763)	$(852,446)	$1,068,765	$627,503	$1,696,268

Net Interest Income	$1,014,099	$(1,441,194)	$(427,095)	$397,414	$(251,079)	$146,335

For 2008 and 2007, net interest income totaled $7,074,448 and $7,501,543, respectively, a decline of $427,095, or 5.69%. The total average interest-earning assets were $212,684,011 and $191,798,859 for the years ending December 31, 2008 and 2007, respectively, an increase of $20,885,152, or 10.89%. The total average interest-bearing liabilities were $180,027,769 and $160,429,027 for the years ending December 31, 2008 and 2007, respectively, an increase of $19,598,742 or 12.22%. Volumes of earning assets have continued to increase from year to year, especially loans, net of unearned deferred fees and costs. Average loans, net of unearned deferred fees and costs increased $21.6 million in 2008 over 2007, or 13.18%. Average volume on securities available for sale increased $8.7 million in 2008 compared to 2007, or 60.54% primarily due to securities purchased to collateralize the repurchase agreements. Offsetting these increases was a decline of $9.3 million, or 78.89% in average federal funds sold. Average volumes in borrowings and deposits increased from 2007 funding the balance sheet, whereas, actual deposits were below 2007 at year end. From the beginning of 2007 to end of 2008, short-term interest rates and the prime rate have plummeted 500 basis points with such rates at .25% and 3.25%, respectively, at year end.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by homogeneous loan pools. An allowance for impaired loans is generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve.

For the year-to-date periods ending December 31, 2008 and 2007, the provision for loan losses was $1,964,300 and $255,521, respectively. As mentioned previously, the 2008 expense was increased by $1.3 million in the fourth quarter due to increased nonperforming loans, deteriorating economic conditions, continued softness in the real estate market, and the current regulatory environment. The 2007 provision expense was primarily due to loan growth. The allowance for loan losses, or the reserve, was $3,502,029 and $2,086,592 at December 31, 2008 and 2007, respectively. This allowance equated to 1.81% and 1.21% of loans, net of unearned income at December 31, 2008 and 2007, respectively. Net charge-offs were $548,863, $111,710 and $25,908 for 2008, 2007 and 2006, respectively, or .30%, .07% and .02%, respectively, of average loans, net of unearned deferred fees and costs. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrowers’ markets, collateral values and other factors which are not capable of precise projection at any point in time. The higher charge-offs in 2008 reflect the adverse economic conditions in our market and generally throughout the country. No assurance can be given that such conditions or other circumstances will not result in increased provisions in the future.

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2008	December 31, 2007	December 31, 2006
Average amount of loans, net of unearned, outstanding during the year	$185,844,676	$164,207,214	$154,369,148
Balance of allowance for loan losses at beginning of year	2,086,592	1,942,781	1,777,345
Loans charged off:
Commercial	(140,003)	(40,808)	(576)
Commercial real estate	(3,397)	—	(29,463)
Real estate construction	(102,637)	—	—
Residential real estate	(190,662)	(51,023)	(10,035)
Home equity lines	(81,097)	(43,663)	—
Loans to individuals	(36,688)	(4,443)	(1,681)

Total loans charged off:	(554,484)	(139,937)	(41,755)

Recoveries of loans previously charged off:
Commercial	1,740	25,037	7,090
Commercial real estate	—	—	2,086
Real estate construction	3,731	—	1,003
Residential real estate	150	3,190	5,668
Home equity lines	—	—	—
Loans to individuals	—	—	—

Total recoveries:	5,621	28,227	15,847

Net loans charged off:	(548,863)	(111,710)	(25,908)
Additions to the allowance for loan losses	1,964,300	255,521	191,344

Balance of allowance for loan losses at end of year	$3,502,029	$2,086,592	$1,942,781

Ratio of net charge offs during the period to average loans outstanding during period	.30%	.07%	.02%

The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2008		December 2007		December 2006
Commercial	$274,588	9.43%	$226,395	10.85%	$170,770	8.79%
Commercial real estate	634,581	31.62	498,278	23.88	395,356	20.35
Real estate construction	1,111,907	26.47	717,370	34.38	777,890	40.04
Residential real estate	739,152	22.60	428,377	20.53	357,277	18.39
Home equity lines	223,972	8.28	175,482	8.41	196,415	10.11
Loans to individuals	17,880	1.60	40,690	1.95	45,073	2.32
Specific reserve	499,949	—	—	—	—	—
Unallocated	—	—	—	—	—	—

Total	$3,502,029	100.00%	$2,086,592	100.00%	$1,942,781	100.00%

Noninterest Income

Noninterest income for the years ending December 31, 2008 and December 31, 2007 was $957,507 and $1,506,400, respectively, a decrease of $548,893, or 36.44%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 12/31/08	YTD 12/31/07	Dollar Change	Percentage Change
Service charges on deposit accounts	$328,493	$269,238	$59,255	22.01%
Mortgage brokerage income	229,631	301,508	(71,877)	(23.84)
Servicing fee income	150,619	562,877	(412,258)	(73.24)
Income on bank owned life insurance	123,553	96,897	26,656	27.51
Gain on sale of securities	46,340	—	46,340	100.00
Loss & impairment on other real estate and repossessions	(179,944)	(977)	(178,967)	(18,318.01)
Other fee income & miscellaneous	258,815	276,857	(18,042)	(6.52)

As can be seen by the above chart, servicing fee income experienced the greatest decline by dollars in noninterest income at $412,258 or 73.24% in the year-to-year comparison. MainStreet’s Administrative Servicing Agreement (see “Business”) with Smith River Bank expired in March of 2008 at which time MainStreet elected to not renew the agreement. The 2008 servicing fee income included the first three months of the year along with termination fees charged to Smith River Bank. Service charges on deposit accounts increased in 2008 over 2007 by 22.01% primarily due to increased NSF charges. Mortgage brokerage income has provided a good base of noninterest income, although dependent on the vibrancy of the real estate market. As the real estate market softened in 2007 and continued in 2008, the mortgage brokerage income declined. The decline in 2008 from 2007 was $71,877, or 23.84%. Franklin Bank has partnered with several different organizations to originate mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives mortgage brokerage fee income from the transactions. During 2007, Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on the lives of the two executive officers of the Company, the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer. The income related to the BOLI in 2008 was $123,553 and $96,897 in 2007. Municipal securities were sold in 2008 which produced a $46,340 gain. There were no sales in 2007. During 2008, other real estate owned and repossessions had a loss upon sale or write-down of $179,944 compared to $977 in 2007. Other fee income and miscellaneous income declined $18,042 or 6.52% in 2008 from 2007. Franklin Bank purchased a small interest in a title insurance company. Title fee income declined $8,282 in 2008 compared to 2007 due to the soft real estate market. In 2007, MainStreet maintained a reserve against the loans agreed to be indemnified to Smith River Bank upon its sale. During 2007, MainStreet reversed $33.0 thousand of the reserve and reversed an additional $15.7 thousand in 2008 bringing the reserve to zero. This resulted in a decline in the year-to-year noninterest income comparison of $17.3 thousand. During 2007, MainStreet purchased the second lien on a loan upon which Franklin Bank held the first lien. It was purchased at a discount that resulted in a fourth quarter gain of $48.2 thousand in 2007. This income would not be repeated in 2008. Offsetting these declines somewhat in other fee income and miscellaneous noninterest income was an increase in evaluation fee income of $19.4 thousand. Franklin Bank began in late first quarter 2007 performing its own evaluations on loans originated in the amount of $250,000 and less not requiring an appraisal. Also, ATM and debit card fee income increased $30.8 thousand in 2008 over 2007 income.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2008 and December 31, 2007 was $5,224,187 and $5,033,163, respectively, an increase of $191,024, or 3.80%. The following chart shows the noninterest expense by category for the years ending December 31, 2008 and 2007, the dollar change and the percentage change.

Expense	12-31-08	12-31-07	Dollar Change	Percentage Change
Salaries and employee benefits	$2,642,566	$2,774,923	$(132,357)	(4.77)%
Occupancy and equipment	830,851	717,466	113,385	15.80
Professional fees	323,523	198,833	124,690	62.71
Advertising and promotion	100,676	106,576	(5,900)	(5.54)
Outside processing	424,945	399,669	25,276	6.32
Franchise tax	202,500	172,620	29,880	17.31
Other expenses	699,126	663,076	36,050	5.44

As can be seen by the table, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment costs and then other expenses. MainStreet’s employees continue to be its most valuable resource and asset. In 2007, MainStreet opened two additional offices of Franklin Bank located on the 220 North corridor and in Union Hall. The opening of these two additional banking offices added noninterest expense to many categories during 2007 that continued into 2008. Salaries and employee benefits, as a whole, decreased in 2008 compared to 2007 by $132,357, or 4.77%. Salaries expense was $2,185,685 in 2008 compared to $2,040,782 in 2007, an increase of $144,903. This increase was attributable to the two new branches offset somewhat by vacant positions during the year that have now been filled. An incentive plan based on performance of the bank and certain individual goals was in place and resulted in an expense of $370,662 in 2007 and only $14,649 in 2008, a decline of $356,013. Under FAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, certain costs associated with originating loans are amortized over the life of the loan. These costs begin as credits to salary expense and are amortized into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $9,673 greater in 2008 than 2007 causing an overall decrease in salary expense. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. A substantial part of the $113,385 increase was due to expense associated with the two new offices opened in the second and third quarters of 2007. Professional fees include fees for audit, legal, and other and experienced an increase of $124,690 in 2008 compared to 2007. This expense was attributed to projects in 2008 requiring legal expertise along with additional audit expense related to The Sarbanes Oxley Act of 2002 (“SOX”). Outside processing primarily includes data processing, payroll processing, check clearings, and insurance. In this category of expense, data processing costs increased $15.5 thousand due to increased services implemented in 2007 such as branch capture, ACH and health savings accounts. Other expenses include OCC assessments, FDIC assessments, supplies, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. FDIC assessments increased $55.3 thousand in 2008 over 2007. Director fees also increased due to increased meetings and the dollar amount paid to each director. The increase in 2008 over 2007 was $31,350. Other categories experienced declines due to the one time cost of many items attributed to the opening of the two branches in 2007. The franchise tax expense is based on the total amount of Franklin Bank’s capital. During the fourth quarter of 2008, MainStreet down streamed $1.5 million in capital to Franklin Bank which increased the franchise tax expense.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2008 and 2007. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $257,204 and $1,208,415 for the years ended December 31, 2008 and 2007, respectively. MainStreet is currently being audited for the tax years ending 2005 and 2006 by the Internal Revenue Service. Management does not anticipate any material adjustments.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To fulfill pledging collateral requirements.

3)	To help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2008 and December 31, 2007 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity.

The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale appear in Part II, Item 8, Note 2 of this report. Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 8, Note 2 of this report. The following table shows the maturities of securities available-for-sale as of December 31, 2008 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government agencies	$—	—%	$1,911,343	3.36%	$—	—%	$520,615	6.00%	$2,431,958
Mortgage backed securities	—	—	—	—	—	—	19,156,530	5.50	19,156,530

Total	$—		$1,911,343		$—		$19,677,145		$21,588,488

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2008 and 2007 the breakdown of gross loans in the loan portfolio was as follows:

	2008		2007		2006
Commercial	$18,251,922	9.43%	$18,741,417	10.85%	$13,746,302	8.79%
Real Estate:
Construction & land development	51,200,170	26.47	59,372,175	34.38	31,817,589	20.35
Residential 1-4 families	43,707,986	22.60	35,452,703	20.53	62,605,650	40.04
Home equity lines	16,012,671	8.28	14,519,634	8.41	28,752,593	18.39
Commercial real estate	61,174,895	31.62	41,236,085	23.88	15,812,617	10.12
Loans to individuals	3,087,053	1.60	3,378,381	1.95	3,613,311	2.31

Gross Loans	193,434,697	100.00%	172,700,395	100.00%	156,348,062	100.00%
Unearned income & deferred fees	72,853		82,324		147,565

Loans, net of unearned income & deferred fees	193,507,550		172,782,719		156,495,627
Less: Allowance for loan losses	(3,502,029)		(2,086,592)		(1,942,781)

Loans, net	$190,005,521		$170,696,127		$154,552,846

As can be seen by the loan portfolio dollars, MainStreet experienced loan growth in 2008 compared to 2007 with an increase of $20,734,302 or 12.01% due to continuing loan demand. Although some continued loan growth for Franklin Bank is expected, it is unlikely that the level of loan growth experienced since the Bank opened in September 2002 will continue. The real estate market has materially softened. The credit markets have tightened substantially. These and other factors indicate diminished economic activity and lower loan demand particularly in real estate related loans. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for 2008 and 2007 was 112.60% and 98.33%, respectively. This is a high degree of leverage. It is prudent to decrease the ratio thereby increasing liquidity. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times. As noted in the above chart, real estate related loans comprise 88.97% and 87.20% of gross loans at year end December 31, 2008 and 2007, respectively.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2008. The areas of concentrations of credits are in loans for real estate to commercial borrowers with an outstanding balance of $35,152,304; loans for construction of buildings with an outstanding balance of $25,911,163; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $17,040,449. At December 31, 2007 there were three areas classified as concentrations of credit which were loans for real estate to commercial borrowers with an outstanding balance of $31,136,240; loans for construction of buildings with an outstanding balance of $25,473,907 and loans for construction of heavy and civil engineering buildings with an outstanding balance of $18,805,124. The residential 1-4 family loan portfolio consists of first liens and junior lines on residential properties. The consumer loan portfolio consists primarily of loans to individuals for home improvements, personal property, automobiles, and other consumer purposes.

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

The following table shows the amount of commercial loans outstanding at December 31, 2008 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial	$11,487,020	$5,742,522	$1,022,380	$18,251,922
Interest rates are floating or adjustable	9,564,699	777,779	—	10,342,478
Interest rates are fixed or predetermined	1,922,321	4,964,743	1,022,380	7,909,444

The following table shows the amount of real estate construction loans outstanding at December 31, 2008 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate construction	$33,254,364	$14,694,702	$3,251,104	$51,200,170
Interest rates are floating or adjustable	21,015,889	2,403,128	108,955	23,527,972
Interest rates are fixed or predetermined	12,238,475	12,291,574	3,142,149	27,672,198

Nonaccrual loans and loans past due 90 days or more are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable. Nonaccrual loans, also our impaired loans, were $4,217,698, $147,278, and $588,762 at December 31, 2008, December 31, 2007, and December 31, 2006, respectively. This substantial increase in nonaccrual loans represents the negative economic trends in our markets which accelerated throughout 2008. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2008, December 31, 2007 and December 31, 2006 was $113,626, $15,421, and $21,804, respectively. Interest income reflected in the 2008 and 2007 income statements related to impaired loans was $207,346 and $1,126, respectively. A specific reserve allowance was maintained against these loans at December 31, 2008 in the amount of $499,949. There was no specific reserve at December 31, 2007. Loans that were past due more than 90 days at December 31, 2008 and 2007, respectively, were $464,701 and $483,636. Our nonperforming loans increased during 2008 and we continue to monitor our loans closely and strive to identify issues early in order to address them as needed.

At December 31, 2008, 2007, and 2006, MainStreet has $1,158,600, $703,771 and $310,772, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at the lower of cost or fair market value, less selling costs, based on appraised value.

Deposits

Deposits are the largest source of funds used to support asset growth of MainStreet. The ratio of loans, net of unearned to deposits was 112.60% and 98.33% as of December 31, 2008 and 2007, respectively. The ratio of total time deposits, including $100,000 and over, to total deposits was 68.81% and 70.21% at December 31, 2008 and 2007, respectively. Total deposits at December 31, 2008 and 2007 were $171,857,866 and $175,716,797, respectively, a decline of $3,858,931, or 2.20%. The deposit mix was as follows:

	2008		2007
Demand deposits	$16,235,463	9.45%	$18,430,757	10.49%
Interest checking deposits	7,583,082	4.41	7,740,195	4.41
Money market deposits	19,793,511	11.52	14,732,384	8.38
Savings deposits	9,980,230	5.81	11,441,921	6.51
Time deposits $100,000 and over	50,804,834	29.56	51,414,626	29.26
Other time deposits	67,460,746	39.25	71,956,914	40.95

Total	$171,857,866	100.00%	$175,716,797	100.00%

The chart reflects that the largest components of deposits are in time deposits including $100,000 and over. The mix has stayed comparably the same from 2007 to year end 2008. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. This affects the availability and ultimately the pricing of deposits. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall yield on interest bearing deposits was 3.78% and 4.70% for 2008 and 2007, respectively, a decline of 92 basis points. This decline is reflective of the overall decline in the Federal Reserve short-term interest rate which fell 400 basis points in 2008. In the third quarter of 2008 deposit pricing became substantially more competitive as banks were challenged by liquidity issues. This pushed rates paid on deposits higher. This caused Franklin Bank to experience deposit decline during the third quarter which appears to have stabilized. However, Franklin Bank’s loan to deposit ratio remains high reflecting the limited availability of deposits at rates consistent with maintaining a satisfactory net interest margin. The average amount and rate of deposits can be found in the Net Interest Income section of this Management’s Discussion and Analysis in the Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are shown in Part II, Item 8, Footnote #7.

Borrowings

MainStreet has several outlets for borrowings generally to assist with liquidity. At December 31, 2008, MainStreet had balances outstanding with Federal Home Loan Bank of Atlanta, overnight federal funds purchased, reverse repurchase agreements and internal corporate cash management accounts. At December 31, 2007, MainStreet had outstanding balances in reverse repurchase agreements. Refer to Footnotes #8 and #9 for detailed information on our borrowings. Because of MainStreet’s high loan to deposit ratio, the Corporation is focused on enhancing liquidity. The following table presents information on each category of MainStreet’s borrowings.

	December 31, 2008	December 31, 2007
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$15,000,000	$—
Weighted average interest rate at period end	.46%	—%
Maximum amount outstanding at any month-end during the period	$15,000,000	$10,000,000
Average amount outstanding during the period	$4,904,371	$3,753,425
Weighted average interest rate during period	1.68%	5.52%
Federal funds purchased
Amount outstanding at period end	$1,512,000	$—
Weighted average interest rate at period end	.79%	—%
Maximum amount outstanding at any month-end during the period	$6,299,792	$—
Average amount outstanding during the period	$1,041,838	$471
Weighted average interest rate during period	2.16%	5.10%
Repurchase agreement
Amount outstanding at period end	$13,500,000	$7,500,000
Weighted average interest rate at period end	3.93%	4.22%
Maximum amount outstanding at any month-end during the period	$13,500,000	$7,500,000
Average amount outstanding during the period	$13,483,607	$2,157,534
Weighted average interest rate during the period	4.00%	4.28%
Corporate Cash Management
Amount outstanding at period end	$199,375	$—
Weighted average interest rate at period end	.60%	—%
Maximum amount outstanding at any month-end during the period	$400,000	—
Average amount outstanding during the period	$274,470	—
Weighted average interest rate during the period	2.00%	—%

Shareholders’ Equity

Total shareholders’ equity was $21,367,265 and $21,025,110 at December 31, 2008 and 2007, respectively. Average shareholders’ equity to average assets was 9.76% and 10.26% for 2008 and 2007, respectively. The initial stock offering was completed during the third quarter of 2000 with gross proceeds of $6,893,680. Offering expenses of $185,518 were netted against equity. The secondary stock offering was completed December 31, 2002 with gross proceeds of $7,135,821. Offering expenses of $260,880 were netted against equity. The private placement offering terminated January 31, 2005 having sold 220,859 shares with total proceeds of $1,807,101. Offering expenses of $79,603 were netted against equity. This offering has since been registered with the SEC.

At a regularly scheduled Board meeting on September 19, 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock. By year end 2008, a total of 78,800 shares had been repurchased with total costs of $1,176,170. Of this 26,000 shares were repurchased in 2008 for a total cost of $383,330. There were 5,500 warrants exercised during 2008 for a total of $49,995. Refer to the Statement of Changes in Shareholders’ Equity for the detail.

MainStreet’s Board of Directors, at their regularly scheduled Board meeting on September 19, 2007 approved a cash dividend of $.05 per share which was MainStreet’s first cash dividend paid. Since that date, MainStreet paid a quarterly dividend until the fourth quarter of 2008. Given the injection of $1.3 million into the loan loss reserve during the fourth quarter, the Board of Directors deemed it prudent to suspend the cash dividend. The dividend payout ratio for 2008 and 2007 was 43.99% and 7.01%, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain certain capital ratios. Failure to meet capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. While MainStreet and Franklin Bank were well-capitalized at December 31, 2008 and 2007 in the current economic circumstances, capital resources are a focus for the Corporation. See Note No. 15 to the financial statements for capital ratios.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off-balance sheet obligations are loan commitments that were $27,099,979 and $38,019,087, respectively at December 31, 2008 and 2007. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”). MainStreet’s ratio of liquid assets to total liabilities at December 31, 2008 and December 31, 2007 was 1.74% and 8.19%, respectively. As can be seen from the ratios, liquidity has decreased in 2008 due to an increase in loan demand and a decrease in deposits, therefore, increasing the loan to deposit ratio. Deposits provide the basic core for liquidity. As discussed earlier, during the third quarter of 2008 banking institutions were challenged with liquidity as a result of the withdrawal of deposits due to concerns over the health of the country’s financial system. Financial institutions utilized high interest rates in the market to maintain and attract depositors. As a result, deposits at Franklin Bank declined during the third quarter. This has seemed to stabilize but has negatively affected our net interest margin. In addition to the borrowing facilities, MainStreet in early 2009 has developed relationships with several entities allowing for the gathering of brokered deposits. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million dollars in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. We have acquired brokered deposits during 2009 and along with a $2.3 million payoff of a loan, Franklin Bank has paid down its advances with FHLB.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. MainStreet utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 interest rate environment. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the then current level prime rate of 3.25% at December 31, 2008 in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	6.25%	10.00%	17.00%
+200 bp	5.25	6.00	9.00
+100 bp	4.25	3.00	4.00
-100 bp	2.25	-2.00	-4.00
-200 bp	1.25	-4.00	-5.00
-300 bp	0.25	-7.00	-11.00

MainStreet is sensitive to change in the interest rate environment particularly due to the large percentage of variable rate loans in our loan portfolio. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has significant exposure to the net interest margin. Management seeks to lower the impact on the net interest margin. To help offset the compression in the net interest margin, MainStreet entered into two reverse repurchase agreements for a total of $13.5 million. These agreements were put in place to add to net interest income. Refer to Footnote #9 for detailed information on the repurchase agreements.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

MainStreet provides certain services for its subsidiary bank and real estate company. These services include accounting, investments, treasury management, compliance, audit, deposit and loan operations, and data processing. In exchange for these services, the Bank and the real estate company pay an affiliate fee to the holding company. Per the servicing agreement signed upon the sale of Smith River Bank, MainStreet agreed to provide certain services to Smith River Bank for an annual fee of $505,000 for a three-year period, to be adjusted annually based upon the terms of the original agreement. The original Administrative Servicing Agreement expired on March 22, 2008 at which time MainStreet elected not to renew the Agreement.

The affiliate fee paid to MainStreet helps support MainStreet’s cash requirements since most of the expenses are directly related to the companies it owns. Dividends from Franklin Bank are also a source of cash for MainStreet. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years.

MainStreet RealEstate owns the facility in which the Southlake branch of Franklin Bank operates. The land cost was $425,286 and the cost of the building was $881,123. The construction of the facility was completed and operations began in August 2007. The corporation has only a modest amount of fixed assets.

A summary of MainStreet’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 8 detailing the dollar amount by maturity.

Footnote Disclosure in Item 8 Notes to Consolidated Financial Statements

Contractual Cash Obligations Operating Leases	Footnote #13

Other Commitments Commitments to extend credit	Footnote #17

Related Person Loans	Footnote #5

Borrowings	Footnote #8

Repurchase Agreements	Footnote #9

Impact of Inflation

Most of MainStreet’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. MainStreet does not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) have a great effect on MainStreet’s profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities. As discussed above, MainStreet and Franklin Bank must comply with numerous federal and state laws and regulations. In light of the increasing government involvement in the financial services industry and to address the underlying causes of the recent credit crunch, it is likely that financial institutions like MainStreet and Franklin Bank will have to meet additional legal requirements, all of which add to the Corporation’s cost of doing business. In addition, regulatory concerns over real estate related assets on the balance sheets of financial institutions and liquidity due to deposit fluctuations and other factors are likely to translate into higher regulatory scrutiny of financial institutions. This could impact MainStreet.

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders on April 15, 2004. This Plan permitted the granting of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain valid in accordance with their terms.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. MainStreet adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. MainStreet adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. MainStreet adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. MainStreet does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. MainStreet does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on its (consolidated) financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for MainStreet on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Corporation on December 31, 2008 and is not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Corporation’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of MainStreet BankShares, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
February 25, 2009

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS

Cash and due from banks	$2,767,176	$2,745,795
Interest-bearing deposits in other banks	127,853	469,186
Federal funds sold	280,000	970,000
Securities available-for-sale	21,588,488	22,569,594
Restricted equity securities	1,434,900	741,300

Loans:
Total Gross Loans	193,434,697	172,700,395
Unearned deferred fees and costs, net	72,853	82,324

Loans, net of unearned deferred fees and costs	193,507,550	172,782,719
Less: Allowance for loan losses	(3,502,029)	(2,086,592)

Net Loans	190,005,521	170,696,127
Bank premises and equipment, net	2,141,949	2,388,729
Accrued interest receivable	855,054	973,880
Other assets	2,679,933	1,630,374
Bank owned life insurance	2,720,450	2,596,897

Total Assets	$224,601,324	$205,781,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$16,235,463	$18,430,757
Interest bearing deposits	155,622,403	157,286,040

Total Deposits	171,857,866	175,716,797

Repurchase agreements	13,500,000	7,500,000
Short-term borrowings	16,711,375	—
Accrued interest payable and other liabilities	1,164,818	1,539,975

Total Liabilities	203,234,059	184,756,772

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 and 1,733,875 in 2008 and 2007, respectively	17,799,014	18,071,032
Retained earnings	3,269,480	2,941,122
Accumulated other comprehensive income	298,771	12,956

Total Shareholders’ Equity	21,367,265	21,025,110

Total Liabilities and Shareholders’ Equity	$224,601,324	$205,781,882

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest Income:
Interest and fees on loans	$12,426,655	$13,662,840
Interest on interest-bearing deposits	6,325	23,379
Interest on federal funds sold	55,843	605,178
Interest on securities available-for-sale	1,260,783	723,488
Dividends on restricted equity securities	39,518	53,780

Total Interest Income	13,789,124	15,068,665

Interest Expense:
Interest on time deposits $100,000 and over	2,283,924	2,590,298
Interest on other deposits	3,781,446	4,677,465
Interest on repurchase agreements	538,950	92,313
Interest on short-term borrowings	110,356	207,046

Total Interest Expense	6,714,676	7,567,122

Net Interest Income	7,074,448	7,501,543
Provision for loan losses	1,964,300	255,521

Net Interest Income After Provision for Loan Losses	5,110,148	7,246,022

Noninterest Income:
Service charges on deposit accounts	328,493	269,238
Mortgage brokerage income	229,631	301,508
Servicing fee income	150,619	562,877
Income on bank owned life insurance	123,553	96,897
Gain on sale of securities	46,340	—
Loss and impairment of other real estate and repossessions	(179,944)	(977)
Other fee income and miscellaneous income	258,815	276,857

Total Noninterest Income	957,507	1,506,400

Noninterest Expense:
Salaries and employee benefits	2,642,566	2,774,923
Occupancy and equipment expense	830,851	717,466
Professional fees	323,523	198,833
Advertising and promotion	100,676	106,576
Outside processing	424,945	399,669
Franchise tax	202,500	172,620
Other expenses	699,126	663,076

Total Noninterest Expense	5,224,187	5,033,163

Net Income Before Tax	$843,468	$3,719,259
Income Tax Expense	257,204	1,208,415

Net Income	$586,264	$2,510,844

Basic Net Income Per Share	$.34	$1.42

Diluted Net Income Per Share	$.33	$1.37

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2006	1,763,853	$18,576,739	$606,306	$6,411	$19,189,456

Comprehensive Income:

Net Income	—	—	2,510,844	—	2,510,844

Net unrealized holding gains during the period	—	—	—	9,916	9,916

Deferred income tax expense	—	—	—	(3,371)	(3,371)

Total Comprehensive Income	—	—	2,510,844	6,545	2,517,389

Stock option and warrant exercise including tax benefit of $54,865	22,822	264,783	—	—	264,783

Cash dividends declared	—	—	(176,028)	—	(176,028)

Repurchase of common stock	(52,800)	(792,840)	—	—	(792,840)

Stock-based compensation costs	—	22,350	—	—	22,350

Balance at December 31, 2007	1,733,875	$18,071,032	$2,941,122	$12,956	$21,025,110

Comprehensive Income:

Net Income	—	—	586,264	—	586,264

Net unrealized holding gains during the period	—	—	—	479,393	479,393

Less reclassification adjustments for gains included in net income, net of income tax expense of $15,756	—	—	—	(30,584)	(30,584)

Deferred income tax expense	—	—	—	(162,994)	(162,994)

Total Comprehensive Income	—	—	586,264	285,815	872,079

Warrant exercise including tax benefit of $15,727	5,500	65,722	—	—	65,722

Cash dividends declared	—	—	(257,906)	—	(257,906)

Repurchase of common stock	(26,000)	(383,330)	—	—	(383,330)

Stock-based compensation costs	—	45,590	—	—	45,590

Balance at December 31, 2008	1,713,375	$17,799,014	$3,269,480	$298,771	$21,367,265

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash Flows From Operating Activities:
Net income from operations	$586,264	$2,510,844
Provision for loan losses	1,964,300	255,521
Depreciation and amortization	280,888	230,898
Amortization of discounts and premiums, net	(12,980)	(36,445)
Gain on sale of securities	(46,340)	—
Loss and impairment on other real estate owned and repossessions	179,944	977
Stock option expense	45,590	22,350
Deferred tax benefit	(528,272)	(28,195)
(Increase) decrease in accrued interest receivable	118,826	(101,670)
Increase in other assets	(1,526,963)	(741,788)
Increase in value of BOLI	(123,553)	(96,897)
Increase (decrease) in accrued interest payable and other liabilities	(288,463)	167,434
Tax benefit of warrant exercise	15,727	54,865

Net cash provided by operating activities	664,968	2,237,894

Cash Flows From Investing Activities:
(Increase) decrease in interest-bearing deposits in other banks	341,333	(213,406)
Decrease in federal funds sold	690,000	11,914,000
Purchases of furniture, fixtures, and equipment	(34,108)	(1,879,670)
Purchases of securities available-for-sale	(13,181,238)	(38,738,792)
Purchases of restricted equity securities	(693,600)	(46,200)
Calls/maturities/repayments of securities available-for-sale	9,628,023	36,291,870
Proceeds from sale of securities	5,026,694	—
Proceeds from sale of other real estate owned and repossessions	678,494	322,795
Redemption of restricted equity securities	—	450,000
Loan originations and principal collections, net	(21,273,694)	(16,398,802)
Purchase of bank owned life insurance	—	(2,500,000)

Net cash used in investing activities	(18,818,096)	(10,798,205)

Cash Flows From Financing Activities:
Increase (decrease) non-interest bearing deposits	(2,195,294)	4,173,397
Increase (decrease) interest bearing deposits	(1,663,637)	6,723,349
Proceeds from repurchase agreement	6,000,000	7,500,000
Proceeds from short-term borrowings	16,711,375	—
Repayment of short-term borrowings	—	(10,000,000)
Proceeds from issuance of common stock	49,995	209,918
Repurchase of common stock	(383,330)	(792,840)
Dividends paid	(344,600)	(89,334)

Net cash provided by financing activities	18,174,509	7,724,490

Net increase (decrease) in cash and cash equivalents	21,381	(835,821)
Cash and cash equivalents at beginning of year	$2,745,795	$3,581,616

Cash and cash equivalents at end of year	$2,767,176	$2,745,795

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,873,827	$7,552,547

Cash paid during the period for taxes	$997,122	$1,092,000

Unrealized (gain) on investment securities	$(433,053)	$(9,916)

Transfer of loans to other real estate and other assets	$1,279,731	$731,568

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Summary of Accounting Policies

(a)	General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), incorporated as a Virginia corporation effective January 14, 1999, was a development stage enterprise until July 24, 2000. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. The shares purchased from the private placement offering were also subsequently registered. The Corporation was primarily organized to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A., (“Smith River Bank”) which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc., for the sole purpose of owning the real estate of the Corporation.

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. It currently has four banking offices including its main office.

When MainStreet sold Smith River Bank the capital was redeployed to Franklin Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at December 31, 2008 and 2007 was $86,514 and $96,370, respectively. The outstanding balance at December 31, 2008 consisted of one loan. As part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of 3 years following the closing for an initial annual fee of $505,000, to be adjusted annually based upon the terms of the original agreement. The original Administrative Servicing Agreement expired on March 22, 2008. MainStreet elected not to renew the Administrative Servicing Agreement.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans. BankShares considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement. BankShares’ impaired loans include nonaccrual loans and certain other nonperforming loans. For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan’s collateral properties. For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans’ collateral properties are included in the provision for loan losses.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of cost or the fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expense. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions. Other real estate owned was $1,158,600 and $703,771 at December 31, 2008 and 2007, respectively, and is included in other assets on the Corporation’s balance sheet.

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

MainStreet adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $45,590 and $22,350 for the years ended December 31, 2008 and December 31, 2007, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 14 to the consolidated financial statements herein.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 11 for detailed information on net income per share for the years ending December 31, 2008 and 2007, respectively. Please refer to Note 14 for detailed information on stock options and warrants for the years ending December 31, 2008 and 2007, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2008 and 2007 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government agencies	$2,397,461	$34,497	$—	$2,431,958
Mortgage backed securities	18,738,344	418,186	—	19,156,530

Total securities available-for-sale	$21,135,805	$452,683	$—	$21,588,488

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$4,007,723	$9,703	$(2,907)	$4,014,519
Mortgage backed securities	15,931,085	58,159	(22,629)	15,966,615
Municipal bonds	2,611,156	10,032	(32,728)	2,588,460

Total securities available-for-sale	$22,549,964	$77,894	$(58,264)	$22,569,594

The amortized costs and market values of securities available-for-sale at December 31, 2008, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$—	$—
Due after one year but within five years	1,895,632	1,911,343
Due after five years but within ten years	—	—
Due after ten years	19,240,173	19,677,145

	$21,135,805	$21,588,488

Gains realized on sales and calls of securities available-for-sale were $46,340 and $0 in 2008 and 2007, respectively. Securities available-for-sale with carrying values approximating $18,618,505 and $10,323,439 at December 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

At December 31, 2008, MainStreet had no securities in an unrealized loss position. Following demonstrates the unrealized loss position of securities available for sale at December 31, 2007.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Federal Reserve Bank stock is included in restricted equity securities and totaled $390,100 at December 31, 2008 and December 31, 2007, respectively. Federal Home Loan Bank stock makes up the remainder of the balance in restricted equity securities and totaled $1,044,800 and $351,200 at December 31, 2008 and 2007, respectively.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at December 31, 2008 and 2007 are as follows:

	2008	2007
Commercial	$18,251,922	$18,741,417
Real Estate:
Construction and land development	51,200,170	59,372,175
Residential 1-4 families	43,707,986	35,452,703
Home Equity lines	16,012,671	14,519,634
Commercial real estate	61,174,895	41,236,085
Consumer	3,087,053	3,378,381

Total Gross Loans	$193,434,697	$172,700,395

Overdrafts reclassified to loans at December 31, 2008 and 2007 were $48,973 and $93,102, respectively.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance at beginning of year	$2,086,592	$1,942,781
Provision for loan losses	1,964,300	255,521
Losses charged to allowance	(554,484)	(139,937)
Recoveries credited to allowance	5,621	28,227

Balance at end of year	$3,502,029	$2,086,592

Net charge-offs of $548,863 and $111,710 for 2008 and 2007, respectively, equated to .30% and .07%, respectively, of average loans outstanding, net of unearned deferred fees and costs. The loan loss reserve at December 31, 2008 and 2007 represented 1.81% and 1.21%, respectively, of loans, net of unearned deferred fees and costs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	For the Periods Ended
	December 31, 2008	December 31, 2007
Nonaccrual loans and leases	$4,217,698	$147,278
Foreclosed real estate	1,158,600	703,771
Other foreclosed property	—	22,500

Total foreclosed property	1,158,600	726,271

Total nonperforming assets	$5,376,298	$873,549

Loans 90 days or more past due and still accruing	$464,701	$483,636

Impaired loans were $4,217,698 and $147,278 at December 31, 2008 and December 31, 2007, respectively, of which all were on nonaccrual. Lost interest related to these loans at December 31, 2008 and 2007 was $113,626 and $15,421, respectively. The average balance during 2008 and 2007 for impaired loans was approximately $1,766,634 and $377,716, respectively. Interest income reflected in the 2008 and 2007 income statements related to impaired loans was $207,346 and $1,126, respectively. A total of $499,949 in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2008 for impaired loans.

Note 5 – Related Person Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2008 and 2007 for all such loans are summarized below:

	2008	2007
Balance at beginning of year	$11,003,322	$7,646,470
Additions	21,402,828	10,900,085
Payments	(20,818,600)	(7,543,233)

Balance at end of year	$11,587,550	$11,003,322

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments to related persons were $3,928,980 and $3,191,233 at December 31, 2008 and 2007, respectively.

Note 6 – Bank premises and Equipment

Bank premises and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
Buildings and land	$1,306,410	$1,306,410
Furniture and equipment	1,219,875	1,195,684
Computer software	187,630	177,713
Leasehold improvements	412,818	412,818
Automobiles	20,284	20,284

	3,147,017	3,112,909
Accumulated depreciation and amortization	(1,005,068)	(724,180)

Bank premises and equipment, net	$2,141,949	$2,388,729

Depreciation expense was $280,888 and $230,898 for 2008 and 2007, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 7 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2008 and 2007 are as follows:

	2008
	Time Deposits $100,000 and Over	Other Time Deposits
2009	$43,897,734	$58,951,415
2010	3,919,540	3,282,839
2011	1,103,508	1,327,589
2012	398,795	261,608
2013	1,485,257	3,637,295

Total	$50,804,834	$67,460,746

	2007
	Time Deposits $100,000 and Over	Other Time Deposits
2008	$44,348,746	$64,141,011
2009	3,965,453	5,355,957
2010	1,764,494	1,164,032
2011	949,548	1,136,372
2012	386,385	159,542

Total	$51,414,626	$71,956,914

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2008 and 2007 were $8,271,475 and $6,911,600, respectively.

Note 8 – Short-term Borrowings

The Corporation borrowed short-term $9,500,000 from Federal Home Loan Bank of Atlanta (“FHLB”) in July 2008 at the daily rate credit. Subsequently, the Corporation borrowed short-term $5,500,000 in November 2008 from FHLB also at the daily rate credit. The interest rate in effect at December 31, 2008 was .46%. The borrowing is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines.

Federal funds purchased were $1,512,000 at December 31, 2008.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts were $199,375 at December 31, 2008. There were no such accounts at December 31, 2007.

Note 9 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The pricing rate was fixed at 4.22% until September 18, 2008. On that date, it could have been called by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at December 31, 2008.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The final maturity date is January 2, 2013. The initial interest rate was 3.57% with interest payments quarterly. There was a lock out date on the interest rate until January 2, 2009 at which time the repurchase agreement could have been put back to MainStreet and can be called quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2008 and January 2, 2009.

Note 10 – Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Corporation is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2005. MainStreet is currently being audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006.

The Corporation adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2008 and 2007. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2008	2007
Current expense	$785,476	$1,236,610
Deferred tax benefit	(528,272)	(28,195)

Income Tax Expense	$257,204	$1,208,415

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2008	2007
Computed at the expected federal statutory rate	$286,779	$1,264,548
Nondeductible meals & entertainment	1,629	2,727
Tax-exempt municipal interest	(5,583)	(32,587)
Bank owned life insurance	(42,008)	(32,945)
Incentive stock option expense	15,462	7,560
Interest disallowance	876	6,308
Other	49	(7,196)

Income Tax Expense	$257,204	$1,208,415

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The components of deferred tax assets and liabilities are as follows:

	2008	2007
Allowance for loan losses	$1,100,046	$647,943
Indemnity loan accrual	—	5,305
SERP accrual	79,525	32,641
Other	16,612	7,315
Unrealized losses on other real estate	41,566	—

Deferred tax assets	1,237,749	693,204

Prepaid service contracts and insurance	24,940	25,017
Depreciation and amortization	117,635	103,820
Unrealized gain on securities available-for-sale	153,912	6,674
Other	9,310	6,775

Deferred tax liabilities	305,797	142,286

Net deferred tax assets	$931,952	$550,918

Note 11 – Net Income Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,722,090	$.34	1,772,355	$1.42

Effect of dilutive securities:
Stock options	33,858		57,400

Earnings per share, diluted	1,755,948	$.33	1,829,755	$1.37

In 2008 and 2007, stock options representing 27,523 shares and 27,523 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 12—Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. BankShares has a 401-K plan which provides for contributions by employees. BankShares began a matching contribution in the second quarter of 2005. Total 401-K match expense was $74,080 and $71,803 for the years ended December 31, 2008 and 2007, respectively.

In addition, MainStreet has supplemental retirement benefits provided to its executive officers under a supplemental executive retirement plan executed in 2007. Although technically unfunded, a Rabbi Trust and insurance policies on the lives of the covered executives are available to finance future benefits. The expense for 2008 and 2007 was $137,895 and $96,003, respectively. The following were significant actuarial assumptions used to determine benefit obligations:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.25%
Assumed rate of annual compensation increases	4.50	4.50

	December 31, 2008	December 31, 2007
Changes in Projected Benefit Obligation above
Projected benefit obligation January 1,	$96,003	$—
Service cost	137,895	96,003
Interest cost	—	—
Actuarial gain (loss)	—	—
Benefits paid	—	—

Projected benefit obligation, December 31	$233,898	$96,003

Note 13 – Leases and Commitments

The Corporation has a lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office and operations area lease, which commenced on May 1, 2004, is for 3,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 30, 730 East Church Street in Martinsville, Virginia. The lease will expire April 30, 2009.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A branch, Westlake Branch, of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Franklin Bank’s 220 North branch is located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Management deems these leases to be made at comparable market values.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $277,000 and $243,000 for the years ended December 31, 2008 and 2007, respectively. Future rental payments under non-cancelable operating leases approximate $277,000, $270,000, $269,000, $236,000 and $212,000 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively. The total aggregate of lease payments after 2013 total approximately $983,000.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 14 – Stock Options and Warrants

Each organizer/director was granted one warrant for each share of stock that they purchased in the original common stock offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 55,916 are fully vested, 12,834 have been forfeited and 27,500 have been exercised.

Options in the amount of 33,000, of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permits the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors on January 21, 2004 and remains in effect, subject to the right of the Board of Directors to terminate the Plan, until January 21, 2009, at which time it terminates except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that may be issued under the Plan may not exceed 150,700. As of December 31, 2008, there were 136,527 options granted under this Plan of which 822 options have been exercised and 797 stock options have been forfeited and placed back into the Plan for issuance. The Plan terminated January 21, 2009, except with respect to awards granted prior to that date.

The Corporation has reserved 238,794 shares of authorized but unissued shares of common stock related to these option and warrant agreements as of December 31, 2008.

There were no stock option grants during 2008. The per share weighted average fair value of stock options granted during 2007 was $5.61 on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

2007 Grants
Risk-free interest rate	4.61%
Expected life of options	6.5 years
Expected volatility of stock price	26%
Expected dividend yield	0%

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

MainStreet recorded $45,590 and $22,350 in stock-based compensation during the year ended December 31, 2008 and 2007, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Following is a status and summary of changes of stock options and warrants during the year ended December 31, 2008:

	2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	229,324	$11.37
Granted	—	—
Exercised	(5,500)	9.09
Forfeited	—	—

Outstanding at year-end	223,824	$11.43	5.43	$1,033,265

Exercisable at year-end	209,928	$11.15	5.21	$858,825

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of the Corporation’s stock. The total intrinsic value of stock options and warrants exercised during the years ended December 31, 2008 and 2007 was $46,255 and $164,420, respectively.

As of December 31, 2008 and 2007, there was $67,876 and $113,466 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 3.0 years.

As of December 31, 2008, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$9.09	55,916	1.60
9.55	33,000	4.50
12.09	89,264	6.90
12.09	18,121	7.00
15.00	4,720	8.95
16.75	8,907	8.00

$9.09 - $16.75	209,928

Note 15 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. As of December 31, 2008 the aggregate amount of unrestricted funds which could be transferred from the Corporation’s bank subsidiary to the Parent Corporation for payment of dividends to shareholders without prior regulatory approval, totaled $4,643,266 or 2.07% of the total consolidated assets.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2008 and 2007.

Actual capital amounts and ratios for MainStreet at December 31, 2008 and 2007 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$23,467,758	12.30%	$15,267,000	8.00%	$19,084,000	10.00%
Tier I capital (to risk weighted assets)	21,068,494	11.04	7,634,000	4.00	11,450,000	6.00
Tier I capital (to average assets)	21,068,494	9.32	9,038,000	4.00	11,298,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$23,098,746	12.99%	$14,226,000	8.00%	$17,782,000	10.00%
Tier I capital (to risk weighted assets)	21,012,154	11.82	7,113,000	4.00	10,669,000	6.00
Tier I capital (to average assets)	21,012,154	10.21	8,234,000	4.00	10,292,000	5.00

Actual capital amounts and ratios for Franklin Bank at December 31, 2008 and 2007 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$22,583,855	11.86%	$15,238,000	8.00%	$19,048,000	10.00%
Tier I capital (to risk weighted assets)	20,189,003	10.60	7,619,000	4.00	11,429,000	6.00
Tier I capital (to average assets)	20,189,003	8.95	9,024,000	4.00	11,280,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$20,693,633	11.66%	$14,195,000	8.00%	$17,744,000	10.00%
Tier I capital (to risk weighted assets)	18,607,041	10.49	7,098,000	4.00	10,646,000	6.00
Tier I capital (to average assets)	18,607,041	9.06	8,211,000	4.00	10,264,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 16 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets

Cash and due from banks	$137,520	$562,813
Interest-bearing deposits in other banks	469,950	1,747,797
Furniture, fixtures and equipment, net	96,766	118,175
Other assets	24,834	21,076
Investment in subsidiaries	20,719,640	18,823,960

Total Assets	$21,448,710	$21,273,821

Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$81,445	$248,711

Shareholders’ Equity

Common shareholders’ equity	21,367,265	21,025,110

Total Liabilities and Shareholders’ Equity	$21,448,710	$21,273,821

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2008	Year Ended December 31, 2007
Income
Equity in undistributed income of subsidiaries	$94,865	$1,626,426
Dividends from subsidiaries	595,601	882,174
Interest income	44,223	75,912
Other income	18,253	85,552
Servicing fee income	150,619	562,877
Affiliate fee income	1,024,569	758,704

Total Income	1,928,130	3,991,645
Expenses
Salaries and employee benefits	723,280	895,012
Occupancy and equipment expense	124,302	126,135
Professional fees	291,141	200,084
Outside processing	82,202	81,253
Other expenses	151,179	177,283

Total Expenses	1,372,104	1,479,767

Net Income Before Tax	556,026	2,511,878
Income Tax Expense (Benefit)	(30,238)	1,034

Net Income	$586,264	$2,510,844

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash Flows From Operating Activities:
Net income from operations	$586,264	$2,510,844
Adjustments to reconcile net income to net cash from operations:
Depreciation	45,583	41,143
Stock option expense	45,590	22,350
Equity in undistributed income of subsidiaries	(94,865)	(1,626,426)
(Increase) decrease in other assets	(3,758)	39,235
Decrease in other liabilities	(80,572)	(84,045)
Tax benefit from warrant exercise	15,727	54,865

Net Cash Provided by Operating Activities	513,969	957,966

Cash Flows From Investing Activities:
Decrease in interest-bearing deposits	1,277,847	428,828
Purchases of furniture and equipment	(24,174)	(31,847)
Capital contributed to subsidiary	(1,515,000)	(215,000)

Net Cash Provided by (Used in) Investing Activities	(261,327)	181,981

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	49,995	209,918
Repurchase of common stock	(383,330)	(792,840)
Dividends paid	(344,600)	(89,334)

Net Cash Used in Financing Activities	(677,935)	(672,256)

Net Increase (Decrease) in Cash	(425,293)	467,691
Cash at Beginning of Year	562,813	95,122

Cash at End of Year	$137,520	$562,813

Note 17 – Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, BankShares is a party to financial instruments with off-balance-sheet risk. These financial instruments involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2008 and 2007 outstanding commitments to extend credit including letters of credit were $27,099,979 and $38,019,087 respectively. Primarily, these outstanding commitments to extend credit are variable rate.

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

Note 18 – Concentrations of Credit Risk

For the most part, MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2008. The areas

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

of concentrations of credits are in loans for real estate to commercial borrowers with an outstanding balance of $35,152,304; loans for construction of buildings with an outstanding balance of $25,911,163; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $17,040,449. There were also three areas of concentrations at December 31, 2007. The areas of concentrations of credits were in loans for real estate to commercial borrowers with an outstanding balance of $31,136,240; loans for construction of buildings with an outstanding balance of $25,473,907; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $18,805,124. The residential 1-4 family loan portfolio consists of first liens and junior liens on residential properties. The consumer loan portfolio consists primarily of loans to individuals for home improvements, personal property, automobiles, and other consumer purposes.

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

Note 19 – Fair Value Measurements

MainStreet adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, MainStreet has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO).

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect MainStreet’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The following describes the valuation techniques used by MainStreet to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$21,588,488	$—	$21,588,488	$—

Total assets at fair value	$21,588,488	$—	$21,588,488	$—

Total liabilities at fair value	$—	$—	$—	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by MainStreet to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of MainStreet using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2008
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,717,749	$—	$771,846	$2,945,903

Total assets at fair value	$3,717,749	$—	$771,846	$2,945,903

Total liabilities at fair value	$—	$—	$—	$—

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The estimated fair values of financial instruments at December 31, 2008 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,767,176	$2,767,176
Interest-bearing deposits in other banks	127,853	127,853
Federal funds sold	280,000	280,000
Securities available-for-sale	21,588,488	21,588,488
Restricted equity securities	1,434,900	1,434,900
Loans, net	190,005,521	190,557,250
Accrued interest receivable	855,054	855,054

Total Financial Assets	$217,058,992	$217,610,721

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$16,235,463	$16,235,463
Interest bearing deposits	155,622,403	155,334,956
Repurchase agreements	13,500,000	14,610,150
Short-term borrowings	16,711,375	16,711,375
Accrued interest payable	608,111	608,111

Total Financial Liabilities	$202,677,352	$203,500,055

The estimated fair values of financial instruments at December 31, 2007 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,745,795	$2,745,795
Interest-bearing deposits in other banks	469,186	469,186
Federal funds sold	970,000	970,000
Securities available-for-sale	22,569,594	22,569,594
Restricted equity securities	741,300	741,300
Loans, net	170,696,127	170,495,422
Accrued interest receivable	973,880	973,880

Total Financial Assets	$199,165,882	$198,965,177

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$18,430,757	$18,430,757
Interest bearing deposits	157,286,040	157,251,498
Repurchase agreements	7,500,000	7,706,250
Accrued interest payable	762,175	762,175

Total Financial Liabilities	$183,978,972	$184,150,680

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

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

Note 20 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2008

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

MainStreet’s principal executive officer and principal financial officer have reviewed MainStreet’s disclosure controls and procedures (as defined in 204.13a-15(e) and 204.15d-15(e)) as of the end of the period covered by this annual report and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective. There have not been any changes in our internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.	Other Information

None.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class B Directors expires in 2009, the term of the Class C Directors expires in 2010, and the term of the Class A Directors expires in 2011. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held
Class B Directors – Term Expires 2009

Joseph F. Clark (46)	Director since July 2001

Charles L. Dalton (45)	Director since July 2001

Joel R. Shepherd (45)	Director since December 2002

Class C Directors – Terms Expires 2010

William L. Cooper, III (55)	Director since February 2007

John M. Deekens (61)	Director since July 2001

Danny M. Perdue (63)	Director since December 2002

Class A Directors – Term Expires 2011

Larry A. Heaton (51)	Director since October 2002 President/CEO of MainStreet BankShares, Inc. since May 2006. President/CEO/Chairman of Franklin Bank since October 2002.

Michael A. Turner (55)	Director since December 2002

Joseph F. Clark is President of Clark Brothers Company, Inc., in Stuart, Virginia, of which he is a partial owner. Mr. Clark is also a member and partial owner of CBC, LLC, a management business. He is a member and partial owner of Highland Park, LLC and Fairview Group, LLC. He is a member of the Stuart Rotary Club and the Stuart United Methodist Church.

William L. Cooper, III is partial owner and President of Cooper Classics, Inc. He is CEO and partial owner of CWP, Inc. He is a managing partner of Grassy Hill Investment. Mr. Cooper is a trustee of North Cross School and is Vice President of the Rocky Mount Historic Foundation. He is also a past director of the BB&T Corporate Virginia State Board.

C. Laine Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency, Inc. in Stuart, Virginia. He has been a past member of the Stuart Rotary Club, Patrick County Chamber of Commerce, Professional Insurance Agents of Virginia and Patrick County Dixie Youth Baseball.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2008

J. Mac Deekens was formerly the Plant Manager for Stuart Forest Products in Stuart, Virginia. Prior to that, he was the Quality Improvement Manager for Hooker Furniture Corporation in Martinsville, Virginia. He is a member of the Stuart Rotary Club.

Larry A. Heaton was appointed President and CEO of MainStreet BankShares, Inc. where he also serves as a director, upon the retirement of Cecil R. McCullar in May 2006. Mr. Heaton is also the President, CEO and Chairman of Franklin Community Bank, N.A. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank. Mr. Heaton serves as a director of the Franklin County YMCA and the United Way of Franklin County. He is also a member of the Rocky Mount Rotary Club and Blue Ridge Foundation.

Danny M. Perdue is currently the owner of the Franklin Shopping Center. He is a partial owner and President of Redwood Minute Markets, Inc. He is a partial owner of First Minute Markets, LLC. He is also an owner of Redwood Petroleum Products, Ferrum Petroleum Products, Franklin Petroleum Products, 604 Petroleum Products and Penhook Petroleum Products. He is Vice President of Perdue Properties, Inc. Mr. Perdue is also a director of Franklin Community Bank, N.A. He is on the YMCA Board and the United Way Board. He is a member of the Rotary Club and a Ferrum College Trustee.

Joel R. Shepherd is a partial owner and President of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., and 220 Self Storage, Inc. He is also a partial owner of Shepherd Properties, LLC, Orient Bay, LLC, Wirtz Properties, LLC and Lake Marina, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A. He is also active in the United Way of Franklin County.

Michael A. Turner has served as the partial owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates, LC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A. He is also a member of the Cool Branch Volunteer Rescue Squad, Franklin County Chamber of Commerce and the Smith Mountain Lake Chamber of Commerce.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer

Brenda H. Smith (49)	Executive Vice President	8/99
Chief Financial Officer
Corporate Secretary

Brenda H. Smith joined the Corporation in August 1999. From 1995 to 1999, she was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation. Ms. Smith is a member of Pleasant Grove Christian Church and serves on the Safetynet Board of Trustees.

MainStreet has a standing Audit Committee. The Audit Committee is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Company’s

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2008

Internal Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee. The members of the Audit Committee are C. Laine Dalton, J. Mac Deekens, Joel R. Shepherd (Chairman), Michael A. Turner, and Danny M. Perdue.

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

Other information required by Item 10 of Form 10-K appears on pages 7 through 8 of the Corporation’s 2009 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears on pages 9 through 12 of the Corporation’s 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears on pages 5 through 6 of the Corporation’s 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated have banking relationships with Franklin Bank and prior to its divestiture, Smith River Bank. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. None of such loans are classified as nonaccrual, past due, restructured or potential problem. Information related to loans to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 8, Note 5 of this document. Deposit information related to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 8, Note 7 of this document.

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia, its Westlake office and its 220 North office. The owners of the buildings are directors of Franklin Bank. The leases were made on market terms for those comparable at the time of the transaction.

The information required by Item 13 of Form 10-K concerning director independence appears on page 12 of the Corporations’ 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K appears in the Corporation’s 2009 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2008

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.

Notes to Financial Statements.

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements or related notes.

3.	Exhibits and Reports on Form 8-K:

See Index to Exhibits.

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

NAME	TITLE	DATE

/s/ Larry A. Heaton	President and Chief Executive Officer, Director, President/CEO of Franklin Community Bank, N.A.	03/23/09
Larry A. Heaton		Date

/s/ Brenda H. Smith	Executive Vice President Chief Financial Officer Corporate Secretary	03/23/09
Brenda H. Smith		Date

/s/ Joseph F. Clark	Director	03/23/09
Joseph F. Clark		Date

/s/ William L. Cooper, III	Director	03/23/09
William L. Cooper, III		Date

/s/ Charles L. Dalton	Director	03/23/09
Charles L. Dalton		Date

/s/ John M. Deekens	Director	03/23/09
John M. Deekens		Date

/s/ Danny M. Perdue	Director	03/23/09
Danny M. Perdue		Date

/s/ Joel R. Shepherd	Chairman of the Board	03/23/09
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	03/23/09
Michael A. Turner		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; and amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2#	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Carey D. Wrenn incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.10#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

14	Code of Ethics filed March 13, 2006 on Form 10-K and herein incorporated by reference.

21	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-K filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).