Form 10-Q
period 2009-03-31
MAINSTREET BANKSHARES INC
filed 2009-05-11
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of April 30, 2009

MAINSTREET BANKSHARES, INC.

Form 10-Q

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited).

2.	Consolidated Statements of Income for the quarters and year-to-date periods ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) March 31, 2009	(Audited) December 31, 2008
ASSETS

Cash and due from banks	$2,545,473	$2,767,176
Interest-bearing deposits in banks	187,384	127,853
Federal funds sold	7,293,000	280,000

Total Cash and Cash Equivalents	10,025,857	3,175,029
Securities available for sale, at fair value	21,561,108	21,588,488
Restricted equity securities	1,063,800	1,434,900

Loans:
Total Gross Loans	185,827,813	193,434,697
Unearned deferred fees and costs net	89,731	72,853

Loans, net of unearned deferred fees and costs	185,917,544	193,507,550
Less: Allowance for loan losses	(3,517,509)	(3,502,029)

Net Loans	182,400,035	190,005,521
Bank premises and equipment, net	2,087,704	2,141,949
Accrued interest receivable	823,188	855,054
Other assets	2,140,761	2,679,933
Bank owned life insurance	2,747,755	2,720,450

TOTAL ASSETS	$222,850,208	$224,601,324

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$17,657,086	$16,235,463
Interest bearing deposits	163,059,508	155,622,403

Total Deposits	180,716,594	171,857,866

Repurchase agreements	13,500,000	13,500,000
Short-term borrowings	5,367,728	16,711,375
Accrued interest payable and other liabilities	1,433,054	1,164,818

Total Liabilities	201,017,376	203,234,059

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at March 31, 2009 and December 31, 2008, respectively	17,810,173	17,799,014
Retained earnings	3,523,962	3,269,480
Accumulated other comprehensive income	498,697	298,771

Total Shareholders’ Equity	21,832,832	21,367,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,850,208	$224,601,324

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest and Dividend Income:
Interest and fees on loans	$2,734,714	$3,182,603
Interest on interest-bearing deposits	75	3,829
Interest on federal funds sold	1,558	33,300
Interest on securities available for sale	279,989	343,217
Dividends on restricted equity securities	5,933	11,123

Total Interest and Dividend Income	3,022,269	3,574,072

Interest Expense:
Interest on time deposits $100,000 and over	473,853	639,670
Interest on other deposits	663,973	1,104,103
Interest on short-term borrowings	13,103	1,441
Interest on repurchase agreements	132,675	133,554

Total Interest Expense	1,283,604	1,878,768

Net Interest Income	1,738,665	1,695,304
Provision for loan losses	126,000	25,900

Net Interest Income After Provision for Loan Losses	1,612,665	1,669,404

Noninterest Income:
Service charges on deposit accounts	70,658	90,035
Mortgage brokerage income	52,369	78,753
Servicing fee income	—	147,868
Income on bank owned life insurance	27,304	28,572
Gain on sale of securities available for sale	—	78
Loss on sale of other real estate owned and repossessions	(79,513)	934
Other fee income and miscellaneous income	55,013	61,643

Total Noninterest Income	125,831	407,883

Noninterest Expense:
Salaries and employee benefits	695,221	705,866
Occupancy and equipment expense	203,392	203,840
Professional fees	75,657	44,212
Outside processing	111,992	117,634
FDIC Assessment	77,585	29,694
Franchise tax	52,500	52,500
Other expenses	144,620	156,184

Total Noninterest Expense	1,360,967	1,309,930

Net Income Before Tax	$377,529	$767,357
Income Tax Expense	123,047	251,132

Net Income	$254,482	$516,225

Net Income Per Share Basic	$.15	$.30

Net Income Per Share Diluted	$.15	$.29

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash Flows From Operating Activities
Net income from operations	$254,482	$516,225
Provision for loan losses	126,000	25,900
Depreciation and amortization	68,293	71,149
Amortization of discounts and premiums, net	(5,024)	(5,857)
Gain on sale of securities	—	(78)
(Gain) loss and impairment on other real estate owned and repossessions	79,513	(934)
Stock option expense	11,159	10,808
Deferred tax benefit	(69,365)	(17,974)
Decrease in accrued interest receivable	31,866	88,500
Increase in other assets	(172,978)	(4,229)
Increase in value of BOLI	(27,305)	(28,573)
Increase in accrued interest payable and other liabilities	268,236	36,651
Tax benefit of warrant exercise	—	15,727

Net cash provided by operating activities	564,877	707,315

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(14,048)	(18,637)
Purchases of securities available for sale	(1,162,734)	(10,486,016)
Purchases of restricted equity securities	(78,900)	(18,600)
Redemptions of restricted equity securities	450,000	—
Calls/maturities/repayments of securities available for sale	1,498,056	4,475,288
Proceeds from sale of securities	—	2,611,113
Proceeds from sale of other real estate owned and repossessions	599,010	23,000
Loan originations and principal collections, net	7,479,486	(3,263,335)

Net cash provided by (used in) investing activities	8,770,870	(6,677,187)

Cash Flows From Financing Activities

Increase (decrease) in non-interest bearing deposits	1,421,623	(200,318)
Increase in interest bearing deposits	7,437,105	4,265,413
Repayment of short-term borrowings	(11,512,000)	—
Proceeds from short-term borrowings	168,353	241,611
Proceeds from repurchase agreement	—	6,000,000
Dividends paid	—	(85,944)
Repurchase of common stock	—	(251,000)
Proceeds from issuance of common stock	—	49,995

Net cash provided by (used in) financing activities	(2,484,919)	10,019,757

Net increase (decrease) in cash and cash equivalents	$6,850,828	$4,049,885
Cash and cash equivalents at beginning of period	3,175,029	4,184,981

Cash and cash equivalents at end of period	$10,025,857	$8,234,866

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,237,508	$1,921,537

Cash paid during the period for taxes	$—	$97,122

Unrealized gain on securities available for sale	$(302,918)	$(296,231)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

Note 1 – Summary of Accounting Policies

(a)	General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2008 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated in Virginia on January 14, 1999. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering of its common stock that commenced on September 20, 2004 and terminated January 31, 2005. This offering raised total proceeds of $1,807,101. The shares from the private placement offering were subsequently registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. The Corporation was primarily organized to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”) which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. (“MainStreet RE”) for the sole purpose of owning the real estate of the Corporation.

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

When MainStreet sold Smith River Bank the capital was redeployed to Franklin Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at March 31, 2009 and December 31, 2008 totaled $85,989 and $86,514, respectively, and consisted of one loan. Also, as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired on March 22, 2008 at which time MainStreet elected not to renew the Servicing Agreement.

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

March 31, 2009

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of MainStreet and its wholly-owned subsidiaries, Franklin Bank and MainStreet RE. All significant intercompany accounts and transactions associated with MainStreet’s wholly-owned subsidiaries have been eliminated.

(c)	Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, interest-bearing deposits in banks, and federal funds sold.

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

March 31, 2009

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

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions. Other real estate owned totaled $765,800 and $1,158,600 at March 31, 2009 and December 31, 2008, respectively, and is included in other assets on the Corporation’s balance sheet.

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

March 31, 2009

(j)	Stock Options and Warrants

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS .No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $11,159 and $10,808 for the quarters ending March 31, 2009 and 2008, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 8 to the consolidated financial statements herein.

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

Statement of Financial Accounting Standards No. 128, “Accounting for Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 6 for detailed information on net income per share for the quarter and year-to-date periods. Please refer to Note 8 for detailed information on stock options and warrants.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

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

(q)	Recent Events

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement requires Franklin Bank to perform certain actions within designated time frames. The Bank must be in compliance with all of the Articles of the Agreement during the course of the Agreement. The Agreement is intended to demonstrate the Bank’s commitment to review/enhance certain aspects of various policies. The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity. Franklin Bank expects to achieve full compliance and has already initiated steps to do so.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

Within 30 days, Franklin Bank must adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action is necessary to reduce these concentrations. Franklin Bank has already reviewed and amended these limits. Certain concentrations have been lowered.

Within 60 days, Franklin Bank must establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank has developed an attestation process monthly for loan officers to include risk rating and accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee that meets quarterly. Problem loan sheets will be expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources will be detailed. Our internal loan review will report to an independent committee of the board and will continue to make quarterly reports with enhanced information including the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors. Also, within 60 days Franklin Bank shall develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy has been amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. Within 60 days the Bank shall eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. Within 60 days Franklin Bank shall enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which will include more detailed reporting to the Board. These reports have been created. The Agreement also required Franklin Bank to take action to ensure adequate sources of liquidity. Franklin Bank has increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At March 31, 2009, brokered deposits were less than 5%. Franklin Bank will also revise its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. Franklin Bank will also be required to review and enhance the analysis of the allowance for loan losses.

Within 90 days, Franklin Bank must develop and implement a three-year capital plan.

Under the Agreement, a Compliance Committee of three members of the Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. While the Corporation intends to take such actions as may be necessary to enable Franklin Bank to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement in the time frames required. Such compliance could be costly and affect the operations of the Corporation.

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2009 and December 31, 2008 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$2,762,767	$9,217	$—	$2,771,984
Mortgage backed securities	18,042,740	746,384	—	18,789,124

Total securities available for sale	$20,805,507	$755,601	$—	$21,561,108

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government sponsored agencies	$2,397,461	$34,497	$—	$2,431,958
Mortgage backed securities	18,738,344	418,186	—	19,156,530

Total securities available-for-sale	$21,135,805	$452,683	$—	$21,588,488

At March 31, 2009 and December 31, 2008, MainStreet had no securities in an unrealized loss position. There were no gains or losses recorded on sales and call of securities available for sale at March 31, 2009.

Federal Reserve Bank stock and Federal Home Loan Bank stock are included in restricted equity securities and totaled $435,100 and $628,700, respectively, at March 31, 2009 and $390,100 and $1,044,800, respectively, at December 31, 2008.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Commercial	$15,215,953	$18,251,922
Real Estate
Construction and land development	47,034,346	51,200,170
Residential I-4 families	47,304,192	43,707,986
Home Equity lines	15,465,133	16,012,671
Commercial real estate	57,935,742	61,174,895
Consumer	2,872,447	3,087,053

Total Gross Loans	$185,827,813	$193,434,697

Overdrafts reclassified to loans at March 31, 2009 and December 31, 2008 were $39,374 and $48,973, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Balance at beginning of year	$3,502,029	$2,086,592
Provision for loan losses	126,000	25,900
Recoveries	2,595	—
Charge-offs	(113,115)	(14,020)

Balance at period end	$3,517,509	$2,098,472

Net charge-offs of $110,520 and $14,020 for the first three months of 2009 and 2008, respectively, equated to .23% and .03%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at March 31, 2009 was $3,517,509 or 1.89% of loans, net of unearned income and deferred fees. At December 31, 2008, the loan loss reserve was $3,502,029 or 1.81% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	March 31, 2009	December 31, 2008
Nonaccrual loans and leases	$7,935,300	$4,217,698
Foreclosed real estate	765,800	1,158,600
Other foreclosed property	—	—

Total foreclosed property	765,800	1,158,600

Total nonperforming assets	$8,701,100	$5,376,298

Loans 90 days or more past due and still accruing	$445,424	$464,701

Impaired loans totaled $7,935,300 and $4,217,698 at March 31, 2009 and December 31, 2008, respectively, of which all were on nonaccrual. Lost interest related to these loans at March 31, 2009 and December 31, 2008 was $90,241 and $113,626, respectively. The average balance during the first quarter of 2009 for impaired loans was approximately $5,566,125. The average balance for impaired loans during the year ended 2008 was approximately $1,766,634. Interest income reflected in the March 31, 2009 income statement related to impaired loans was $23,336. Of the $7,935,300 of impaired loans at March 31, 2009, $5,511,239 had specific reserves of $583,926 included in the allowance for loan losses. Of the $4,217,698 of impaired loans at December 31, 2008, $3,859,393 had specific reserves of $499,949 included in the allowance for loan losses.

Note 5 – Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The pricing rate was fixed at 4.22% until September 18, 2008. On that date, it could have been called by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at March 31, 2009.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The initial interest rate was fixed at 3.57% until January 2, 2009 at which time the repurchase agreement could have been called. It can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.75%.

The Corporation had borrowed short-term borrowings of $5,000,000 from Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2009. The interest rate in effect at March 31, 2009 was .45%. The borrowing is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $367,728 at March 31, 2009 and $199,375 at December 31, 2008.

Note 6 – Net Income Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.15	1,723,891	$.30

Effect of dilutive securities:
Stock options and warrants	—		46,641

Earnings per share, diluted	1,713,375	$.15	1,770,532	$.29

Shares not included in the calculation of diluted earnings per share because they were anti-dilutive were 223,824 and 28,311 for the first quarter ending March 31, 2009 and 2008, respectively.

Note 7 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain (loss) on the balance sheet as of March 31, 2009 and 2008.

	March 31, 2009	March 31, 2008
Net Income	$254,482	$516,225

Net unrealized holding gains (losses) during the period	302,918	296,309
Less reclassification adjustments for gains included in net income	—	(51)
Income tax benefit (expense)	(102,992)	(100,746)

Change in accumulated other comprehensive income (loss)	199,926	195,512

Total Comprehensive Income	$454,408	$711,737

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

Note 8 – Stock Options and Warrants

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

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of March 31, 2009, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options were forfeited.

As of March 31, 2009 the Corporation has reserved 223,824 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

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

MainStreet recorded $11,159 and $10,808 in equity-based compensation cost during the quarters ended March 31, 2009 and 2008, respectively.

MainStreet did not have anyone exercise warrants, or stock options during the quarter ended March 31, 2009. MainStreet received $49,995 in cash from the exercise of warrants and stock options during the first three months of March 31, 2008. MainStreet received a tax benefit in the amount of $15,727 with the filing of its 2008 corporate income tax return.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

Following is a status and summary of changes of options and warrants during the three months ended March 31, 2009:

	Three Month Period Ended March 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	223,824	$11.43
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	223,824	$11.43	5.18	$—

Exercisable at March 31, 2009	209,928	$11.15	4.96	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on changes in the market value of the Corporation’s stock. The total intrinsic value of stock options and warrants exercised during the years ended March 31, 2009 and 2008 was $0 and $46,255, respectively.

As of March 31, 2009 and 2008, there was $56,717 and $102,658, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of three years.

As of March 31, 2009, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$9.09	55,916	1.35
9.55	33,000	4.25
12.09	89,264	6.65
12.09	18,121	6.75
16.75	8,907	7.75
15.00	4,720	8.70

$9.09 - $ 16.75	209,928

Note 9 – Financial Instruments With Off-Balance-Sheet Risk

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

At March 31, 2009, outstanding commitments to extend credit including letters of credit were $27,225,017. There are no commitments to extend credit on impaired loans.

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

Note 10 – Fair Value Measurements

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

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 deferred the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Those items affected by FSP 157-2 include other real estate owned (OREO). Beginning January 1, 2009, MainStreet has fully complied with SFAS 157.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Balance as of March 31, 2009	Fair Value Measurements at March 31, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$21,561,108	$—	$21,561,108	$—

Total assets at fair value	$21,561,108	$—	$21,561,108	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Other Real Estate Owned (OREO): Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the OREO as nonrecurring Level 2. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the OREO as nonrecurring Level 3.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Balance as of March 31, 2009	Carrying value at March 31, 2009
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,927,313	$—	$4,477,313	$450,000
Other Real Estate Owned	$765,800	—	$248,900	$516,900

Total assets at fair value	$5,693,113	$—	$4,726,213	$966,900

Total liabilities at fair value	$—	$—	$—	$—

Note 11 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters.

MAINSTREET BANKSHARES, INC.

March 31, 2009

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated as a Virginia corporation on January 14, 1999. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. The shares from this private placement offering were registered with The Securities and Exchange Commission (“SEC”) effective December 8, 2006. The Corporation was primarily organized to serve as a bank holding Company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”), located in Martinsville, Virginia, which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, N.A. (“Franklin Bank”) to serve the Franklin County area of Virginia. Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has four offices in Rocky Mount and Franklin County. On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

As mentioned previously, MainStreet sold Smith River Bank in 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expense. The outstanding principal balance of such loans at March 31, 2009 and December 31, 2008 was $85,989 and $86,514, respectively, and consisted of one loan. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired March 22, 2008. MainStreet elected not to renew the Servicing Agreement.

MAINSTREET BANKSHARES, INC.

March 31, 2009

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement requires Franklin Bank to perform certain actions within designated time frames. The Bank must be in compliance with all of the Articles of the Agreement during the course of it. The Agreement is intended to demonstrate the Bank’s commitment to review/enhance certain aspects of various policies. The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity. Franklin Bank expects to achieve full compliance and has already initiated steps to do so.

Within 30 days, Franklin Bank must adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action is necessary to reduce these concentrations. Franklin Bank has already reviewed and amended these limits. Certain concentrations have been lowered.

Within 60 days, Franklin Bank must establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank has developed an attestation process monthly for loan officers to include risk rating and accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee that meets quarterly. Problem loan sheets will be expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources will be detailed. Our internal loan review will report to an independent committee of the board and will continue to make quarterly reports with enhanced information including the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors. Also, within 60 days Franklin Bank shall develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure update appraisals are documented. Our credit policy has been amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. Within 60 days the Bank shall eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. Within 60 days Franklin Bank shall enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which will include more detailed reporting to the Board. These reports have been created. The Agreement also required Franklin Bank to take action to ensure adequate sources of liquidity. Franklin Bank has increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At March 31, 2009, brokered deposits were less than 5%. Franklin Bank will also revise its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. Franklin Bank will also be required to review and enhance the analysis of the allowance for loan losses.

Within 90 days, Franklin Bank must develop and implement a three-year capital plan.

Under the Agreement, a Compliance Committee of three members of the Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. While the Corporation intends to take such actions as may be necessary to enable Franklin Bank to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement in the time frames required. Such compliance could be costly and affect the operations of the Corporation.

MAINSTREET BANKSHARES, INC.

March 31, 2009

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

The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at March 31, 2009 were $222,850,208 as compared to $224,601,324 at December 31, 2008, a decline of $1,751,116, or .78%. Loans, net of unearned income, decreased $7,590,006, or 3.92% funds primarily re-invested in overnight federal funds sold which had a balance of $7,293,000 at March 31, 2009 compared to $280,000 at December 31, 2008. Deposits increased $8,858,728, or 5.15%. This increase was utilized to pay down short-term borrowings which dropped $11,343,647, or 67.88% from year end. The largest component of total assets at March 31, 2009 was net loans in the amount of $182,400,035, followed by securities available for sale with a balance of $21,561,108. The loan to deposit ratio at March 31, 2009 and December 31, 2008 was 102.88% and 112.60%, respectively. The loan to deposit ratio has dropped somewhat since year-end due to loans being participated to other banking institutions and the increase in deposits since year end. Even so, liquidity is being monitored closely due to the high loan to deposit ratio and continues to be a concern. The increase in deposits in the first quarter of 2009 followed a decline in deposits during the fourth quarter of 2008. During the later part of 2008, deposit pricing became intense as banks were challenged with liquidity issues and were willing to pay increased interest rates to attract depositors. Franklin Bank experienced a reduction in deposits which caused us to bring in brokered deposits for the first time in early 2009. These brokered deposits are less than 5% of total deposits at March 31, 2009. Deposit attrition appears to have stabilized somewhat. Total shareholders’ equity was $21.8 million at March 31, 2009. MainStreet and Franklin Bank were well capitalized at March 31, 2009. The book value of shareholders’ equity at March 31, 2009 was $12.74 per share.

MAINSTREET BANKSHARES, INC.

March 31, 2009

Net income for the first quarter of 2009 was $254,482 compared to $516,225 at March 31, 2008 which equated to basic net income per share of $.15 and $.30, respectively. Diluted net income per share was $.15 and $.29 for the quarters ending March 31, 2009 and 2008, respectively. Annualized return on average assets at March 31, 2009 was .46% and annualized return on average shareholders’ equity was 4.76%. Annualized return on average assets at March 31, 2008 was .97% and annualized return on average shareholders’ equity was 9.77%. The declines in the net income, return on average assets and return on average shareholders equity were due largely to the decline in the net interest margin, the increase in nonaccrual loans as discussed further below, and the write-downs or loss on sale of other real estate properties.

For the three months ending March 31, 2009 and 2008, the net interest margin was 3.24% and 3.34%, respectively, a 10 basis point decline. The yield on interest earning assets for the year-to-date period ending March 31, 2009 was 5.63% compared to 7.03% for the year-to-date period ending March 31, 2008, a decline of 140 basis points. The funding side of the interest margin dropped during this time period also by 130 basis points. As can be noted from the above ratios, the decrease in the net interest margin was primarily caused by a decline in the interest rate environment. Competition for deposits in Franklin Bank’s primary market area has been fierce and deposit rates have remained stubbornly high. Franklin Bank has strived to decrease the funding side of the equation. However, deposits must be maintained for liquidity and deposit rates must be competitive to retain core deposits. With the prime rate at 3.25%, which is the basis for most of our variable rate loans, the interest margin is adversely impacted.

The Federal Reserve began lowering the short term interest rates in 2007 with 100 basis points cuts ending the year at 4.25%. In 2008, the Federal Reserve lowered short term interest rates 400 basis points and ended the year with a range of 0—0.25% which remained the same at March 31, 2009. In correlation, the prime rate is currently 3.25%. Franklin Bank is asset sensitive and interest rates on variable rate loans make up almost 40% of Franklin’s loan portfolio. Loan volume has also decreased during the first quarter of 2009 so there have not been as many opportunities for fee income. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate markets remain depressed or deteriorate further. The level of nonaccrual loans has also negatively affected interest income with $90,241 in lost interest for the first quarter of this year.

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

Net interest income for the three months of 2009 was $1,738,665 compared to $1,695,304 for the three months of 2008, an increase of $43,361, or 2.56%. Interest income decreased $551,803 and interest expense decreased $595,164. The largest category of interest income is loans, net of unearned deferred fees and costs. Total loan income decreased; but average volume increased $18,204,066 in comparison to the prior year. The change due to volume added $309,518 to interest income, however, the interest rate reduction lowered interest income by $757,408 along with the nonaccrual loans. The interest expense decreased primarily as a result of the lowering of the short term interest rate by the Federal Reserve. Franklin Bank has been able to lower deposit rates during the first quarter of this year. Average volume on interest bearing deposits increased $1,538,646 which added approximately $16,581 offset by the decline in interest rates on deposits of $622,528.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the

MAINSTREET BANKSHARES, INC.

March 31, 2009

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

A provision for loan losses of $126,000 and $25,900 was recorded for the three month period ending March 31, 2009 and 2008, respectively. While loan volume has declined, we have prudently continued to add to our loan loss reserve. Nonperforming loans (nonaccrual and over 90 days past due) were $8,380,724 at March 31, 2009 and $4,682,399 at December 31, 2008, an increase of $3,698,325, or 78.98%. The allowance for loan losses was $3,517,509 at March 31, 2009 which equated to 1.89% of loans, net of unearned deferred fees and costs. At December 31, 2008, the allowance was $3,502,029, or 1.81% of loans, net of unearned deferred fees and costs. Net charge-offs of $110,520 and $14,020 for the first three months of 2009 and 2008 equated to ..23% and .03%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. The increase in nonperforming loans is primarily due to the deterioration in the real estate market in our area.

Nonaccrual loans at March 31, 2009 were $7,935,300 which represents 4.27% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. A total of $583,926 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2009 for impaired loans. Nonaccrual loans at December 31, 2008 were $4,217,698, all of which management considers to be impaired. A total of $499,949 in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2008 for these impaired loans. No assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future. Deterioration in the national real estate markets and in our local markets caused by the recent well-publicized credit and liquidity problems at the national and international level has resulted in larger than historical asset quality issues within local communities like ours.

MainStreet’s other real estate owned from foreclosed properties at March 31, 2009 was $765,800 which is included in other assets on the balance sheet.

Noninterest Income

Total noninterest income was $125,831 and $407,883 for the three months ending March 31, 2009 and 2008, respectively, a decline of $282,052, or (69.15)%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 3/31/09	YTD 3/31/08	Dollar Change	Percentage Change
Service charges on deposit accounts	$70,658	$90,035	$(19,377)	(21.52)%
Mortgage brokerage income	52,369	78,753	(26,384)	(33.50)
Servicing fee income	—	147,868	(147,868)	(100.00)
Income on bank owned life insurance	27,304	28,572	(1,268)	(4.44)
Gain on sale of securities available for sale	—	78	(78)	(100.00)
Loss on sale of other real estate owned and repossessions	(79,513)	934	(80,447)	(8,613.17)
Other fee income & miscellaneous	55,013	61,643	(6,630)	(10.76)

MAINSTREET BANKSHARES, INC.

March 31, 2009

As mentioned above, total noninterest income declined $282,052 for the first quarter of 2009 compared to the first quarter of 2008. The largest category of decline was reflected in the servicing fee income which dropped $147,868. The Servicing Agreement with Smith River Bank expired on March 22, 2008, per MainStreet’s election to not renew. The 2008 income included the allowable increase per the Agreement for the period serviced in 2008 along with costs for deconversion of their data from MainStreet’s systems. The loss of revenue from termination of the Servicing Agreement is offset to some degree by a reduction in noninterest expense associated with performance of the Agreement. Mortgage brokerage income reflected a 33.50% drop in 2009 compared to 2008 which is a direct result of the softening of the real estate market. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. Service charges on deposits accounts declined $19,377 in the quarter-to-quarter comparison primarily due to a decrease in NSF fees, net of waives and charge-offs. Franklin Bank experienced a loss on sale of other real estate and repossessions of $79,513 in the first quarter of 2009 compared to a modest gain of $934 in 2008. These also include market write downs of properties once they have been transferred to other real estate when updated information suggests the market value is lower.

Noninterest Expense

Total noninterest expense was $1,360,967 and $1,309,930 for the first three month period ending March 31, 2009 and 2008, respectively, an increase of $51,037 or 3.90%. The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2009 and 2008, the dollar change, and the percentage change:

Expense	YTD 3/31/09	YTD 3/31/08	Dollar Change	Percentage Change
Salaries and employee benefits	$695,221	$705,866	$(10,645)	(1.51)%
Occupancy and equipment	203,392	203,840	(448)	(.22)
Professional fees	75,657	44,212	31,445	71.12
Outside processing	111,992	117,634	(5,642)	(4.80)
FDIC Assessment	77,585	29,694	47,891	161.28
Franchise tax	52,500	52,500	—	—
Other expenses	144,620	156,184	(11,564)	(7.40)

MainStreet’s employees are its most valuable resource and asset. Salaries and employee benefits comprise 51.08% and 53.89% of total noninterest expense for the periods ending March 31, 2009 and 2008, respectively. This expense declined $10.6 thousand from first quarter 2008; however, there were variances within the category. Salaries expense increased $11,045 due to the addition of a credit analyst, certain promotions, and annual performance increases. Employee insurance costs increased $3.4 thousand due to increased premiums. Incentive or bonus expense declined in the quarter to quarter comparison $12.1 thousand due to the anticipated net income for 2009. The basis for payout in 2009 has changed to deposit gathering and net income versus budget. Personnel taxes declined $11.4 thousand and 401-K match expense declined $6.1 thousand at March 31, 2009 compared to March 31, 2008 because there was no payout of incentive in January 2009 for 2008 as there was in January 2008 for 2007. The credit for FASB 91 salaries expense decreased $8.9 thousand resulting in an actual increase in the quarter to quarter comparison. This was due to decreased loan volumes. Occupancy and equipment costs are the next largest expenses of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. This expense remained stable for the first quarter of 2009 compared to the same quarter in 2008. Professional fees include fees for audit, legal, and other and increased $31,445 or 71.12% in the quarters comparison. Legal expenses actually increased $20.7 thousand; audit expense increased $7.6 thousand; and other professional fees increased $3.2 thousand. Outside processing expense decline slightly at March 31, 2009 compared to March 31, 2008. FDIC Assessment expense increased $47.9 thousand which included an accrual for the one time special assessment. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums and this may

MAINSTREET BANKSHARES, INC.

March 31, 2009

intensify depending on the length and depth of the current recession. This expense is anticipated to increase further during the year based on the new assessment. Other expenses declined $11.6 thousand. These expenses include OCC assessments, travel expense, meals and entertainment, subscriptions and dues, director fees, supplies, telephone, postage, seminars and education, supplies, advertising and promotion, and contributions.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at March 31, 2009 and March 31, 2008. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $123,047 and $251,132 for the quarters ending March 31, 2009 and 2008, respectively. MainStreet is currently being audited for the tax years ending 2005 and 2006 by the Internal Revenue Service. Management does not anticipate any material adjustments.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The entire securities portfolio was categorized as available for sale at March 31, 2009 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

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

MAINSTREET BANKSHARES, INC.

March 31, 2009

	March 31, 2009		December 31, 2008
Commercial	$15,215,953	8.19%	$18,251,922	9.43%
Real Estate:
Construction & land development	47,034,346	25.31	51,200,170	26.47
Residential 1-4 families	47,304,192	25.45	43,707,986	22.60
Home equity lines	15,465,133	8.32	16,012,671	8.28
Commercial real estate	57,935,742	31.18	61,174,895	31.62
Loans to individuals	2,872,447	1.55	3,087,053	1.60

Total Gross Loans	$185,827,813	100.00%	$193,434,697	100.00%

Gross loans decreased $7.6 million or 3.93% at March 31, 2009 compared to December 31, 2008. As can be seen by the chart above, real estate loans represent 90.26% and 88.97% of gross loans at March 31, 2009 and December 31, 2008, respectively. Franklin Bank has a high concentration of real estate related loans. Accordingly, the Bank has taken steps to reduce certain components of this concentration. The Bank participated loans during the first quarter reducing the commercial real estate portfolio. The construction and land development portfolio also declined while loans secured by residential 1-4 families increased from year end. During this economic environment, the credit markets have tightened substantially. These and other factors indicate diminished economic activity and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for March 31, 2009 was 102.88% compared to 112.60% at December 31, 2008. Although reduced somewhat, this is a high degree of leverage and we intend to reduce our current ratio and prudently increase liquidity. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at March 31, 2009. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $34,492,536; loans for construction of buildings with an outstanding balance of $24,999,868; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $14,633,638. At December 31, 2008, there were three areas classified as concentrations of credit which were loans for real estate to commercial borrowers with an outstanding balance of $35,152,304; loans for construction of buildings with an outstanding balance of $25,911,163; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $17,040,449. The residential 1-4 loan portfolio consists of first liens and junior liens on residential properties. The consumer loan portfolio consists primarily of loans to individuals for home improvements, personal property, automobiles, and other consumer purposes. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

Impaired loans totaled $7,935,300 at March 31, 2009, all of which were on nonaccrual status. A total of $583,926 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2009 for impaired loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

There were $445,424 and $464,701 in loans past due more than 90 days, still accruing interest, at March 31, 2009 and December 31, 2008, respectively. Nonaccrual loans were $7,935,300 and $4,217,698 at March 31, 2009 and December 31, 2008, respectively. Lost interest related to impaired loans as of March 31, 2009, December 31, 2008 and March 31, 2008 was $90,241, $113,626, and $11,514, respectively. The nonaccrual loans were 4.27% and 2.18% of loans, net of unearned income, at March 31, 2009 and

MAINSTREET BANKSHARES, INC.

March 31, 2009

December 31, 2008, respectively. Our nonperforming loans have increased since year end and we continue to monitor our loans closely and strive to identify issues early in order to address them as needed. Overall, the Bank continues to work with troubled borrowers when appropriate and likewise to move quickly to identify and resolve any problem loans.

At March 31, 2009 and December 31, 2008, MainStreet had $765,800 and $1,158,600, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at the lower of cost or fair market value, less selling costs, based on appraised value.

Deposits

Total deposits at March 31, 2009 and December 31, 2008 were $180,716,594 and $171,857,866, respectively, an increase of $8,858,728 or 5.15%. The deposit mix was as follows:

	March 31, 2009		December 31, 2008
Demand	$17,657,086	9.77%	$16,235,463	9.45%
Interest checking	8,104,783	4.48	7,583,082	4.41
Money markets	19,230,959	10.64	19,793,511	11.52
Savings	10,349,666	5.73	9,980,230	5.81
Time deposits $100,000 and over	56,972,501	31.53	50,804,834	29.56
Other time deposits	68,401,599	37.85	67,460,746	39.25

Total	$180,716,594	100.00%	$171,857,866	100.00%

As can be seen by the chart, the largest components of deposits are time deposits including those $100,000 and over. The increase from year end to March 31, 2009 has primarily been in these deposits. The other mix of deposits has remained comparably the same from year end. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 2.85% and 4.38%, respectively for the three months ended March 31, 2009 and March 31, 2008. This decline of 153 basis points is due to the decline in the short-term interest rates. These rates declined 200 basis points from March 2008 to March 2009. Franklin Bank experienced attrition in deposits in late 2008 as other banks were challenged by liquidity issues and raised interest rates paid on deposits. This seems to have stabilized somewhat in the first quarter of 2009. Franklin Bank, however, did attract brokered deposits for the first time during the first quarter of 2009. These deposits were $8.9 million at March 31, 2009 which included deposits through the CDARS program.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Deposit rates have been lowered, but because of the competition for deposits and the declining interest rates on loans the net interest margin continues to be compressed and net income suffers as a result.

Short-term Borrowings

The Corporation had short-term borrowings from Federal Home Loan Bank of Atlanta (“FHLB”) of $5,000,000 at March 31, 2009 at the daily rate credit. The interest rate on the advance was .45% at March 31, 2009. As collateral for this borrowing, FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. This short-term borrowing was paid down $10,000,000 during the first quarter of 2009.

MAINSTREET BANKSHARES, INC.

March 31, 2009

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $367,728 at March 31, 2009 and $199,375 at December 31, 2008.

Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The initial interest rate was fixed at 4.22% until September 18, 2008. At that date, it could have been called by CGMI and can be called quarterly by CGMI with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at March 31, 2009.

The Corporation entered into a repurchase agreement with Barclays Capital in the amount of $6,000,000 on January 2, 2008. The repurchase date is January 2, 2013. The initial interest rate was fixed at 3.57% until January 2, 2009 at which time the repurchase agreement could have been called by Barclays Capital. It can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is secured by agency mortgage backed securities. The interest rate remained at 3.57% at March 31, 2009.

Shareholders’ Equity

Total shareholders’ equity was $21,832,832 and $21,367,265 at March 31, 2009 and December 31, 2008, respectively. Book value per share was $12.74 and $12.47 at March 31, 2009 and December 31, 2008, respectively.

At a regularly scheduled Board meeting on September 19, 2007, MainStreet approved a plan to repurchase up to 100,000 shares of the Company’s common stock. The open ended plan was effective immediately. Shares were purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased were based on various market conditions. By year end 2008, a total of 78,800 shares had been repurchased with total costs of $1,176,170. This initiative was executed to enhance shareholder value and to increase liquidity options available to shareholders. At this time no further repurchases are contemplated to preserve capital in the recessionary economy.

MainStreet’s Board of Directors, at their regularly scheduled board meeting on September 19, 2007 approved a cash dividend of $.05 which was MainStreet’s first cash dividend. Since that date, MainStreet paid a quarterly cash dividend until the fourth quarter of 2008. The Board of Directors has prudently suspended the cash dividend during these economic times of uncertainty.

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

	March 31, 2009	December 31, 2008
Tier I Leverage Ratio (Actual)	9.59%	9.39%
Tier I Leverage Ratio (Quarterly Ave.)	9.51	9.32
Tier I Risk-Based Capital Ratio	11.67	11.04
Tier II Risk-Based Capital Ratio	12.92	12.30

MAINSTREET BANKSHARES, INC.

March 31, 2009

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at March 31, 2009.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $27,225,017 at March 31, 2009. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. MainStreet’s ratio of liquid assets to total liabilities at March 31, 2009 and December 31, 2008 was 6.88% and 1.74%, respectively. Core deposits are the primary foundation for liquidity. Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized. Liquidity remains a concern in this economic environment. Franklin Bank has experienced attrition of deposits as interest rates have increased as most institutions have sought to maintain liquidity as consumers were withdrawing deposits due to concerns over the health of the country’s financial system. In the first quarter of 2009, we developed relationships with several entities allowing for the gathering of brokered deposits. Franklin Bank has accepted brokered deposits in the amount of $8.9 million as of March 31, 2009. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank has become a member of QwickRate in order to bid for internet certificates of deposit. As of March 31, 2009, we had not bid on any of these internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC.

March 31, 2009

The following table demonstrates the percentage change in net interest income from the level prime rate of 5.00% at March 31, 2009 in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	6.25%	10.00	18.00
+200 bp	5.25	5.00	10.00
+100 bp	4.25	3.00	5.00
-100 bp	2.25	- 2.00	- 3.00
-200 bp	1.25	- 3.00	- 4.00
-300 bp	.25	- 6.00	-10.00

As discussed previously, MainStreet is asset sensitive to changes in the interest rate environment particularly due to the large percentage of variable rate loans. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has significant exposure to the net interest margin. Management seeks to moderate this impact on the net interest margin.

Inflation

Most of MainStreet’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. MainStreet does not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve Systems (“FRB”) have a great effect on MainStreet’s profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities. MainStreet and Franklin Bank must comply with numerous federal and state laws and regulations. In light of the increasing government involvement in the financial services industry and to address the underlying causes of the recent credit crunch, it is likely that financial institutions like MainStreet and Franklin Bank will have to meet additional legal requirements, all of which add to the Corporation’s cost of doing business. In addition, regulatory concerns over real estate related assets on the balance sheets of financial institutions and liquidity due to deposit fluctuations and other factors are likely to translate into higher regulatory scrutiny of financial institutions. This could impact MainStreet.

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permitted the granting of Incentive and Non Qualified stock options as determined by BankShares’ Board of Directors to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain valid in accordance with their terms.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Corporation adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

MainStreet adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

MAINSTREET BANKSHARES, INC.

March 31, 2009

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. MainStreet does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. MainStreet does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. MainStreet does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. MainStreet does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. MainStreet does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity

Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. MainStreet does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Item 4.	Controls and Procedures

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

MainStreet BankShares, Inc. held its tenth annual meeting of shareholders on May 7, 2009 at The Franklin Center in Rocky Mount, Virginia. There was one matter submitted to a vote of security holders, which was the election of three directors.

		For	Against
Joseph F. Clark	(Class B – Term expires 2012)	1,120,202	1,760
C. Laine Dalton	(Class B – Term expires 2012)	1,117,544	4,418
Joel R. Shepherd	(Class B – Term expires 2012)	1,111,017	10,945

The following classes of directors also continued after the meeting:

Class C Directors – Term Expires 2010

William L. Cooper, III	Director
J. Mac Deekens	Director
Danny M. Perdue	Director

Class A Directors – Term Expires 2011

Larry A. Heaton	Director
Michael A. Turner	Director

Item 5.	Other Information

None.

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: May 11, 2009	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference; and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2#	Employment agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Carey D. Wrenn incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.10#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.11	Formal agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15d – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Index to Exhibits (con’t)

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.