Form 10-Q
period 2009-06-30
MAINSTREET BANKSHARES INC
filed 2009-08-14
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of August 13, 2009

MAINSTREET BANKSHARES, INC.

Form 10-Q

Index

PART I FINANCIAL INFORMATION

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited).

2.	Consolidated Statements of Income for the quarters and year-to-date periods ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$2,693,774	$2,767,176
Interest-bearing deposits in banks	180,308	127,853
Federal funds sold	10,579,000	280,000

Total Cash and Cash Equivalents	13,453,082	3,175,029
Securities available for sale, at fair value	26,892,813	21,588,488
Restricted equity securities	1,063,800	1,434,900

Loans:
Total Gross Loans	181,874,604	193,434,697
Unearned deferred fees and costs, net	94,123	72,853

Loans, net of unearned deferred fees and costs	181,968,727	193,507,550
Less: Allowance for loan losses	(3,664,060)	(3,502,029)

Net Loans	178,304,667	190,005,521
Bank premises and equipment, net	2,053,196	2,141,949
Accrued interest receivable	739,097	855,054
Other assets	2,650,331	2,679,933
Bank owned life insurance	2,775,219	2,720,450

TOTAL ASSETS	$227,932,205	$224,601,324

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$17,708,278	$16,235,463
Interest bearing deposits	172,823,429	155,622,403

Total Deposits	190,531,707	171,857,866

Repurchase agreements	13,500,000	13,500,000
Short-term borrowings	266,538	16,711,375
Accrued interest payable and other liabilities	1,542,663	1,164,818

Total Liabilities	205,840,908	203,234,059

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at June 30, 2009 and December 31, 2008, respectively	17,821,332	17,799,014
Retained earnings	3,791,495	3,269,480
Accumulated other comprehensive income	478,470	298,771

Total Shareholders’ Equity	22,091,297	21,367,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$227,932,205	$224,601,324

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Interest and Dividend Income:
Interest and fees on loans	$2,703,620	$3,096,729
Interest on interest-bearing deposits	45	1,660
Interest on federal funds sold	4,649	13,520
Interest on securities available for sale	268,399	320,465
Dividends on restricted equity securities	6,527	11,124

Total Interest and Dividend Income	2,983,240	3,443,498

Interest Expense:
Interest on time deposits $100,000 and over	469,284	583,177
Interest on other deposits	624,789	994,603
Interest on short-term borrowings	5,129	7,567
Interest on repurchase agreements	134,149	134,149

Total Interest Expense	1,233,351	1,719,496

Net Interest Income	1,749,889	1,724,002
Provision for loan losses	141,000	246,200

Net Interest Income After Provision for Loan Losses	1,608,889	1,477,802

Noninterest Income:
Service charges on deposit accounts	77,663	82,972
Mortgage brokerage income	55,963	56,565
Servicing fee income	—	2,751
Income on bank owned life insurance	27,465	37,467
Loss on sale of other real estate owned and repossessions	(8,640)	(3,871)
Other fee income and miscellaneous income	61,417	83,115

Total Noninterest Income	213,868	258,999

Noninterest Expense:
Salaries and employee benefits	707,488	621,726
Occupancy and equipment expense	208,274	207,077
Professional fees	75,230	62,439
Outside processing	108,418	105,649
FDIC Assessment	94,208	29,730
Franchise tax	52,500	54,000
Other expenses	179,476	160,094

Total Noninterest Expense	1,425,594	1,240,715

Net Income Before Tax	$397,163	$496,086
Income Tax Expense	129,630	160,093

Net Income	$267,533	$335,993

Net Income Per Share Basic	$.16	$.19

Net Income Per Share Diluted	$.16	$.19

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest and Dividend Income:
Interest and fees on loans	$5,438,334	$6,279,332
Interest on interest-bearing deposits	120	5,489
Interest on federal funds sold	6,207	46,820
Interest on securities available for sale	548,388	663,682
Dividends on restricted equity securities	12,460	22,247

Total Interest and Dividend Income	6,005,509	7,017,570

Interest Expense:
Interest on time deposits $100,000 and over	944,662	1,222,847
Interest on other deposits	1,287,237	2,098,706
Interest on short-term borrowings	18,232	9,008
Interest on repurchase agreements	266,824	267,703

Total Interest Expense	2,516,955	3,598,264

Net Interest Income	3,488,554	3,419,306
Provision for loan losses	267,000	272,100

Net Interest Income After Provision for Loan Losses	3,221,554	3,147,206

Noninterest Income:
Service charges on deposit accounts	148,321	173,007
Mortgage brokerage income	108,332	135,318
Servicing fee income	—	150,619
Income on bank owned life insurance	54,769	66,039
Gain on sale of securities available for sale	—	78
Loss on sale of other real estate owned and repossessions	(88,153)	(2,937)
Other fee income and miscellaneous income	116,430	144,758

Total Noninterest Income	339,699	666,882

Noninterest Expense:
Salaries and employee benefits	1,402,709	1,327,592
Occupancy and equipment expense	411,666	410,917
Professional fees	150,887	106,651
Outside processing	220,410	223,283
FDIC Assessment	171,793	59,424
Franchise tax	105,000	106,500
Other expenses	324,096	316,278

Total Noninterest Expense	2,786,561	2,550,645

Net Income Before Tax	$774,692	$1,263,443
Income Tax Expense	252,677	411,225

Net Income	$522,015	$852,218

Net Income Per Share Basic	$.30	$.49

Net Income Per Share Diluted	$.30	$.48

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash Flows From Operating Activities
Net income from operations	$522,015	$852,218
Provision for loan losses	267,000	272,100
Depreciation and amortization	131,283	143,021
Amortization of discounts and premiums, net	(3,871)	(7,291)
Gain on sale of securities	—	(78)
Loss and impairment on other real estate owned and repossessions	88,153	2,937
Stock option expense	22,318	22,402
Deferred tax benefit	(95,840)	(115,788)
Decrease in accrued interest receivable	115,957	22,354
Increase in other assets	(1,164,489)	(64,469)
Increase in value of BOLI	(54,769)	(66,039)
Increase (decrease) in accrued interest payable and other liabilities	377,845	(391,140)
Tax benefit of warrant exercise	—	15,727

Net cash provided by operating activities	205,602	685,954

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(42,530)	(31,094)
Purchases of securities available for sale	(8,555,952)	(10,486,016)
Purchases of restricted equity securities	(78,900)	(18,600)
Redemptions of restricted equity securities	450,000	—
Calls/maturities/repayments of securities available for sale	3,527,770	7,484,864
Proceeds from sale of securities	—	2,611,113
Proceeds from sale of other real estate owned and repossessions	1,109,205	23,000
Loan originations and principal collections, net	11,433,854	(14,787,377)

Net cash provided by (used in) investing activities	7,843,447	(15,204,110)

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	1,472,815	1,650,645
Increase in interest bearing deposits	17,201,026	11,343,172
Repayment of short-term borrowings	(16,512,000)	—
Proceeds from short-term borrowings	67,163	258,878
Proceeds from repurchase agreement	—	6,000,000
Dividends paid	—	(172,162)
Repurchase of common stock	—	(251,000)
Proceeds from issuance of common stock	—	49,995

Net cash provided by financing activities	2,229,004	18,879,528

Net increase in cash and cash equivalents	$10,278,053	$4,361,372
Cash and cash equivalents at beginning of period	3,175,029	4,184,981

Cash and cash equivalents at end of period	$13,453,082	$8,546,353

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,284,358	$3,715,111

Cash paid during the period for taxes	$255,000	$510,000

Unrealized (gain) loss on securities available for sale	$(272,272)	$313,586

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

When MainStreet sold Smith River Bank the capital was redeployed to Franklin Bank. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expenses. The outstanding principal balance of such loans at June 30, 2009 and December 31, 2008 totaled $83,955 and $86,514, respectively, and consisted of one loan. Also, as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired on March 22, 2008 at which time MainStreet elected not to renew the Servicing Agreement.

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

June 30, 2009

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

(g)	Allowance for Loan Losses

The allowance for loan losses reflects our best estimate of the losses that may be inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are capable of estimation and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level which reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believe to be appropriate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, the substantial uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans make it possible that a material change in the allowance for loan losses in the near term may be appropriate. However, the amount of the change cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

(h)	Other Real Estate

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of carrying value or fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expenses. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions. Other real estate owned totaled $1,178,064 and $1,158,600 at June 30, 2009 and December 31, 2008, respectively, and is included in other assets on the Corporation’s balance sheet.

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

June 30, 2009

(j)	Stock Options and Warrants

MainStreet adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS .No. 123 (R)), on January 1, 2006 using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123 (R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), for all awards granted to employees prior to the effective date of SFAS No. 123 (R) that remain unvested after the effective date. MainStreet recorded compensation cost in the amount of $11,159 and $11,594 for the quarters ending June 30, 2009 and 2008, respectively. Compensation cost in the amount of $22,318 and $22,402 was recorded for the six month periods ending June 30, 2009 and 2008, respectively. Additional disclosures required by SFAS No. 123 (R) are included in Note 8 to the consolidated financial statements herein.

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

MainStreet was audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006. There was no additional assessment pertaining to this audit.

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

June 30, 2009

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

(q)	Subsequent Events

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2009 and December 31, 2008 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$6,158,521	$17,146	$(9,820)	$6,165,847
Mortgage backed securities	20,009,337	717,629	—	20,726,966

Total securities available for sale	$26,167,858	$734,775	$(9,820)	$26,892,813

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$2,397,461	$34,497	$—	$2,431,958
Mortgage backed securities	18,738,344	418,186	—	19,156,530

Total securities available-for-sale	$21,135,805	$452,683	$—	$21,588,488

All of our mortgage backed securities are issued by U. S. government sponsored agencies. The amortized costs and market values of securities available for sale at June 30, 2009, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$4,499,985	$4,499,985
Due after one year but within five years	—	—
Due after five years but within ten years	—	—
Due after ten years	21,667,873	22,392,828

	$26,167,858	$26,892,813

There were no gains or losses recorded on sales and calls of securities available for sale at June 30, 2009. There were gross gains of $24,992 and gross losses of $24,914 realized on sales and calls of securities available for sale at June 30, 2008. MainStreet had no securities in an unrealized loss position at December 31, 2008. Following demonstrates the unrealized loss position of securities available for sale at June 30, 2009.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$566,704	$(9,820)	$—	$—	$566,704	$(9,820)
Mortgage backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$566,704	$(9,820)	$—	$—	$566,704	$(9,820)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other that temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 and $390,100 at June 30, 2009 and December 31, 2008, respectively. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $628,700 and $1,044,800 at June 30, 2009 and December 31, 2008, respectively, and is included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other temporarily impaired at June 30, 2009 and no impairment has been recognized.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Commercial	$14,139,592	$18,251,922
Real Estate:
Construction and land development	43,671,683	51,200,170
Residential 1-4 families:
First liens	38,304,417	34,128,944
Junior liens	9,973,615	9,579,042
Home Equity lines	15,313,592	16,012,671
Commercial real estate	57,849,629	61,174,895
Consumer	2,622,076	3,087,053

Total Gross Loans	$181,874,604	$193,434,697

Overdrafts reclassified to loans at June 30, 2009 and December 31, 2008 were $26,431 and $48,973, respectively.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008 are as follows:

	2009	2008
Balance at beginning of year	$3,502,029	$2,086,592
Provision for loan losses	267,000	272,100
Recoveries	73,997	5,471
Charge-offs	(178,966)	(14,020)

Balance at period end	$3,664,060	$2,350,143

Net charge-offs of $104,969 and $8,549 for the first six months of 2009 and 2008, respectively, equated to .11% and .01%, respectively, of average loans outstanding net of unearned income and deferred fees. The

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

loan loss reserve at June 30, 2009 was $3,664,060 or 2.01% of loans, net of unearned income and deferred fees. At December 31, 2008, the loan loss reserve was $3,502,029 or 1.81% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	June 30, 2009	December 31, 2008
Nonaccrual loans and leases	$7,505,127	$4,217,698
Loans 90 days or more past due and still accruing	540,059	464,701

Total nonperforming loans	8,045,186	4,682,399
Foreclosed real estate	1,178,064	1,158,600
Other foreclosed property	—	—

Total foreclosed property	1,178,064	1,158,600

Total nonperforming assets	$9,223,250	$5,840,999

Impaired loans totaled $7,505,127 and $4,217,698 at June 30, 2009 and December 31, 2008, respectively, of which all were on nonaccrual. The average balance for impaired loans was approximately $6,577,445 for the six month period ended June 30, 2009. The average balance for impaired loans during the year ended 2008 was approximately $1,766,634. Of the $7,505,127 of impaired loans at June 30, 2009, $4,590,808 had specific reserves of $499,479 included in the allowance for loan losses. Of the $4,217,698 of impaired loans at December 31, 2008, $3,859,393 had specific reserves of $499,949 included in the allowance for loan losses. Following is a breakdown of the interest for nonaccrual loans for periods ending June 30, 2009 and 2008, respectively.

	June 2009	June 2008
Interest that would have been earned	$267,228	$52,813
Interest reflected in income	104,666	15,815

Lost interest	$162,562	$36,998

Note 5 – Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $266,538 at June 30, 2009 and $199,375 at December 31, 2008.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

Note 6 – Net Income Per Share

The following tables show the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.16	1,724,375	$.19

Effect of dilutive securities:
Stock options and warrants	—		31,960

Earnings per share, diluted	1,713,375	$.16	1,756,335	$.19

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 223,824 and 10,420 for the second quarter ending June 30, 2009 and 2008, respectively.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per shares, basic	1,713,375	$.30	1,724,133	$.49

Effect of dilutive securities:
Stock options and warrants	—		39,876

Earnings per share, diluted	1,713,375	$.30	1,764,009	$.48

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 223,824 and 7,746 for the year-to-date periods ending June 30, 2009 and 2008, respectively.

Note 7 – Comprehensive Income

BankShares adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive gain (loss) on the balance sheet as of June 30, 2009 and 2008.

	June 30, 2009	June 30, 2008
Net Income	$522,015	$852,218

Net unrealized holding gains (losses) during the period	272,272	(313,586)
Less reclassification adjustments for gains included in net income	—	(78)
Income tax benefit (expense)	(92,572)	106,645

Change in accumulated other comprehensive income (loss)	179,700	(207,019)

Total Comprehensive Income	$701,715	$645,199

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of June 30, 2009, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 797 stock options were forfeited.

As of June 30, 2009 the Corporation has reserved 223,824 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

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

MainStreet recorded $11,159 and $11,594 in equity-based compensation cost during the quarters ended June 30, 2009 and 2008, respectively. MainStreet recorded $22,318 and $22,402 in equity-based compensation cost during the year-to-date periods ended June 30, 2009 and 2008, respectively.

MainStreet did not have anyone exercise warrants, or stock options during the year ended June 30, 2009. MainStreet received $49,995 in cash from the exercise of warrants and stock options during the first six months of June 30, 2008. MainStreet received a tax benefit in the amount of $15,727 with the filing of its 2008 corporate income tax return.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

Following is a status and summary of changes of options and warrants during the six months ended June 30, 2009:

	Six Month Period Ended June 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	223,824	$11.43
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2009	223,824	$11.43	4.93	$—

Exercisable at June 30, 2009	209,928	$11.15	4.71	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on changes in the market value of the Corporation’s stock. The total intrinsic value of stock options and warrants exercised during the six month periods ended June 30, 2009 and 2008 was $0 and $46,255, respectively.

As of June 30, 2009 and 2008, there was $45,558 and $91,064, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted- average period of three years.

As of June 30, 2009, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$ 9.09	55,916	1.10
9.55	33,000	4.00
12.09	89,264	6.40
12.09	18,121	6.50
16.75	8,907	7.50
15.00	4,720	8.45

$9.09 - $16.75	209,928

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2009, outstanding commitments to extend credit including letters of credit were $24,068,563.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 deferred the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Those items affected by FSP 157-2 include other real estate owned (OREO). Beginning January 1, 2009, MainStreet has fully complied with SFAS157.

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

The following describes the valuation techniques used by MainStreet to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). We only utilize third party vendors to provide fair value data for the purposes of recording

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

amounts related to our fair value measurements of our securities available for sale portfolio. We obtain SAS 70 reports from our third party vendor on an annual basis. Our third party vendor also utilizes a reputable pricing company for security market data that utilizes a matrix pricing model. For government sponsored agencies the model gathers information from market sources and integrates relative credit information, observed market movements and sector news. For agency mortgage backed securities the model incorporates the current weighted average maturity and takes into account additional pool level information supplied directly by the agency or government sponsored enterprise. The third party vendor system has controls and edits in place for month-to-month market checks and zero pricing. We make no adjustments to the pricing service data received for our securities available for sale.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$26,892,813	$—	$26,892,813	$—

Total assets at fair value	$26,892,813	$—	$26,892,813	$—

Total liabilities at fair value	$—	$—	$—	$—

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at June 30, 2009
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,091,329	$—	$3,983,329	$108,000
Other Real Estate Owned	1,178,064	—	1,123,264	54,800

Total assets at fair value	$5,269,393	$—	$5,106,593	$162,800

Total liabilities at fair value	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)	Short-Term Financial Instruments

The carrying value of short-term financial instruments including cash and cash equivalents, federal funds sold and interest-bearing deposits in domestic banks approximate the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturity or have an average maturity of 30-45 days and carry interest rates which approximate market value.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

The carrying amount is reasonable estimate of fair value.

(i)	Long-term Borrowings

The fair value of long-term borrowings is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments.

The estimated fair values of financial instruments at June 30, 2009 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,693,774	$2,693,774
Interest-bearing deposits in banks	180,308	180,308
Federal funds sold	10,579,000	10,579,000
Securities available-for-sale	26,892,813	26,892,813
Restricted equity securities	1,063,800	1,063,800
Loans, net	178,304,667	178,456,092
Accrued interest receivable	739,097	739,097

Total Financial Assets	$220,453,459	$220,604,884

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$17,708,278	$17,708,278
Interest bearing deposits	172,823,429	172,520,692
Repurchase agreements	13,500,000	14,387,010
Short-term borrowings	266,538	266,538
Accrued interest payable	840,708	840,708

Total Financial Liabilities	$205,138,953	$205,723,226

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

Note 12 – Regulatory

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement requires Franklin Bank to perform certain actions within designated time frames. The Bank must be in compliance with all of the Articles of the Agreement during the course of the Agreement. The Agreement is intended to demonstrate the Bank’s commitment to review/enhance certain aspects of various policies. The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity. Franklin Bank expects to achieve full compliance and has already submitted the responses required in the respective time frames.

Within 30 days, Franklin Bank had to adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action is necessary to reduce these concentrations. Franklin Bank reviewed and amended these limits. Certain concentrations have been lowered.

Within 60 days, Franklin Bank had to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank has developed an attestation process monthly for loan officers to include risk rating and accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Our internal loan review function now reports to the loan committee of the board of directors. This committee meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

reported; concentrations of credit; and loans to executive officers and directors. Also, within 60 days Franklin Bank had to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented.

Our credit policy has been amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. We hired a credit analyst in December 2008 who performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software has also been purchased to assist the credit analyst and lenders in the risk rating of each loan. Within 60 days the Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The above actions also provide compliance with this requirement. Within 60 days Franklin Bank had to enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank has increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At June 30, 2009, brokered deposits were $9.3 million and were less than 5% of total deposits. Franklin Bank has participated loans during the first half of the year which has aided our liquidity. Franklin Bank also revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan. The plan included detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy.

Under the Agreement, a Compliance Committee of three members of the Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. While the Corporation intends to take such actions as may be necessary to enable Franklin Bank to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement in the time frames required. Such compliance could be costly and affect the operations of the Corporation. Franklin Bank has met the required time lines for submission of information to the OCC.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.

MAINSTREET BANKSHARES, INC.

June 30, 2009

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated as a Virginia corporation on January 14, 1999. The Corporation was primarily organized to serve as a bank holding Company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”), located in Martinsville, Virginia, which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, N.A. (“Franklin Bank”) to serve the Franklin County area of Virginia. Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has four offices in Rocky Mount and Franklin County. Franklin Bank is the only banking subsidiary of MainStreet. All loans and applicable allowances are attributable to Franklin Bank. On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

As mentioned previously, MainStreet sold Smith River Bank in 2005. As part of the transaction, MainStreet agreed to acquire specified loans from Smith River Bank under certain conditions after the closing. In the event Smith River Bank determines it must charge off one of the specified loans, (after pursuing normal collection efforts), MainStreet will acquire all of Bank’s right, title, and interest in the charged off loan. MainStreet’s obligation to purchase such loans will not exceed the principal amount of the loans at the time of purchase plus Smith River Bank’s out of pocket collection expense. The outstanding principal balance of such loans at June 30, 2009 and December 31, 2008 was $83,955 and $86,514, respectively, and consisted of one loan. Also as part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000 that was adjusted annually based upon the terms of the original agreement. The original Servicing Agreement expired March 22, 2008. MainStreet elected not to renew the Servicing Agreement.

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement requires Franklin Bank to perform certain actions within designated time frames. The Bank must be in compliance with all of the Articles of the Agreement during the course of the Agreement. The Agreement is intended to demonstrate the Bank’s commitment to

MAINSTREET BANKSHARES, INC.

June 30, 2009

review/enhance certain aspects of various policies. The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity. Franklin Bank expects to achieve full compliance and has submitted the responses required in the respective time frames described below.

Within 30 days, Franklin Bank was required to adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action is necessary to reduce these concentrations. Franklin Bank reviewed and amended these limits and certain concentrations have been lowered.

Within 60 days, Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank has developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Our internal loan review function now reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors. Also, within 60 days Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy has been amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. We hired a credit analyst in December 2008 who performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software has also been purchased to assist the credit analyst and lenders in the risk rating of each loan. Within 60 days the Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also provide compliance with this requirement. Within 60 days Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank has increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At June 30, 2009, brokered deposits were $9.3 million and were less than 5% of total deposits. Franklin Bank has also participated loans during the first half of the year which has improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan. The plan includes detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy.

MAINSTREET BANKSHARES, INC.

June 30, 2009

Under the Agreement, a Compliance Committee of three members of the Franklin Bank’s Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. While Franklin Bank intends to take such actions as may be necessary to enable it to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement in the time frames required. Such compliance could be costly and affect the operations of Franklin Bank and the Corporation. Franklin Bank has met the required time lines for submission of information to the OCC.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.

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

The allowance for loan losses reflects our best estimate of the losses inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are capable of estimation and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate.

The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, the substantial uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, make it possible that a material change in the allowance for loan losses in the near term may be appropriate. However, the amount of the change cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

MAINSTREET BANKSHARES, INC.

June 30, 2009

Overview

Total assets at June 30, 2009 were $227,932,205 as compared to $224,601,324 at December 31, 2008, an increase of $3,330,881, or 1.48%. The asset side of the balance sheet changed as we strategically lowered outstanding loans and increased our liquidity through our overnight federal funds sold and securities available for sale. Loans, net of unearned income, declined $11,538,823, or 5.96% at June 30, 2009 compared to December 31, 2008. Asset quality continues to be monitored closely due to the high level of nonperforming loans and economic uncertainty. During this period, securities available for sale and overnight federal funds sold increased $5,304,325 and $10,299,000, respectively. Deposits increased $18,673,841, or 10.87% from year-end 2008. This increase in deposits also allowed us the ability to pay off our short-term borrowings to Federal Home Loan Bank (“FHLB”) of Atlanta in the amount of $15 million and overnight federal funds purchased in the amount of $1,512,000 that were outstanding at December 31, 2008. With the decline of loans and increase in deposits, our loan to deposit ratio at June 30, 2009 was 95.51% compared to 112.60% at December 31, 2008. During the later part of 2008, deposit pricing became intense as banks were challenged with liquidity issues and were willing to pay increased interest rates to attract depositors. Franklin Bank experienced a reduction in deposits during this period and we took in brokered deposits for the first time in early 2009. These brokered deposits were $9.3 million at June 30, 2009 and were less than 5% of total deposits. These actions have improved our liquidity. Total shareholders’ equity was $22.1 million at June 30, 2009. MainStreet and Franklin Bank were well capitalized at June 30, 2009. The book value of shareholders’ equity at June 30, 2009 was $12.89 per share.

Net income for the period ending June 30, 2009 and 2008 was $522,015 and $852,218, respectively, which equated to basic net income per share of $.30 and $.49, respectively. Diluted net income per share was $.30 and $.48 for the year-to-date periods ending June 30, 2009 and 2008, respectively. Annualized return on average assets at June 30, 2009 was .47% and annualized return on average shareholders’ equity was 4.82%. Annualized return on average assets at June 30, 2008 was .79% and annualized return on average shareholders’ equity was 8.02%. The declines in the net income, return on average assets and return on average shareholders equity were due largely to the write-downs or loss on sale of other real estate properties, increased noninterest expense, and lost interest on nonaccrual loans.

Net income for the second quarter of 2009 and 2008 was $267,533 and $335,993, respectively, a decline of $68,460. Basic income per share and diluted income per share for the comparable periods in 2009 and 2008 was $.16 and $.19, respectively.

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

Net interest income for the first six months of 2009 was $3,488,554 compared to $3,419,306 for the six months of 2008, a modest increase of $69,248. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to the interest rate environment. For the six months ending June 30, 2009 and 2008, the net interest margin was 3.21% and 3.32%, respectively, an 11 basis point decline. The yield on interest earning assets for the year-to-date period ending June 30, 2009 was 5.53% compared to 6.80% for the year-to-date period ending June 30, 2008, a decline of 127 basis points. The funding side of the interest margin dropped during this time period also by 116 basis points. As can be noted from the above ratios, the decrease in the net interest margin was primarily caused by a decline in the interest rate environment. The Federal Reserve began lowering the short term interest rates in 2007 with 100 basis points cuts ending the year at 4.25%. In 2008, the Federal Reserve lowered short term interest rates 400 basis points and ended the year with a range of 0—0.25% which remained the same at June 30, 2009. In correlation, the prime rate is currently 3.25%. Franklin Bank is asset sensitive and interest rates on variable

MAINSTREET BANKSHARES, INC.

June 30, 2009

rate loans make up approximately 32% of Franklin’s loan portfolio. New loan volume has also decreased during 2009 so fee income has declined. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the sustainability given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further. The level of nonaccrual loans has also negatively affected interest income with $162,562 in lost interest for the year-to-date period ended June 30, 2009. Deposit rates have also dropped in the comparative periods but not as quickly as the asset side. Competition is fierce in our market for deposits as the market shrunk in total deposits during 2008.

Net interest income for the three months ending June 30, 2009 was $1,749,889 compared to $1,724,002 for the three months ending June 30, 2008. The net interest margin was 3.19% and 3.29% for the second quarter of 2009 and 2008, respectively. The yield on interest earning assets dropped 113 basis points and the funding side of the equation dropped 103 basis points.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on homogenous loan pools, identifying impairment, historical losses, credit concentrations, economic conditions, and other risks. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense.

Our methodology for determining the allowance includes compliance with Financial Accounting Standards No. 5 “Accounting for Contingencies” and No. 114 “Accounting by Creditors for Impairment of a Loan” in addition to the 2001 and 2006 Comptroller of the Currency Policy Statements on Allowance for Loan and Lease Losses Methodologies and Documentation. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted. During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized within FAS 114 and FAS 5. Our FAS 114 loans, our impaired loans, are reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration which includes data for a three year period. Remaining loans are pooled based on homogenous loan groups and allocated based on the Bank’s historical net loss experience. These pools are as follows: 1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area;

MAINSTREET BANKSHARES, INC.

June 30, 2009

4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

A provision for loan losses of $267,000 and $272,100 was recorded for the six month period ending June 30, 2009 and 2008, respectively. While loan volume has declined $11.5 million since year-end, we have prudently continued to add to our loan loss reserve. Provision expense for the second quarter of 2009 and 2008 was $141,000 and 246,200, respectively. Nonperforming loans (nonaccrual and over 90 days past due) were $8,045,186 at June 30, 2009 and $4,682,399 at December 31, 2008, an increase of $3,362,787, or 71.82%. The allowance for loan losses was $3,664,060 at June 30, 2009 which equated to 2.01% of loans, net of unearned deferred fees and costs. At December 31, 2008, the allowance was $3,502,029, or 1.81% of loans, net of unearned deferred fees and costs. Net charge-offs of $104,969 and $8,549 for the first six months of 2009 and 2008 equated to .11% and .01%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. The increase in nonperforming loans is primarily due to the deterioration in the real estate market in our area. Franklin Bank has had minimal historical losses. During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. These factors have remained the same for 2009; however, our criticized and classified loans have increased. These loans increased $2.1 million at June 30, 2009 compared to December 31, 2008 which equates to $182.2 thousand of the increase in the provision for the current year. None of the remaining increase was due to our general allowance loss rates, but to increases in the other qualitative factors.

Nonaccrual loans (included in the nonperforming loans above) were $7,505,127 at June 30, 2009 which represents 4.12% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. A total of $499,479 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2009 for these impaired loans. Of the total impaired loans, $4,590,808 had specific reserves. Nonaccrual loans at December 31, 2008 were $4,217,698, all of which management considers to be impaired. Loans once considered impaired are included in the reserve but if well collateralized no specific reserve is made for them. However, a total of $499,949 in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2008 for these impaired loans. Of the $4,217,698 of impaired loans at December 31, 2008, $3,859,393 had specific reserves. Nonaccrual loans have increased; however, due to the collateral supporting the loans, specific reserves were not increased. These loans were part of our criticized and classified loans in our loan loss analysis at December 31, 2008; therefore, these credits were factored into our allowance for losses in the fourth quarter of 2008. The buckets of criticized and classified loans were still performing at December 31, 2008, but included increased allocations in the allowance analysis based on our adjustment of the historical loss factor as discussed above. The movement to nonaccrual status, once they were impaired, resulted in a specific reserve for some loans based on one of the approved collateral methods. An increase in qualitative factors of changes in the value of underlying collateral, national and local economic conditions, and changes in past dues and nonaccruals represented the remainder of the increase in the allowance.

MAINSTREET BANKSHARES, INC.

June 30, 2009

Following is a breakdown of our nonperforming loans by balance sheet type:

	June 30, 2009	December 31, 2008
Commercial	$561,780	$—
Real Estate:
Construction and land development	4,226,099	4,205,875
Residential 1-4 families:
First liens	1,957,636	457,247
Junior Liens	68,063	—
Home equity lines	—	—
Commercial real estate	1,231,608	—
Consumer	—	19,277

Total Nonperforming Loans	$8,045,186	$4,682,399

As can be seen by the chart above, construction and land development loans comprise the largest category of nonperforming loans at June 30, 2009 and December 31, 2008. The remainder of the loans in this category were performing at June 30, 2009 and December 31, 2008. The biggest jump in nonperforming loans after December 31, 2008 occurred in the commercial real estate category followed by residential first lien loans. Many of the asset quality issues are the result of our borrowers’ having to sell various real estate properties to repay the loan. In addition, borrowers’ incomes have been reduced which increases the debt to income ratio.

The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment is at 8.50%. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend. Until unemployment declines and consumer confidence increases, these trends may continue. Past dues and nonaccruals have increased since year-end. There is continued economic pressure on consumers and business enterprises.

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

MainStreet’s other real estate owned from foreclosed properties at June 30, 2009 and December 31, 2008 was $1,178,064 and $1,158,600, respectively, which is included in other assets on the balance sheet. These properties are recorded at the lower of the carrying value or the fair market value of the property. They are being actively marketed.

MAINSTREET BANKSHARES, INC.

June 30, 2009

Noninterest Income

Total noninterest income was $339,699 and $666,882 for the six months ending June 30, 2009 and 2008, respectively, a decline of $327,183, or (49.06)%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 6/30/09	YTD 6/30/08	Dollar Change	Percentage Change
Service charges on deposit accounts	$148,321	$173,007	$(24,686)	(14.27)%
Mortgage brokerage income	108,332	135,318	(26,986)	(19.94)
Servicing fee income	—	150,619	(150,619)	(100.00)
Income on bank owned life insurance	54,769	66,039	(11,270)	(17.07)
Gain on sale of securities available for sale	—	78	(78)	(100.00)
Loss on sale of other real estate owned and repossessions	(88,153)	(2,937)	(85,216)	(2,901.46)
Other fee income & miscellaneous	116,430	144,758	(28,328)	(19.57)

As mentioned above, total noninterest income declined $327,183 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The largest category of decline was in servicing fee income which dropped $150,619. The Servicing Agreement with Smith River Bank expired on March 22, 2008, which MainStreet elected not to renew. The 2008 income included the allowable increase per the Agreement for the period serviced in 2008 along with costs for deconversion of their data from MainStreet’s systems. The loss of revenue from termination of the Servicing Agreement is offset to some degree by a reduction in noninterest expense associated with performance of the Agreement. Mortgage brokerage income reflected a 19.94% drop in 2009 compared to 2008 which is a direct result of the softening of the real estate market. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. Service charges on deposits accounts declined $24,686 in the year-to-quarter comparison primarily due to a decrease in NSF fees, net of waives and charge-offs. Franklin Bank experienced a loss on sale of other real estate and repossessions of $88,153 in the first six months of 2009 compared to a loss of $2,937 during the first six months of 2008. These also include market write downs of properties once they have been transferred to other real estate when updated information suggests the market value is lower. MainStreet owns a small percentage in a title company. This income was $12.8 thousand in 2009 compared to $34.2 thousand in 2008.

Total noninterest income for the second quarter ended June 30, 2009 and 2008 was $213,868 and $258,999, respectively, a decline of $45,131, or (17.43)%.

Noninterest Income	QTD 6/30/09	QTD 6/30/08	Dollar Change	Percentage Change
Service charges on deposit accounts	$77,663	$82,972	$(5,309)	(6.40)%
Mortgage brokerage income	55,963	56,565	(602)	(1.06)
Servicing fee income	—	2,751	(2,751)	(100.00)
Income on bank owned life insurance	27,465	37,467	(10,002)	(26.70)
Gain on sale of securities available for sale	—	—	—	—
Loss on sale of other real estate owned and repossessions	(8,640)	(3,871)	(4,769)	(123.20)
Other fee income & miscellaneous	61,417	83,115	(21,698)	(26.11)

The quarter-to-quarter comparisons of income variations are primarily due to the same reasons as described above in the year-to-date comparisons.

MAINSTREET BANKSHARES, INC.

June 30, 2009

Noninterest Expense

Total noninterest expense was $2,786,561 and $2,550,645 for the six month period ending June 30, 2009 and 2008, respectively, an increase of $235,916 or 9.25%. The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2009 and 2008, the dollar change, and the percentage change:

Expense	YTD 6/30/09	YTD 6/30/08	Dollar Change	Percentage Change
Salaries and employee benefits	$1,402,709	$1,327,592	$75,117	5.66%
Occupancy and equipment	411,666	410,917	749.18
Professional fees	150,887	106,651	44,236	41.48
Outside processing	220,410	223,283	(2,873)	(1.29)
FDIC Assessment	171,793	59,424	112,369	189.10
Franchise tax	105,000	106,500	(1,500)	(1.41)
Other expenses	324,096	316,278	7,818	2.47

MainStreet’s employees are its most valuable resource and asset. Salaries and employee benefits comprised 49.63% and 50.11% of total noninterest expense for the six-month periods ending June 30, 2009 and 2008, respectively. This expense increased $75,117 from year-to-date 2008; however, there were variances within the category. Salaries expense increased $27,985 due to the addition of a credit analyst, certain promotions, and annual performance increases. Employee insurance costs increased $8,274 due to increased premiums and the addition of a credit analyst. Incentive or bonus expense increased $32,036 in the year to year comparison due to the anticipated net income for 2009 and the reversal of accrued incentive dollars in the second quarter of 2008. The basis for payout in 2009 has changed to focus on increasing deposits and net income versus budget. Payroll taxes declined $8,272 and 401-K match expense declined $6,651 at June 30, 2009 compared to June 30, 2008 because there was no payout of incentive in January 2009 for 2008 as there was in January 2008 for 2007. The credit for FASB 91 salaries expense decreased $32,108 resulting in an actual increase in the year to year comparison. This was due to decreased loan volumes. Occupancy and equipment costs are the next largest expenses of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense remained stable for the first six months of 2009 as compared to the first six months of 2008. Professional fees include fees for audit, legal, and professional fees other and increased $44,236 or 41.48% in the yearly comparison. Legal expenses actually increased $21,334; audit expense increased $15,102; and other professional fees increased $7,800. Outside processing expense declined slightly at June 30, 2009 compared to June 30, 2008.

The biggest factor in the increase in noninterest expense was the FDIC assessment expense which increased $112,369. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the current recession. These assessments may increase further. Franchise tax expense declined slightly during the first six months of 2009 as compared to the first six months of 2008. Other expenses increased $7,818. These expenses include OCC assessments, travel expense, meals and entertainment, subscriptions and dues, director fees, supplies, telephone, postage, seminars and education, supplies, advertising and promotion, and contributions.

Total noninterest expense was $1,425,594 and $1,240,715 for the three month period ending June 30, 2009 and 2008, respectively, an increase of $184,879 or 14.90%. The following chart shows the categories of noninterest expenses for the three month period ending June 30, 2009 and 2008, the dollar change, and the percentage change.

MAINSTREET BANKSHARES, INC.

June 30, 2009

Expense	QTD 6/30/09	QTD 6/30/08	Dollar Change	Percentage Change
Salaries and employee benefits	$707,488	$621,726	$85,762	13.79%
Occupancy and equipment	208,274	207,077	1,197.58
Professional fees	75,230	62,439	12,791	20.49
Outside processing	108,418	105,649	2,769	2.62
FDIC Assessment	94,208	29,730	64,478	216.88
Franchise tax	52,500	54,000	(1,500)	(2.78)
Other expenses	179,476	160,094	19,382	12.11

The quarter-to-quarter comparisons of noninterest expense variations are primarily due to the same reasons described above in the year-to-date comparisons.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at June 30, 2009 and June 30, 2008. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $252,677 and $411,225 for the years ending June 30, 2009 and 2008, respectively. MainStreet recorded income tax expense in the amounts of $129,630 and $160,093 for the quarters ending June 30, 2009 and 2008, respectively. MainStreet was audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006. There was no additional assessment pertaining to this audit.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. Our mortgage backed securities are issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at June 30, 2009 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 to the Notes to Consolidated Financial Statements for the break down of the securities available for sale portfolio.

MAINSTREET BANKSHARES, INC.

June 30, 2009

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

	June 30, 2009		December 31, 2008
Commercial	$14,139,592	7.78%	$18,251,922	9.43%
Real Estate:
Construction & land development	43,671,683	24.01	51,200,170	26.47
Residential 1-4 families:
First liens	38,304,417	21.06	34,128,944	17.65
Junior liens	9,973,615	5.48	9,579,042	4.95
Home equity lines	15,313,592	8.42	16,012,671	8.28
Commercial real estate	57,849,629	31.81	61,174,895	31.62
Loans to individuals	2,622,076	1.44	3,087,053	1.60

Total Gross Loans	$181,874,604	100.00%	$193,434,697	100.00%

Gross loans decreased $11.6 million or 5.98% at June 30, 2009 compared to December 31, 2008. As can be seen by the chart above, real estate loans represent 90.78% and 88.97% of gross loans at June 30, 2009 and December 31, 2008, respectively. Franklin Bank has a high concentration of real estate related loans. Accordingly, the Bank has taken steps to reduce certain components of this concentration. The Bank participated loans during the first quarter reducing the commercial real estate portfolio. The construction and land development portfolio also declined while loans secured by residential 1-4 families increased from year end. During this economic environment, the credit markets have tightened substantially. These and other factors indicate diminished economic activity and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for June 30, 2009 was 95.51% compared to 112.60% at December 31, 2008. We have strategically planned to lower the loan to deposit ratio thus increasing liquidity. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

MainStreet’s loan portfolio is its primary source of profitability; therefore, our underwriting approach is critical and is designed throughout our policies to have an acceptable level of risk. Cash flow adequacy has always been a necessary condition of creditworthiness. If the debt cannot be serviced by the borrower’s cash flow, there must be an additional secondary source of repayment. As we have discussed, many of our loans are real estate based so they are also secured by the underlying collateral. We strive to build relationships with our borrowers, so it is very important to continually understand and assess our borrowers’ financial strength and condition.

During the first quarter of 2009, the credit policy was modified to reflect that new loans originated must have a maximum loan-to-value of 80% while certain loans have lower limits as follows: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price; and stock (75%). We do not require mortgage insurance; however, loans exceeding supervisory loan to value limits are one of our qualitative factors in the allowance for loan loss methodology.

Our credit policy requires updated appraisals to be obtained on existing loans whereby collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regards to development projects a new appraisal should be obtained when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months

MAINSTREET BANKSHARES, INC.

June 30, 2009

it must be updated and reviewed before additional funding can occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepared criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired and put on nonaccrual are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits are included in the qualitative factors based on loan pools in the loan loss analysis.

We have reviewed and revised numerous components and conditions within our credit policies. During the fourth quarter of 2008 we began discussions surrounding our credit concentrations. During the second quarter of 2009 we have prudently adjusted concentration limits to more prudently reflect the current environment. Our concentrations may be over these limits currently, but we will strive to lower them through participations when warranted; through renewals; and the assessment of new credits within areas of high concentrations. During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products. We revised our maximum debt to income ratio to 40% for all retail loans from 45%. On our retail products, we terminated the use of interest only payments except on construction loans and bridge loans. During the first quarter of 2009, the credit policy was modified to reflect that new loans originated must have a maximum loan-to-value of 80% from the then policy of 90%; certain loans have lower limits as follows that have not been modified: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price; and stock (75%). During the second quarter of 2009 we engaged an outside service to perform environmental risk assessments prior to funding. During the second quarter, we added back the interest only feature to unsecured retail lines with a one-year term which are underwritten on strict guidelines. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and can be renewed only upon proper underwriting.

In addition, we have hired an experienced in-house credit analyst to staff and purchased software to assist the lenders with cash flow and certain ratio analysis. We also purchased software to assist with the credit ratings of loans upon origination, renewal, and the receipt of new financials.

As discussed earlier, MainStreet is asset sensitive and approximately 32% of our loan portfolio consists of variable rate loans. Variable commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten at 1.5% of the full committed loan amount.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a portion of our lending is real estate based and dependent on buyers who move into our region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at June 30, 2009. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $34,070,216; loans for construction of buildings with an outstanding balance of $24,564,293; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $13,418,276. At December 31, 2008, there were three areas classified as concentrations of credit which were loans for real estate to commercial borrowers with an outstanding balance of $35,152,304; loans for construction of buildings with an outstanding balance of $25,911,163; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $17,040,449. The residential 1-4 loan portfolio consists of first liens and junior liens on residential properties. The consumer loan portfolio consists primarily of loans to individuals for home improvements, personal property, automobiles, and other consumer purposes. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

MAINSTREET BANKSHARES, INC.

June 30, 2009

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	June 30, 2009
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$2,249,212	$1,348,983	$900,229
Speculative lot loans	3,315,579	2,443,957	871,622
Speculative single-family housing construction	10,902,349	10,902,349	—

	December 31, 2008
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$2,849,834	$2,050,692	$799,142
Speculative lot loans	5,764,332	4,565,624	1,198,708
Speculative single-family housing construction	13,195,113	12,659,801	535,312

Impaired loans totaled $7,505,127 at June 30, 2009, all of which were on nonaccrual status. A total of $499,479 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2009 for impaired loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

There were $540,059 and $464,701 in loans past due more than 90 days, still accruing interest, at June 30, 2009 and December 31, 2008, respectively. Nonaccrual loans were $7,505,127 and $4,217,698 at June 30, 2009 and December 31, 2008, respectively. Lost interest related to impaired loans as of June 30, 2009, December 31, 2008 and June 30, 2008 was $162,562, $113,626, and $36,998, respectively. The nonaccrual loans were 4.12% and 2.18% of loans, net of unearned income, at June 30, 2009 and December 31, 2008, respectively. Our nonperforming loans have increased since year end and we continue to monitor our loans closely. Overall, the Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status. Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent to the Franklin Bank’s Problem Loan Committee made up of senior management. The accrual status of these loans is reviewed and approved by the Problem Loan Committee. Recently, we have developed a monthly attestation process which requires the accounts officers to attest to the accrual status and risk rating of all loans in their portfolio. Attestations are presented to and reviewed by the Problem Loan Committee. The criticized loan worksheets are presented to the Problem Loan Committee quarterly. The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers. The criticized loan worksheets have been expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are

MAINSTREET BANKSHARES, INC.

June 30, 2009

detailed. An officer has been assigned to manage our problem assets as a full-time position. A credit analyst was hired in December 2008 that will perform required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software has been purchased to assist the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President. We also have periodic outsourced loan review. Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President.

Deposits

Total deposits at June 30, 2009 and December 31, 2008 were $190,531,707 and $171,857,866, respectively, an increase of $18,673,841 or 10.87%. The deposit mix was as follows:

	June 30, 2009		December 31, 2008
Demand	$17,708,278	9.29%	$16,235,463	9.45%
Interest checking	10,054,072	5.28	7,583,082	4.41
Money markets	18,561,641	9.74	19,793,511	11.52
Savings	10,082,518	5.29	9,980,230	5.81
Time deposits $100,000 and over	60,226,387	31.61	50,804,834	29.56
Other time deposits	73,898,811	38.79	67,460,746	39.25

Total	$190,531,707	100.00%	$171,857,866	100.00%

As can be seen by the chart, the largest components of deposits are time deposits including those $100,000 and over. The increase from year end to June 30, 2009 has primarily been in these deposits. Interest checking deposits also increased approximately $2.5 million from year end to June 30, 2009. The other mix of deposits has remained comparably the same from year end. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 2.73% and 4.14%, respectively for the six months ended June 30, 2009 and June 30, 2008. This decline of 141 basis points is due to the decline in short-term interest rates. These rates declined 175 basis points from June 2008 to June 2009. The overall cost of interest bearing deposits was 2.61% and 3.90%, respectively for the three months ended June 30, 2009 and June 30, 2008. Franklin Bank experienced attrition in deposits in late 2008 as other banks were challenged by liquidity issues and raised interest rates paid on deposits. This seems to have stabilized somewhat in the first half of 2009. Franklin Bank, however, did attract brokered deposits for the first time during the first six months of 2009. These deposits were $9.1 million at June 30, 2009 which included deposits through the CDARS program.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Deposit rates have been lowered, but because of the competition for deposits and the declining interest rates on loans the net interest margin continues to be compressed and net income suffers as a result.

Short-term Borrowings

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $266,538 at June 30, 2009 and $199,375 at December 31, 2008.

MAINSTREET BANKSHARES, INC.

June 30, 2009

The Corporation currently has no short-term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.

Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities.

Shareholders’ Equity

Total shareholders’ equity was $22,091,297 and $21,367,265 at June 30, 2009 and December 31, 2008, respectively. Book value per share was $12.89 and $12.47 at June 30, 2009 and December 31, 2008, respectively.

At a regularly scheduled Board meeting on September 19, 2007, MainStreet approved a plan to repurchase up to 100,000 shares of the Company’s common stock. The open ended plan was effective immediately. Shares were purchased on the open market or through privately negotiated transactions. Price, timing, and the number of shares repurchased were based on various market conditions. By year end 2008, a total of 78,800 shares had been repurchased with total costs of $1,176,170. This initiative was executed to enhance shareholder value and to increase liquidity options available to shareholders. At this time no further repurchases are contemplated to preserve capital in the recessionary economy. In addition, the Corporation is prohibited from repurchasing any of its own stock by the terms of the MOU with the Federal Reserve.

MainStreet’s Board of Directors, at their regularly scheduled board meeting on September 19, 2007 approved a cash dividend of $.05 which was MainStreet’s first cash dividend. Since that date, MainStreet paid a quarterly cash dividend until the fourth quarter of 2008.

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve. Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if

MAINSTREET BANKSHARES, INC.

June 30, 2009

undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other loan assets. In addition, Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, requires Franklin Bank to plan for adequate capital to meet its current and future needs. The following are MainStreet’s capital ratios at:

	June 30, 2009	December 31, 2008
Tier I Leverage Ratio (Actual)	9.50%	9.39%
Tier I Leverage Ratio (Quarterly Ave.)	9.54	9.32
Tier I Risk-Based Capital Ratio	12.04	11.04
Tier II Risk-Based Capital Ratio	13.30	12.30

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at June 30, 2009 and Franklin Bank is compliant with its capital plan under the Agreement with the OCC.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off balance sheet obligations were primarily loan commitments in the amount of $24,068,563 at June 30, 2009. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At June 30, 2009 and December 31, 2008, we had available credit from borrowing in the amount of $47,160,568 and $40,877,874, respectively. MainStreet’s ratio of liquid assets to total liabilities at June 30, 2009 and December 31, 2008 was 10.77% and 1.74%, respectively. Core deposits are the primary foundation for liquidity. Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized. Franklin Bank experienced attrition of deposits in the latter half of 2008 as deposit interest rates increased as institutions sought to maintain liquidity as consumers were withdrawing deposits due to concerns over the health of the country’s financial system. In the first quarter of 2009, we developed relationships with several entities allowing for the gathering of brokered deposits. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank has accepted brokered deposits in the amount of $9.3 million as of June 30, 2009 which is less than 5% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At June 30, 2009, this would allow us to gather an additional $19.4 million in brokered deposits. Franklin Bank has become a member of QwickRate in order to bid for internet certificates of deposit as another source of deposits and liquidity. At June 30, 2009, Franklin Bank had $3.8 million in internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC.

June 30, 2009

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at June 30, 2009 in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	6.25%	9.00	14.00
+200 bp	5.25	5.00	8.00
+100 bp	4.25	2.00	2.00
-100 bp	2.25	0.00	0.00
-200 bp	1.25	0.00	2.00
-300 bp	.25	- 1.00	1.00

As discussed previously, MainStreet is asset sensitive to changes in the interest rate environment particularly due to the large percentage of variable rate loans. We have been proactively adding floors to our new loans and existing loans upon renewal. We can see the positive impact that this has on our net interest income in the declining interest rate environment.

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

Recent Accounting Developments

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”

MAINSTREET BANKSHARES, INC.

June 30, 2009

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Corporation does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. MainStreet does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Corporation does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Corporation does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. MainStreet does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

June 30, 2009

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Corporation does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. MainStreet does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Corporation does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

June 30, 2009

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

Date: August 14, 2009	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: August 14, 2009	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005 and filed on form 10-QSB on August 10, 2005 and herein incorporated by reference; and amended April 20, 2006 filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2#	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Administrative Services Agreement with Smith River Community Bank, N.A. incorporated by reference to the Corporation’s Form 8-K filed March 28, 2005.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Carey D. Wrenn incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.10#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.11	Formal agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15d – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Index to Exhibits (con’t)

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.