Form 10-K
period 2009-12-31
MAINSTREET BANKSHARES INC
filed 2010-03-19
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009. $10,861,812 based on $9.00 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 1,713,375 shares outstanding as of March 15, 2010.

Documents incorporated by reference. Portions of the Corporation’s 2010 Proxy Statement have been incorporated by reference into Part III.

MainStreet BankShares, Inc.

Form 10-K

PART I

Item 1.	Business

General

MainStreet BankShares, Inc., (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in the Commonwealth of Virginia on January 14, 1999. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006. MainStreet was primarily formed to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”), located in Martinsville, Virginia, which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc., for the sole purpose of owning the real estate of the Corporation.

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

Smith River Community Bank, N.A.

As mentioned previously, MainStreet sold Smith River Bank in March 2005 and redeployed the capital to Franklin Bank. As part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an initial annual fee of $505,000, to be adjusted annually based upon the terms of the original agreement. The original Administrative Servicing Agreement expired on March 22, 2008. MainStreet elected not to renew the Administrative Servicing Agreement.

Competition

Franklin Bank experiences competition in attracting and retaining business and personal checking and savings accounts, making commercial, consumer, and real estate loans and providing other services in their primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Competition for deposits is particularly intense in Franklin Bank’s market which increases the cost and reduces the availability of local deposits. Because of the nature of Franklin Bank’s market, a substantial portion of the loan opportunities for which banks compete are real estate related. During the present economic downturn, which has been focused on real estate, the number of loan opportunities is reduced and the risk of those loans is increased. Franklin Bank has been able to take advantage of the consolidation in the banking industry in their market area by providing personalized banking services that are desirable to large segments of customers, which has enabled the bank to compete satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on our local market. In February 2007 we implemented branch capture, a process by which checks are processed by tellers rather than item processing, which allowed for better efficiencies along with all day banking. We also receive and send our cash letters electronically. We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services.

Regulation, Supervision and Government Policy

BankShares and Franklin Bank are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like MainStreet and Franklin Bank are at a disadvantage to other competitors who are not as highly regulated, and MainStreet and Franklin Bank’s costs of doing business are accordingly higher. A brief summary follows of certain laws, rules and regulations which affect MainStreet and Franklin Bank. Any changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of MainStreet and Franklin Bank. The current economic environment has created uncertainty in this area, as legislators and regulators attempt to address rapidly changing problems which are likely to lead to new laws and regulations affecting financial institutions.

MainStreet BankShares, Inc.

MainStreet is a bank holding company organized under the Federal Bank Holding Company Act (BHCA), which is administered by the Board of Governors of the Federal Reserve System (the Federal Reserve). MainStreet is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine MainStreet and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares. On June 17, 2009, MainStreet entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve. Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (GLBA) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GLBA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. MainStreet is not a financial holding company.

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

Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to MainStreet. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. MainStreet is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against MainStreet if its subsidiary bank becomes undercapitalized. MainStreet’s bank subsidiary is well capitalized and fully in compliance with capital guidelines. However, regulatory capital requirements relate to earnings and asset quality, among other factors. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels. As discussed in Item 7, Management’s Discussion and Analysis, MainStreet’s subsidiary bank has entered into a formal agreement with the Office of the Comptroller of the Currency. Because of these matters, MainStreet is unable to predict if higher capital levels may be mandated in the future for it or its subsidiary bank. If so, such additional capital could be dilutive to MainStreet’s then existing shareholders in the future.

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U. S. Treasury announced the Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. In the program, the Treasury was authorized to purchase up to $250 million of senior preferred shares in qualifying U. S. banks, savings and loan associations, and bank and savings and loan holding companies. The amount of TARP funds was later increased up to $350 million. The minimum subscription amount was 1% of risk-weighted assets and the maximum amount was the lesser of $25 billion or 3% of risk-weighted assets. MainStreet did not participate in TARP.

American Recovery and Reinvestment Act of 2009. The ARRA was enacted in 2009 and includes a wide range of programs to stimulate economic recovery. In addition, it also imposed new executive compensation and corporate governance obligations on TARP Capital Purchase Program recipients. Because MainStreet did not participate in TARP it is not affected by these requirements.

Franklin Community Bank, N.A.

Franklin Bank is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). Franklin Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of Franklin Bank’s operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. Franklin Bank is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. The OCC requires Franklin Bank to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for Franklin Bank and other banks. On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with the OCC. Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion.

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

Deposit Insurance. Franklin Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2009, Franklin Bank paid $460,139 in FDIC assessments which was a substantial increase. It is anticipated that assessments may increase in the future to offset demands on the BIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. It has been extended to December 31, 2013. On January 1, 2014 the standard insurance amount will return to $100,000 per depositor for all amounts except IRA’s and other certain retirement accounts which will remain at $250,000 per depositor.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts of FDIC-insured institutions that elected to participate. Franklin Bank elected to participate in this program, and opted to continue in the program through its expiration of June 30, 2010. There are increased BIF assessments for program participants.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

Capital Requirements. The same capital requirements that are discussed above with relation to MainStreet are applied to Franklin Bank by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. Also, capital requirements can be increased based on earnings and asset quality concerns as well as other issues. The formal agreement between the Bank and the OCC required the Bank to develop a three year capital plan to provide for the Bank’s capital needs based on projected growth and other factors. The plan has been put in place. Additional capital may cause dilution to then existing shareholders, if needed.

Limits on Dividend Payments. As a national bank, Franklin Bank may not pay dividends from its capital, and it may not pay dividends if the bank would become undercapitalized, as defined by regulation, after paying the dividend. Without prior OCC approval, Franklin Bank’s dividend payments in any calendar year are restricted to the bank’s retained net income for that year, as that term is defined by the laws and regulations, combined with retained net income from the preceding two years, less any required transfer to surplus.

The OCC and FDIC have authority to limit dividends paid by Franklin Bank, if the payment were determined to be an unsafe and unsound banking practice. Any payment of dividends that depletes the Bank’s capital base could be deemed to be an unsafe and unsound banking practice. Currently under the MOU with the Federal Reserve, MainStreet cannot pay any dividends.

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

Other Legislative and Regulatory Concerns

Particularly because of current uncertain and volatile economic conditions as well as recent credit market turmoil and related financial institution concerns, federal and state laws and regulations are likely to be enacted that will affect the regulation of financial institutions. New regulations could add to the regulatory burden on banks and increase the costs of compliance, or they could change the products that can be offered and the manner in which banks do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect MainStreet.

Company Website

MainStreet maintains a website at www.msbsinc.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website through a link to the Securities and Exchange Commission for filings. The Company’s proxy materials for the 2010 annual meeting of stockholders are also posted on a separate website at www.cfpproxy.com/6043.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2009 was 54. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

Not required.

Item 2.	Properties

The Corporation leases its executive office and operations facility in Martinsville, Virginia. The lease commenced on May 1, 2004 for space located in the Patrick Henry Shopping Mall, at Suite 30, 730 East Church Street in Martinsville, Virginia. The lease will expire April 30, 2010. The lease has an option to renew for one additional four year term.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners of which one is a director. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of five years. If the right to extend or renew this lease for the first renewal term is exercised, Franklin Bank has the right or option to extend or renew this lease for five additional terms of five years each. One of the owners is a director of Franklin Bank and both owners are shareholders of BankShares. Franklin Bank owns a lot adjacent to their Rocky Mount Office which is utilized for employee parking. Franklin Bank leases its branch which opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank provides permanent financing to the owner of this facility. A director of the Bank is a partner in the ownership of this facility. The lease commenced on April 7, 2004 and will expire April 6, 2019. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of five years. If the right to extend or renew this lease for the first renewal term is exercised, Franklin Bank has the right or option to extend or renew this lease for five additional terms of five years each. Franklin Bank leases its 220 North branch located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Subject to certain compliance issues, Franklin Bank shall have the right or option to extend or renew the lease for one additional term of ten years. Management deems these leases to be made on comparable market terms. The main office and all branches have a drive-up ATM.

MainStreet RealEstate owns the Southlake branch located in the Union Hall area of Franklin County and leases it to Franklin Bank. The branch opened in August 2007. The total cost of the land and building were $425,286 and $881,123, respectively. MainStreet believes its banking facilities are well located to serve their intended banking markets and are attractively furnished and well equipped for banking purposes. All facilities are adequately insured in management’s opinion.

Item 3.	Legal Proceedings

MainStreet currently is not involved in any litigation or similar adverse legal or regulatory matters.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,713,375 shares of its common stock outstanding at January 31, 2010. In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering. Each warrant provides the holder with the right to buy one share of common stock at a price of $9.09 per share. As of December 31, 2009, 55,916 warrants are vested and unexercised, 12,834 warrants have been forfeited and 27,500 have been exercised. There were no warrants exercised during 2009.

Options in the amount of 33,000 (included in the total 161,272 outstanding at year-end), of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees. In addition, MainStreet has issued stock options to present and former employees to purchase shares of common stock at a price equal to the fair market value of MainStreet’s common stock as of the date of grant. As of December 31, 2009, 161,272 stock options are outstanding. Of this total, 156,852 stock options are vested and exercisable.

In addition, the shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan (the “Plan”) at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain outstanding in accordance with their terms. Option awards are generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year exercise term. The options issued in 2005 vested immediately upon grant and have a ten year exercise term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2009, there were 136,527 options granted under this plan of which 822 options have been exercised and 7,433 stock options have been forfeited. The rest remain unexercised.

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

According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the common stock during the last two fiscal years was as follows:

	2009		2008
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$16.00	$6.70	$18.25	$15.00
June 30	$9.00	$7.10	$16.25	$14.10
September 30	$9.00	$7.10	$14.50	$10.40
December 31	$7.75	$4.80	$16.00	$8.50

There are approximately 1,635 shareholders of common stock as of December 31, 2009.

In September 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock. A total of 26,000 shares at a cost of $383,330 were repurchased during 2008. As of December 31, 2008, 78,800 shares at a total cost of $1,176,170 had been repurchased. The following tables detail the shares repurchased during the fourth and first quarters of 2008. There were no shares repurchased during the third and second quarters of 2008. There were no shares repurchased in 2009 and the program has been terminated.

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

MainStreet declared its first cash dividend in the amount of $.05 per share in September 2007. Since that date, MainStreet paid a quarterly dividend in the amount of $.05 per share each quarter until the fourth quarter of 2008. Given the injection of $1.3 million into the loan loss reserve by Franklin Bank during the fourth quarter of 2008, MainStreet’s Board of Directors deemed it prudent to suspend the cash dividend. The only source of funds for dividends is dividends paid to MainStreet by Franklin Bank. Franklin Bank is limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval. On April 16, 2009, Franklin Bank entered into a formal agreement with the OCC. Among other things, the agreement required the Bank to adopt a three year capital program and prohibits the payment of a dividend until the Bank is in compliance with the program and satisfies certain other conditions. Thus, the payment of future dividends by MainStreet will depend in part on a return by Franklin Bank to more historical levels of profitability, compliance with its capital program and the formal agreement. On June 17, 2009, MainStreet entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond. Under the MOU, MainStreet is prohibited from paying any dividends. Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion.

Information in the format relating to MainStreet securities authorized for issuance under the Company’s Equity Compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	128,272	$12.85	—

Equity compensation plans not approved by security holders	33,000	9.55	—

Total	161,272	$12.17	—

The Plan terminated January 21, 2009, except with respect to awards granted prior to that date.

Refer to Part II, Item 8, Note 14 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6.	Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006. MainStreet was primarily formed to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”), located in Martinsville, Virginia, which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank’) to serve the Franklin County area of Virginia. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has four banking offices in Rocky Mount and Franklin County. On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

As mentioned previously, MainStreet sold Smith River Bank in 2005. As part of the transaction, Smith River Bank agreed to outsource certain administrative and related activities to MainStreet for a period of three years following the closing for an annual fee of $505,000, to be adjusted annually based upon the terms of the original agreement. The original Administrative Servicing Agreement expired on March 22, 2008 and MainStreet elected to not renew the Administrative Servicing Agreement.

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement required Franklin Bank to perform certain actions within designated time frames. The Bank must comply with the Agreement while it is outstanding. Franklin Bank has no reason to believe it is not in compliance with the Agreement. The Bank has submitted the responses required in the respective time frames described below.

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

•

Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank has increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At December 31, 2009, brokered deposits were $8.5 million and were less than 5% of total deposits. Franklin Bank has also participated loans during the first half of the year which has improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan. The Plan has been put in place. The plan included detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy. The Agreement prohibits the Bank from paying dividends until compliance with the program and certain conditions are met.

Under the Agreement, a Compliance Committee of three members of the Franklin Bank’s Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. The Compliance Committee of Franklin Bank continues to meet monthly to ensure adherence and compliance with the Agreement. The Committee reviews the formal agreement by article in detail at each meeting along with the corresponding actions of Franklin Bank within each article. The Committee reports monthly to the full board of directors. While Franklin Bank intends to continue to take such actions as may be necessary to enable it to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement. Such compliance is costly and affects the operations of Franklin Bank and the Corporation. Franklin Bank has met all of the required time lines for submission of information to the OCC along with regular reporting. Franklin Bank must demonstrate sustained performance under the Agreement.

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

Overview

Total assets at December 31, 2009 were $225,203,413 compared to $224,601,324 at December 31, 2008, an increase of $602,089. The asset side of the balance sheet has changed as we strategically lowered outstanding loans in the first quarter of 2009 and increased our liquidity through our overnight federal funds sold, excess reserve balance account, and securities available for sale. In addition, loan demand remains soft. Loans, net of unearned deferred fees and costs declined $26,190,108, or 13.53% compared December 31, 2008. We continue to monitor our asset quality closely due to the level of our nonperforming loans, risk rated loans, the economic uncertainty and area unemployment levels. In the year-to-year comparison, our securities available for sale and interest-bearing deposits in other banks (including our excess reserve balance account swept to the Federal Reserve) increased $2,389,851 and $20,057,830, respectively. We have chosen to maintain balances in these accounts to preserve our liquidity. Other real estate was $3.5 million at December 31, 2009 compared to $1.2 million at December 31, 2008. Deposits increased $17.1 million, or 9.93%, at December 31, 2009 over December 31, 2008 and ended the year at $188.9 million. This increase in deposits allowed us to repay our Federal Home Loan Bank (“FHLB”) advances of $15 million and our overnight federal funds purchased of $1.5 million that were outstanding at year-end 2008. With the decline in our outstanding loans and the increase in our deposits, our loan to deposit ratio dropped to 88.57% at December 31, 2009 compared to 112.60% at December 31, 2008. During the later part of 2008, deposit pricing became intense as banks were challenged with liquidity issues and were willing to pay increased interest rates to attract depositors. Franklin Bank experienced a reduction in deposits during this period and we gathered brokered deposits for the first time in early 2009. These brokered deposits totaled $8.5 million at December 31, 2009 and were only 4.47% of total deposits. These actions have improved our liquidity. Total shareholders’ equity at December 31, 2009 and 2008 was $21,777,262 and $21,367,265, respectively. MainStreet and Franklin Bank were well capitalized at December 31, 2009. The book value of shareholders’ equity at December 31, 2009 and 2008 was $12.71and $12.47 per share, respectively.

MainStreet’s net income for the twelve months ending December 31, 2009 and 2008 was $71,577 and $586,264, respectively. Basic net income per share was $.04 and $.34 for 2009 and 2008, respectively. Diluted net income per share for 2009 and 2008 was $.04 and $.33, respectively. Return on average assets in 2009 and 2008 was .03% and .27%, respectively while return on average shareholders’ equity was .32% and 2.72% for 2009 and 2008, respectively. The return on average assets and average equity for 2007 was 1.26% and 12.28%, respectively. The recessionary environment and its impact on real estate assets affected MainStreet during 2009 and 2008 with provision expense totaling $1.8 million and $2.0 million, respectively. The provision expense was based on an increase in our risk rated loans, nonperforming loans, continued softness in the local real estate market, and the current regulatory environment, all based on our detailed analytical calculation. Write-downs or loss on other real estate properties, increased noninterest expense, lost interest on nonaccrual loans, and decreased noninterest income also contributed to the decline in net income, return on average assets and return on average shareholders’ equity.

Results of Operations

Net Interest Income

In 2008, the Federal Reserve lowered short-term interest rates 400 basis points with a range of 0—.25% at December 31, 2008. This interest rate environment continued during 2009. MainStreet is asset sensitive and interest rates on variable rate loans make up almost 31% of Franklin’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, asset sensitivity initially has a negative impact on the net interest margin until deposit rates have an opportunity to reprice. Overall deposit maturity has been short because Franklin Bank was organized during a rising interest rate environment; therefore, giving repricing opportunities even in the subsequent declining rate environment. Nonetheless, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment. In addition, as mentioned above, competition for deposits has been fierce in our market particularly during the latter part of 2008 while institutions sought deposits to aid liquidity pressure.

Net interest income is the difference between total interest income and total interest expense. The amount of net interest income is determined by the volume of interest-earning assets, the level of interest rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets and the cost of supporting funds is measured as the net interest margin. MainStreet’s principal source of income is from the net interest margin. The distribution of assets, liabilities, and equity along with the related interest income and interest expense is presented in the following table. The statistical information in the table is based on daily average balances.

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2009			2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned (1)	$182,502,689	$10,582,260	5.80%	$185,844,676	$12,426,655	6.69%	$164,207,214	$13,662,840	8.32%
Securities available-for- sale	22,322,424	1,127,812	5.05	23,092,799	1,260,783	5.50	14,384,500	723,488	5.37
Restricted equity securities	1,099,887	27,479	2.50	976,277	39,518	4.05	899,445	53,780	5.98
Interest-bearing deposits in banks	8,842,929	19,596.22		270,010	6,325	2.34	461,821	23,379	5.06
Federal funds sold	5,004,455	8,037.16		2,500,249	55,843	2.23	11,845,879	605,178	5.11

Total Interest Earning Assets	219,772,384	11,765,184	5.35%	212,684,011	13,789,124	6.49%	191,798,859	15,068,665	7.88%
Cash and due from banks	2,631,288			2,845,382			2,757,193
Other assets	8,444,610			7,526,328			6,728,338
Allowance for loan losses	(3,575,950)			(2,257,988)			(1,988,231)

Total Assets	$227,272,332			$220,797,733			$199,296,159

Interest checking deposits	$8,710,551	$19,947.23%		$8,247,385	$99,158	1.20%	$8,652,018	$229,842	2.66%
Money market deposits	19,747,314	224,144	1.14	19,805,672	464,167	2.34	14,835,902	608,238	4.10
Savings deposits	10,490,930	56,207.54		10,767,449	115,163	1.07	12,094,901	260,670	2.16
Time deposits $100,000 and over	57,708,152	1,749,608	3.03	50,887,141	2,283,924	4.49	49,151,575	2,590,298	5.27
Other time deposits	71,976,216	2,120,319	2.95	70,615,836	3,102,958	4.39	69,783,201	3,578,715	5.13
Federal funds purchased	59,425	531.89		1,041,838	22,522	2.16	471	24	5.10
Corporate cash management	161,632	813.50		274,470	5,501	2.00	—	—	—
Repurchase agreements	13,500,000	538,071	3.99	13,483,607	538,950	4.00	2,157,534	92,313	4.28
Short-term borrowings	3,287,671	16,975.52		4,904,371	82,333	1.68	3,753,425	207,022	5.52

Total interest-bearing liabilities	185,641,891	4,726,615	2.55%	180,027,769	6,714,676	3.73%	160,429,027	7,567,122	4.72%

Demand deposits	18,146,145			17,968,355			17,088,264
Other liabilities	1,330,664			1,256,447			1,332,244

Total Liabilities	205,118,700			199,252,571			178,849,535
Shareholders’ Equity	22,153,632			21,545,162			20,446,624

Total Liabilities and Shareholders’ Equity	$227,272,332			$220,797,733			$199,296,159

Net Interest Earnings		$7,038,569	2.80%		$7,074,448	2.76%		$7,501,543	3.16%

Net Yield on Interest Earning Assets			3.20%			3.33%			3.94%

(1)	Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $351,991, $476,817, and $783,151 as of December 31, 2009, 2008, and 2007, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields. The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities using a 34% marginal tax rate.

MainStreet’s net interest margin for the years ending December 31, 2009 and 2008 was 3.20% and 3.33%, respectively, a decline of 13 basis points. Both interest income and interest expense declined in comparison to last year, primarily due to the interest rate environment. The yield on earning assets dropped 114 basis points to 5.35%. The funding side dropped 101 basis points. In addition to the low interest rate environment, the effect of lost interest on nonaccrual loans impacted the margin also. Lost interest for 2009 was $334,620 compared to $113,626 in 2008. Loan competition was not as much a factor in 2009 or 2008 as previously but declining rates reduced loan profitability as loans repriced and new loans were made at lower rates. Newer financial institutions such as Franklin Bank must price new loans competitively. The ability for nonfinancial entities to provide financial services also increases competition, particularly during periods of reduced loan demand, like the present one. These factors also negatively impact the margin. Finally, Franklin Bank’s growth has been quite dependent on consumer and real estate based lending and in the current economic environment sound growth opportunities in these areas are dramatically reduced.

The following table sets forth, for the period indicated, a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2009 Compared to 2008 Increase (Decrease) Due to Change In			2008 Compared to 2007 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:

Loans, net of unearned	$(219,925)	$(1,624,470)	$(1,844,395)	$1,658,375	$(2,894,560)	$(1,236,185)
Securities available-for-sale	(41,090)	(91,881)	(132,971)	470,808	66,487	537,295
Restricted equity securities	4,527	(16,566)	(12,039)	4,284	(18,546)	(14,262)
Interest-bearing deposits in banks	24,039	(10,768)	13,271	(7,436)	(9,618)	(17,054)
Federal funds sold	28,988	(76,794)	(47,806)	(320,615)	(228,720)	(549,335)

Total Interest Income	$(203,461)	$(1,820,479)	$(2,023,940)	$1,805,416	$(3,084,957)	$(1,279,541)

Interest Expense:
Interest checking deposits	$5,276	$(84,487)	$(79,211)	$(10,286)	$(120,398)	$(130,684)
Money market deposits	(1,364)	(238,659)	(240,023)	165,449	(309,520)	(144,071)
Savings deposits	(2,885)	(56,071)	(58,956)	(26,031)	(119,476)	(145,507)
Certificates of deposit $100,000 and over	277,102	(811,418)	(534,316)	88,856	(395,230)	(306,374)
Other time deposits	58,689	(1,041,328)	(982,639)	42,230	(517,987)	(475,757)
Federal funds purchased	(13,557)	(8,434)	(21,991)	22,520	(22)	22,498
Repurchase agreements	655	(1,534)	(879)	453,107	(6,470)	446,637
Short-term borrowings	(21,079)	(44,279)	(65,358)	49,971	(174,660)	(124,689)
Corporate cash management	(1,661)	(3,027)	(4,688)	5,501	—	5,501

Total Interest Expense	$301,176	$(2,289,237)	$(1,988,061)	$791,317	$(1,643,763)	$(852,446)

Net Interest Income	$(504,637)	$468,758	$(35,879)	$1,014,099	$(1,441,194)	$(427,095)

For 2009 and 2008, net interest income totaled $7,038,569 and $7,074,448, respectively, a modest decline of $35,879. The total average interest-earning assets were $219,772,384 and $212,684,011 for the years ending December 31, 2009 and 2008, respectively, an increase of $7,088, 373, or 3.33%. The volume of interest earning assets increased; however, the increase was in lower earning interest-bearing deposits in banks and overnight federal funds sold while higher interest earning loans declined $3,341,987. The total average interest-bearing liabilities were $185,641,891 and $180,027,769 for the years ending December 31, 2009 and 2008, respectively, an increase of $5,614,122 or 3.12%. The increase can be seen primarily in time deposits $100,000 and over with short-term borrowings declining.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level which reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on homogenous loan pools, identifying impairment, historical losses, credit concentrations, economic conditions, and other risks. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense.

Our methodology for determining the allowance includes compliance with Financial Accounting Standards No. 5 “Accounting for Contingencies” (FAS ASC 450) and No. 114 “Accounting by Creditors for Impairment of a Loan” (FAS ASC 310) in addition to the 2001 and 2006 Comptroller of the Currency Policy Statements on Allowance for Loan and Lease Losses Methodologies and Documentation. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted. During the fourth quarter of 2008, we adjusted and raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized within FAS 114 (FAS ASC 310) and FAS 5 (FAS ASC 450). Our impaired loans are reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration. Remaining loans are pooled based on homogenous loan groups and allocated based on the Bank’s historical net loss experience. These pools are as follows: 1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

A provision for loan losses of $1,766,300 and $1,964,300 was recorded for the years ending December 31, 2009 and 2008, respectively. While gross loan volume declined $26.2 million since year-end 2008, we have prudently continued to add to our loan loss reserve based on our level of criticized and classified loans, our qualitative factors, migration analysis, historical loss, specific reserves, and charge offs. Nonperforming loans (nonaccrual and over 90 days past due) were $4,443,096 at December 31, 2009 and $4,682,399 at December 31, 2008. The allowance for loan losses was $3,277,559 at December 31, 2009 which equated to 1.96% of loans, net of unearned deferred fees and costs. At December 31, 2008, the allowance was $3,502,029, or 1.81% of loans, net of unearned deferred fees and costs. Net charge-offs of $1,990,770 and $548,863 for the year ending December 31, 2009 and 2008, respectively equated to 1.09% and .30%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. The increase in nonperforming loans is primarily due to the deterioration in the real estate market in our area. Franklin Bank had minimal historical losses prior to 2007. Since opening in 2002, we have not had significant loss experience until 2008. However, during the fourth quarter of 2008, we raised the migration factors for our criticized and classified loans for our charge offs to more closely reflect those of similar banks with comparable real estate concentrations nationally. These factors remained the same until the fourth quarter of 2009 when our charge off experience increased our factor 1  1/2% for the special mention category. Our criticized and classified loans also increased in the year-to-year comparison approximately $2.0 million which accounted for approximately $300,000 of the 2009 expense. The historical loss factor utilizes an average three year history which dropped off 2006 and added 2009 at year end. This change added approximately $200,000 to the expense particularly in the fourth quarter. Management is reviewing this and intends to change the three year average quarterly rather than annually to be more conservative. The 2009 year has experienced the majority of our charge offs with many occurring in the fourth quarter. During the fourth quarter of 2009 we gained knowledge on three credits along with comparable sales during the quarter that caused us to prudently charge them off to the allowance. These three credits accounted for approximately $915 thousand of the 2009 fourth quarter expense related to loan charge offs. Nonaccrual loans (included in the nonperforming loans above) were $3,890,152 at December 31, 2009 which represents 2.33% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. Once considered impaired, loans are included in the reserve but if well-collateralized no specific reserve is made for them. A total of $26,733 in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2009 for these impaired loans. Of the total impaired loans, $42,661 had specific reserves and an additional $1,221,080 had charged off portions of the loan. Nonaccrual loans at December 31, 2008 were $4,217,698, all of which management considered to be impaired. A total of $499,949 in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2008 for these impaired loans. Of the $4,217,698 of impaired loans at December 31, 2008, $3,859,393 had specific reserves. The 2008 impaired loans with specific reserves were either charged off in 2009 or restructured. Nonaccrual loans have declined somewhat in the year-to-year comparison.

Following is a breakdown of our nonperforming loans by balance sheet type:

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Commercial	$167,267	$—	$—	$4,050	$—
Real Estate:
Construction and land development	1,863,772	4,205,875	506,328	256,600	—
Residential 1-4 families:
First liens	1,615,027	457,247	97,314	—	—
Junior Liens	302,781	—	27,272	—	10,975
Home equity lines	—	—	—	328,112	—
Commercial real estate	494,249	—	—	—	—
Consumer	—	19,277	—	—	—

Total Nonperforming Loans	$4,443,096	$4,682,399	$630,914	$588,762	$10,975

As can be seen by the chart above, construction and land development loans continue to comprise the largest category of nonperforming loans at December 31, 2009 and December 31, 2008. The remainder of the loans in this category were performing at December 31, 2009 and December 31, 2008. The largest increases in nonperforming loans after December 31, 2008 occurred in residential first lien loans and commercial real estate loans. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In addition, borrowers’ incomes have been reduced which increases the debt to income ratio.

The overall economy in Franklin County continues to struggle based on higher unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment is at 8.3% at December 31, 2009. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County and is largely real estate based. It is a resort area and largely follows the national trend rather than the local trend. Until unemployment declines and consumer confidence increases, these trends may continue. There is continued economic pressure on consumers and business enterprises.

No assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future. Deterioration in the national real estate markets and in our local markets caused by the recent well-publicized credit and liquidity problems at the national and international level has resulted in larger than historical asset quality issues within local communities like ours and this may have a continuing adverse effect on us.

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Average amount of loans, net of unearned, outstanding during the year	$182,502,689	$185,844,676	$164,207,214	$154,369,148	$120,396,058
Balance of allowance for loan losses at beginning of year	3,502,029	2,086,592	1,942,781	1,777,345	1,123,214
Loans charged off:
Commercial	(488,436)	(140,003)	(40,808)	(576)	(31,219)
Commercial real estate	(325,646)	(3,397)	—	(29,463)	—
Real estate construction	(585,219)	(102,637)	—	—	—
Residential real estate	(704,347)	(190,662)	(51,023)	(10,035)	(22,000)
Home equity lines	—	(81,097)	(43,663)	—	—
Loans to individuals	(30,318)	(36,688)	(4,443)	(1,681)	(16,264)

Total loans charged off:	(2,133,966)	(554,484)	(139,937)	(41,755)	(69,483)

Recoveries of loans previously charged off:
Commercial	128,901	1,740	25,037	7,090	33,214
Commercial real estate	—	—	—	2,086	—
Real estate construction	11,571	3,731	—	1,003	—
Residential real estate	41	150	3,190	5,668	—
Home equity lines	—	—	—	—	—
Loans to individuals	2,683	—	—	—	—

Total recoveries:	143,196	5,621	28,227	15,847	33,214

Net loans charged off:	(1,990,770)	(548,863)	(111,710)	(25,908)	(36,269)
Additions to the allowance for loan losses	1,766,300	1,964,300	255,521	191,344	690,400

Balance of allowance for loan losses at end of year	$3,277,559	$3,502,029	$2,086,592	$1,942,781	$1,777,345

Ratio of net charge offs during the period to average loans outstanding during period	1.09%	.30%	.07%	.02%	.03%

The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2009		December 2008		December 2007		December 2006		December 2005
Commercial	$209,877	7.11%	$274,588	9.43%	$226,395	10.85%	$170,770	8.79%	$132,057	7.43%
Commercial real estate	613,786	33.21	634,581	31.62	498,278	23.88	395,356	20.35	298,950	16.82
Real estate construction	1,053,136	20.78	1,111,907	26.47	717,370	34.38	777,890	40.04	784,342	44.13
Residential real estate
1st liens	817,387	22.77	589,335	17.65	347,835	16.67	284,034	14.62	281,176	15.82
Jr liens	184,617	5.39	149,817	4.95	80,542	3.86	73,243	3.77	51,898	2.92
Home equity lines	349,041	8.96	223,972	8.28	175,482	8.41	196,415	10.12	191,242	10.76
Loans to individuals	22,982	1.78	17,880	1.60	40,690	1.95	45,073	2.31	37,680	2.12
Specific reserve	26,733	—	499,949	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$3,277,559	100.00%	$3,502,029	100.00%	$2,086,592	100.00%	$1,942,781	100.00%	$1,777,345	100.00%

Noninterest Income

Noninterest income for the years ending December 31, 2009 and December 31, 2008 was $437,831 and $957,507, respectively, a decrease of $519,676, or 54.27%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 12/31/09	YTD 12/31/08	Dollar Change	Percentage Change
Service charges on deposit accounts	$304,543	$328,493	$(23,950)	(7.29)%
Mortgage brokerage income	189,380	229,631	(40,251)	(17.53)
Servicing fee income	—	150,619	(150,619)	(100.00)
Income on bank owned life insurance	111,043	123,553	(12,510)	(10.13)
Gain on sale of securities	—	46,340	(46,340)	(100.00)
Loss & impairment on other real estate and repossessions	(410,121)	(179,944)	(230,177)	(127.92)
Other fee income & miscellaneous	242,986	258,815	(15,829)	(6.12)

As can be seen by the above chart, loss and impairment on other real estate owned and repossessions experienced the largest declines as the loss increased $230,177, or 127.92% in 2009 compared to 2008. This also includes write-downs on other real estate properties when updated information suggests the market value is lower. There was no servicing fee income in 2009 and $150,619 in 2008. MainStreet’s Administrative Servicing Agreement (see “Business”) with Smith River Bank expired in March of 2008 at which time MainStreet elected to not renew the agreement. The 2008 servicing fee income included the first three months of the year along with termination fees charged to Smith River Bank. Service charges on deposit accounts declined $23,950 in 2009 compared to 2008 primarily due to a decline in NSF fee charges, net of waived fees as consumers became more fee conscious. Mortgage brokerage income has provided a good base of noninterest income, although dependent on the vibrancy of the real estate market. As the real estate market began softening in 2007, and continued into 2008 and 2009, the mortgage brokerage income declined. The decline in 2009 from 2008 was $40,251, or 17.53%, reflecting the declining real estate market. Franklin Bank has partnered with several different organizations to originate mortgage loans, which for the most part, then close in the companies’ names. Franklin Bank receives mortgage brokerage fee income from the transactions and doesn’t retain any loan servicing. During 2007, Franklin Bank purchased Bank Owned Life Insurance (“BOLI”) on the lives of the two executive officers of the Company, the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer. The income related to the BOLI in 2009 was $111,043 and $123,553 in 2008. There were no sales of securities in 2009. Municipal securities were sold in 2008 which produced a $46,340 gain. Other fee income and miscellaneous income declined $15,829 or 6.12% in 2009 from 2008. Franklin Bank purchased a small interest in a title insurance company. Title fee income was $29,023 in 2009 compared to $46,605 in 2008 due to the soft real estate market. Evaluation fee income declined $7,850 in the year-to-year comparison also due to the real estate market softening. Income received from ATM and debit cards increased $18,260 in 2009 over 2008. Also, during the second half of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership. The amount was $7.9 thousand in 2009.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2009 and December 31, 2008 was $5,634,901 and $5,224,187, respectively, an increase of $410,714, or 7.86%. The following chart shows the noninterest expense by category for the years ending December 31, 2009 and 2008, the dollar change and the percentage change.

Expense	12-31-09	12-31-08	Dollar Change	Percentage Change
Salaries and employee benefits	$2,776,062	$2,642,566	$133,496	5.05%
Occupancy and equipment	817,788	830,851	(13,063)	(1.57)
Professional fees	267,520	323,523	(56,003)	(17.31)
Outside processing	443,849	424,945	18,904	4.45
FDIC Assessment	460,139	120,335	339,804	282.38
Franchise tax	167,500	202,500	(35,000)	(17.28)
Other expenses	702,043	679,467	22,576	3.32

As can be seen by the table, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment costs and then other expenses. MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits, as a whole, increased in 2009 compared to 2008 by $133,496, or 5.05%. Salaries expense increased $67,108, or 3.07%. This increase was attributable to the hiring of three additional positions during 2009 which included a credit analyst, sales coordinator, and investment advisor, offset by the half year vacancy of the chief lending position. Incentive expense increased $32,092 in 2009 over 2008 due to a modest payout in the first half of 2009. Under FAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, (FAS ASC 310) certain costs associated with originating loans are amortized over the life of the loan. These costs begin as credits to salary expense and are amortized into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $64,685 less in 2009 than 2008 causing an overall increase in salary expense. The executive supplemental retirement plan expense (“SERP”) was $98,420 in 2009 compared to $137,895 in 2008. The expense was lower due to an overall decline in the executive’s salary and incentive payout. Employee insurance increased 8.73% in 2009 over 2008 which was $17,324 in expense. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, service maintenance contracts and depreciation expense. This expense had a modest decline of 1.57%, or $13,063, in 2009 compared to 2008. Certain rents and utilities increased but were offset by a decline in depreciation and service maintenance contracts. Professional fees include fees for audit, legal, and other and experienced a decline of $56,003, or 17.31%. Although this expense experienced a decline in the year-to-year comparison, the 2008 expense included additional costs associated with projects requiring legal expertise along with additional audit expense related to The Sarbanes Oxley Act of 2002 (“SOX”). The expense associated with SOX continued in 2009 and is anticipated to increase substantially in 2010 due to the expense that will be associated with the testing of our internal controls by external auditors. Outside processing expense increased $18,904, or 4.45% in 2009 over 2008. This category primarily includes data processing, payroll processing, check clearings, and insurance. Data processing costs increased $14.4 thousand due to increased services implemented in 2009 such as business debit cards, electronic statements and notices, and implementation of loan imaging, deposit imaging and accounts payable imaging. The FDIC assessment was the largest component increase in our expenses at $339,804 over the 2008 expense. This was due to the special assessment along with increased quarterly assessments. Without this increase in expense, MainStreet’s expenses would have only increased $70,910, or 1.36%. Management has tried to compensate for the increase in FDIC premium by curtailing other expense. Franchise tax expense declined $35,000 due to increased deductions associated with our other real estate properties at year end. The other expenses category includes OCC assessments, supplies, advertising and promotion, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. This category increased $22,576 primarily because of an increase in the OCC assessment of $22.3 thousand. This increase is due to additional monitoring of Franklin Bank because of the formal Agreement with the OCC.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2009 and December 31, 2008. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $3,622 and $257,204 for the years ending December 31, 2009 and 2008, respectively. MainStreet was audited by the Internal Revenue Service in the latter part of 2008 and in 2009 for tax years ending December 31, 2005 and 2006. There was no additional assessment pertaining to this audit.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To fulfill pledging collateral requirements.

3)	To help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2009 and December 31, 2008 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for years ending December 31, 2009 and 2008 appear in Part II, Item 8, Note 2 of this report. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for the year ending December 31, 2007 is shown in the table below:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government agencies	$4,007,723	$9,703	$(2,907)	$4,014,519
Mortgage backed securities	15,931,085	58,159	(22,629)	15,966,615
Municipal bonds	2,611,156	10,032	(32,728)	2,588,460

Total securities available-for-sale	$22,549,964	$77,894	$(58,264)	$22,569,594

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 8, Note 2 of this report. The following table shows the maturities of securities available-for-sale as of December 31, 2009 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. government agencies	$—	—%	$—	—%	$—	—%	$1,631,721	5.84%	$1,631,721
Mortgage backed securities	—	—	—	—	453,249	4.50	21,893,369	5.18	22,346,618

Total	$—		$—		$453,249		$23,525,090		$23,978,339

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2009, 2008, 2007, 2006 and 2005 the breakdown of gross loans in the loan portfolio was as follows:

	2009		2008		2007		2006		2005
Commercial	$11,882,830	7.11%	$18,251,922	9.43%	$18,741,417	10.85%	$13,746,302	8.79%	$10,709,073	7.43%
Real Estate:
Construction & land development	34,744,468	20.78	51,200,170	26.47	59,372,175	34.38	62,605,650	40.04	63,619,227	44.13
Residential 1-4 families
1st liens	38,082,662	22.77	34,128,944	17.65	28,782,840	16.67	22,864,596	14.62	22,808,278	15.82
Junior liens	9,011,349	5.39	9,579,042	4.95	6,669,863	3.86	5,887,997	3.77	4,217,541	2.92
Home equity lines	14,974,066	8.96	16,012,671	8.28	14,519,634	8.41	15,812,617	10.12	15,510,381	10.76
Commercial real estate	55,537,593	33.21	61,174,895	31.62	41,236,085	23.88	31,817,589	20.35	24,250,412	16.82
Loans to individuals	2,978,950	1.78	3,087,053	1.60	3,378,381	1.95	3,613,311	2.31	3,062,321	2.12

Gross Loans	167,211,918	100.00%	193,434,697	100.00%	172,700,395	100.00%	156,348,062	100.00%	144,177,233	100.00%
Unearned income & deferred fees	105,524		72,853		82,324		147,565		139,449

Loans, net of unearned income & deferred fees	167,317,442		193,507,550		172,782,719		156,495,627		144,316,682
Less: Allowance for loan losses	(3,277,559)		(3,502,029)		(2,086,592)		(1,942,781)		(1,777,345)

Loans, net	$164,039,883		$190,005,521		$170,696,127		$154,552,846		$142,539,337

As can be seen by the loan portfolio dollars, MainStreet experienced a decline in the size of the loan portfolio at year end 2009 compared to year end 2008 of $26,222,779 or 13.56% in gross loans. The real estate market has materially softened and the credit markets have tightened substantially. These and other factors have resulted in diminished economic activity and lower loan demand particularly in real estate related loans. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for 2009 and 2008 was 88.57% and 112.60%, respectively. Due to the high degree of leverage at year end 2008, we deemed it prudent to decrease the ratio by reducing the loan portfolio thereby increasing liquidity and preserving the institution’s history of safety and soundness during these difficult economic times. As can be seen by the chart above, real estate loans represent 91.11% and 88.97% of gross loans at December 31, 2009 and December 31, 2008, respectively. Franklin Bank has a high concentration of real estate related loans. Accordingly, the Bank has taken steps to reduce certain components of this concentration. The Bank participated loans during the first quarter reducing the commercial real estate portfolio. The construction and land development portfolio also declined while loans secured by residential 1-4 families increased from year end.

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

Our credit policy requires updated appraisals to be obtained on existing loans where collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regard to development projects our policy requires a new appraisal when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months it must be updated and reviewed before additional funding may occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepared criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired and put on nonaccrual are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits are included in the qualitative factors based on loan pools in the loan loss analysis.

We have reviewed and revised numerous components and conditions within our credit policies. During the fourth quarter of 2008 we began discussions surrounding our credit concentrations. During the second quarter of 2009 we prudently adjusted concentration limits to better reflect the current environment. Our concentrations may be over these limits currently, but we will strive to lower them through participations when warranted; through renewals; and the assessment of new credits within areas of high concentrations. During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products. We revised our maximum debt to income ratio to 40% (from 45%) for all retail loans. We terminated the use of interest only payments on retail products except for construction loans and bridge loans. During the first quarter of 2009, the credit policy was modified to reflect that new loans originated must have a maximum loan-to-value of 80% from the then policy of 90%; certain loans have lower limits as follows that have not been modified: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price); and stock (75%). During the second quarter of 2009 we engaged an outside service to perform environmental risk assessments prior to funding. During the second quarter, we added back the interest only feature to unsecured retail lines with a one-year term which are underwritten on strict guidelines. Our home equity line products previously had a maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting.

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

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a portion of our lending is real estate based and dependent on buyers who move into our region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2009. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $33,481,480; loans for construction of buildings with an outstanding balance of $19,975,992; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $11,553,967. At December 31, 2008, there were three areas classified as concentrations of credit which were loans for real estate to commercial borrowers with an outstanding balance of $35,152,304; loans for construction of buildings with an outstanding balance of $25,911,163; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $17,040,449.

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

	December 31, 2009
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$1,096,404	$545,143	$551,261
Speculative lot loans	3,811,440	3,103,670	770,770
Speculative single-family housing construction	4,003,397	4,003,397	—

	December 31, 2008
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$2,849,834	$2,050,692	$799,142
Speculative lot loans	5,764,332	4,565,624	1,198,708
Speculative single-family housing construction	13,195,113	12,659,801	535,312

The following table shows the amount of commercial loans outstanding at December 31, 2009 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial	$5,700,200	$5,313,898	$868,732	$11,882,830
Interest rates are floating or adjustable	4,471,956	666,302	307,793	5,446,051
Interest rates are fixed or predetermined	1,228,244	4,647,596	560,939	6,436,779

The following table shows the amount of real estate construction loans outstanding at December 31, 2009 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate construction	$18,588,029	$11,546,766	$4,609,673	$34,744,468
Interest rates are floating or adjustable	8,136,605	801,382	94,257	9,032,244
Interest rates are fixed or predetermined	10,451,424	10,745,384	4,515,416	25,712,224

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

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status. Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent to the Franklin Bank’s Problem Loan Committee made up of senior management. The accrual status of these loans is reviewed and approved by the Problem Loan Committee. In 2009, we developed a monthly attestation process which requires the account officers to attest to the accrual status and risk rating of all loans in their portfolio. Attestations are presented to and reviewed by the Problem Loan Committee. The criticized loan worksheets are presented to the Problem Loan Committee quarterly. The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers. The criticized loan worksheets have been expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed. An officer has been assigned to manage our problem assets as a full-time position. A credit analyst was hired in December 2008 that performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software has been purchased to assist the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President. We also have periodic outsourced loan review. Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

Nonaccrual loans, also our impaired loans, were $3,890,152, $4,217,698, $147,278, $588,762, and 10,975 at December 31, 2009, 2008, 2007, 2006 and 2005, respectively. This substantial increase in nonaccrual loans represents the negative economic trends in our markets which accelerated throughout 2008 and 2009. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2009, December 31, 2008, 2007, 2006, and 2005 was $334,620, $113,626, $15,421, $21,804, and $739 respectively. Interest income reflected in the 2009, 2008, 2007, 2006, and 2005 income statements related to impaired loans was $203,755, $207,346, $1,126, $26,395 and $1,579, respectively. A specific reserve allowance was maintained against these loans at December 31, 2009 and 2008 in the amount of $26,733 and $499,949, respectively. Loans that were past due more than 90 days at December 31, 2009, 2008, 2007, 2006, and 2005 were $552,944, $464,701, $483,636, $0 and $0, respectively. Our nonperforming loans continued to increase throughout 2009 and we continue to monitor our loans closely and strive to identify issues early in order to address them promptly. Overall, the Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans.

At December 31, 2009, 2008, and 2007, MainStreet has $3,513,485, $1,158,600 and $703,771, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at the lower of cost or fair market value, less selling costs, based on appraised value.

Deposits

Deposits are the largest source of funds used to support asset growth of MainStreet. The ratio of loans, net of unearned deferred costs and fees, to deposits was 88.57% and 112.60% as of December 31, 2009 and 2008, respectively. The ratio of total time deposits, including $100,000 and over, to total deposits was 68.51% and 68.81% at December 31, 2009 and 2008, respectively. Total deposits at December 31, 2009 and 2008 were $188,916,780 and $171,857,866, respectively, an increase of $17,058,914, or 9.93%. The deposit mix was as follows:

	2009		2008
Demand deposits	$17,582,511	9.31%	$16,235,463	9.45%
Interest checking deposits	10,587,096	5.60	7,583,082	4.41
Money market deposits	20,276,840	10.73	19,793,511	11.52
Savings deposits	11,048,157	5.85	9,980,230	5.81
Time deposits $100,000 and over	55,692,523	29.48	50,804,834	29.56
Other time deposits	73,729,653	39.03	67,460,746	39.25

Total	$188,916,780	100.00%	$171,857,866	100.00%

The chart reflects that the largest components of deposits are in time deposits including $100,000 and over. As a percentage of total deposits, the mix has stayed comparably the same from 2008 to year end 2009. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. This affects the availability and ultimately the pricing of deposits. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall yield on interest bearing deposits was 2.47% and 3.78% for 2009 and 2008, respectively, a decline of 131 basis points. This decline is reflective of the overall decline in the Federal Reserve short-term interest rates. However, in the third quarter of 2008 deposit pricing became substantially more competitive as banks were challenged by liquidity issues. This pushed rates paid on deposits higher. This caused Franklin Bank to experience deposit decline during the third quarter of 2008 as we declined to compete for higher priced deposits. This situation seems to have stabilized during 2009. Franklin Bank, however, did attract brokered deposits for the first time during 2009. These deposits were $8.5 million at December 31, 2009 which included deposits through the CDARS program. The average amount and rate of deposits can be found in the Net Interest Income section of this Management’s Discussion and Analysis in the Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are shown in Part II, Item 8, Footnote #7. Demand deposits were only 9.31% and 9.45% of total deposits at year end 2009 and 2008, respectively. An increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Increasing demand deposits is a focus in 2010.

Borrowings

MainStreet has several outlets for borrowings generally to assist with liquidity. At December 31, 2009, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta, overnight federal funds purchased, or corporate cash management accounts.

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at December 31, 2009 and $199,375 at December 31, 2008.

Overnight federal funds purchased were $0 at December 31, 2009 and $1,512,000 at December 31, 2008.

The Corporation had no borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2009, but had $15,000,000 in short-term borrowings at December 31, 2008. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at December 31, 2009.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2009.

The following table presents information on each category of MainStreet’s borrowings.

	December 31, 2009	December 31, 2008	December 31, 2007
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$—	$15,000,000	$—
Weighted average interest rate at period end	—%	.46%	—%
Maximum amount outstanding at any month-end during the period	$10,000,000	$15,000,000	$10,000,000
Average amount outstanding during the period	$3,287,671	$4,904,371	3,753,425
Weighted average interest rate during period	.52%	1.68%	5.52%

Federal funds purchased
Amount outstanding at period end	$—	$1,512,000	$—
Weighted average interest rate at period end	—%	.79%	—%
Maximum amount outstanding at any month-end during the period	$—	$6,299,792	$—
Average amount outstanding during the period	$59,425	$1,041,838	$471
Weighted average interest rate during period	.89%	2.16%	5.10%

Repurchase agreement
Amount outstanding at period end	$13,500,000	$13,500,000	$7,500,000
Weighted average interest rate at period end	3.93%	3.93%	4.22%
Maximum amount outstanding at any month-end during the period	$13,500,000	$13,500,000	$7,500,000
Average amount outstanding during the period	$13,500.000	$13,483,607	$2,157,534
Weighted average interest rate during the period	3.99%	4.00%	4.28%
Corporate Cash Management
Amount outstanding at period end	$—	$199,375	$—
Weighted average interest rate at period end	—%	.60%	—%
Maximum amount outstanding at any month-end during the period	$401,138	$400,000	$—
Average amount outstanding during the period	$161,632	$274,470	$—
Weighted average interest rate during the period	.50%	2.00%	—%

Shareholders’ Equity

Total shareholders’ equity was $21,777,262, $21,367,26, and $21,025,110 at December 31, 2009, 2008 and 2007, respectively. Average shareholders’ equity to average assets was 9.75%, 9.76%, and 10.26% for 2009, 2008, and 2007, respectively. Book value per share was $12.71 and $12.47 at December 31, 2009 and 2008, respectively.

In September 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock. By year end 2008, a total of 78,800 shares had been repurchased with total costs of $1,176,170. Of this 26,000 shares were repurchased in 2008 for a total cost of $383,330. The plan has been terminated. In addition, the Corporation is prohibited from repurchasing any of its own stock by the terms of the MOU with the Federal Reserve. There were 5,500 warrants exercised during 2008 for a total of $49,995. Refer to the Statement of Changes in Shareholders’ Equity for the detail.

Also, in September 2007, MainStreet’s Board of Directors approved a cash dividend of $.05 per share which was MainStreet’s first cash dividend paid. Since that date, MainStreet paid a quarterly dividend until the fourth quarter of 2008. The dividend payout ratio for 2008 was 43.99%. Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve. Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain certain capital ratios. Failure to meet capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. The required level of capital can also be affected by earnings, asset quality and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three-year capital program which, among other things, requires Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were well-capitalized at December 31, 2009 and 2008 in the current economic circumstances, capital resources are a focus for the Corporation. See Note 15 to the financial statements for capital ratios. Should it be necessary or appropriate to obtain additional capital, then current shareholders could suffer dilution.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off-balance sheet obligations are loan commitments that were $21,844,932 and $27,099,979, respectively at December 31, 2009 and 2008. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”). At December 31, 2009 and December 31, 2008, we had available credit from borrowings in the amount of $44,797,545 and $40,877,874, respectively. MainStreet’s ratio of liquid assets to total liabilities at December 31, 2009 and December 31, 2008 was 13.97% and 1.74%, respectively. As can be seen from the ratios, liquidity was stressed at year end 2008 but has greatly improved in 2009 due to strategies implemented. Deposits provide the basic core for liquidity. As discussed earlier, during the third quarter of 2008 banking institutions were challenged with liquidity as a result of the withdrawal of deposits due to concerns over the health of the country’s financial system. Financial institutions utilized high interest rates in the market to maintain and attract depositors. As a result, deposits at Franklin Bank declined during the third quarter. This has stabilized during 2009. In addition to the borrowing facilities, MainStreet in early 2009 developed relationships with several entities allowing for the gathering of brokered deposits. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million dollars in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank has accepted brokered deposits in the amount of $8.5 million as of December 31, 2009 which is less than 5% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At December 31, 2009, this would allow us to gather an additional $19.8 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At December 31, 2009, Franklin Bank had $3.8 million in internet certificates of deposit. Franklin Bank also participated loans during the first quarter of 2009 to aid liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. MainStreet utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, and 300 basis point interest rate environment. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the then current level prime rate of 3.25% at December 31, 2009 in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates
Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	6.25%	9.00%	17.00%
+200 bp	5.25	6.00	10.00
+100 bp	4.25	2.00	4.00
-100 bp	2.25	0.00	-1.00
-200 bp	1.25	0.00	0.00
-300 bp	0.25	-1.00	-2.00

MainStreet is sensitive to change in the interest rate environment particularly due to the large percentage of variable rate loans in our loan portfolio. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has significant exposure to the net interest margin. Management seeks to lower the impact on the net interest margin. To help offset the compression in the net interest margin, MainStreet entered into two reverse repurchase agreements for a total of $13.5 million. These agreements were put in place to add to net interest income. Refer to Footnote 9 for detailed information on the repurchase agreements.

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

The affiliate fee paid to MainStreet helps support MainStreet’s cash requirements since most of the expenses are directly related to the companies it owns. Dividends from Franklin Bank are also a source of cash for MainStreet. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. In addition, as previously noted, the formal Agreement between Franklin Bank and the OCC further restrict the payment of dividends.

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

Recent Accounting Developments

In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become non-authoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

MainStreet adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the consolidated financial statements of MainStreet.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the MainStreet’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. MainStreet did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Corporation’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on MainStreet’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on our consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. MainStreet will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. MainStreet does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. MainStreet does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. MainStreet does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. MainStreet does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. MainStreet does not expect the adoption of ASU 2010-05 to have a material impact on its (consolidated) financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. MainStreet does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. MainStreet does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of MainStreet BankShares, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 19, 2010

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

Cash and due from banks	$2,304,962	$2,767,176
Interest-bearing deposits in other banks	20,185,683	127,853
Federal funds sold	605,000	280,000

Total Cash and Cash Equivalents	23,095,645	3,175,029
Securities available-for-sale	23,978,339	21,588,488
Restricted equity securities, at cost	1,063,800	1,434,900

Loans:
Total Gross Loans	167,211,918	193,434,697
Unearned deferred fees and costs, net	105,524	72,853

Loans, net of unearned deferred fees and costs	167,317,442	193,507,550
Less: Allowance for loan losses	(3,277,559)	(3,502,029)

Net Loans	164,039,883	190,005,521
Bank premises and equipment, net	1,960,706	2,141,949
Accrued interest receivable	814,931	855,054
Other real estate owned	3,513,485	1,158,600
Other assets	3,905,131	1,521,333
Bank owned life insurance	2,831,493	2,720,450

Total Assets	$225,203,413	$224,601,324

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$17,582,511	$16,235,463
Interest bearing deposits	171,334,269	155,622,403

Total Deposits	188,916,780	171,857,866

Repurchase agreements	13,500,000	13,500,000
Short-term borrowings	—	16,711,375
Accrued interest payable and other liabilities	1,009,371	1,164,818

Total Liabilities	203,426,151	203,234,059

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares in 2009 and 2008, respectively	17,843,650	17,799,014
Retained earnings	3,341,057	3,269,480
Accumulated other comprehensive income	592,555	298,771

Total Shareholders’ Equity	21,777,262	21,367,265

Total Liabilities and Shareholders’ Equity	$225,203,413	$224,601,324

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest Income:
Interest and fees on loans	$10,582,260	$12,426,655
Interest on interest-bearing deposits	19,596	6,325
Interest on federal funds sold	8,037	55,843
Interest on securities available-for-sale	1,127,812	1,260,783
Dividends on restricted equity securities	27,479	39,518

Total Interest Income	11,765,184	13,789,124

Interest Expense:
Interest on time deposits $100,000 and over	1,749,608	2,283,924
Interest on other deposits	2,420,617	3,781,446
Interest on repurchase agreements	538,071	538,950
Interest on short-term borrowings	18,319	110,356

Total Interest Expense	4,726,615	6,714,676

Net Interest Income	7,038,569	7,074,448
Provision for loan losses	1,766,300	1,964,300

Net Interest Income After Provision for Loan Losses	5,272,269	5,110,148

Noninterest Income:
Service charges on deposit accounts	304,543	328,493
Mortgage brokerage income	189,380	229,631
Servicing fee income	—	150,619
Income on bank owned life insurance	111,043	123,553
Gain on sale of securities available for sale	—	46,340
Loss and impairment of other real estate owned and repossessions	(410,121)	(179,944)
Other fee income and miscellaneous income	242,986	258,815

Total Noninterest Income	437,831	957,507

Noninterest Expense:
Salaries and employee benefits	2,776,062	2,642,566
Occupancy and equipment expense	817,788	830,851
Professional fees	267,520	323,523
Outside processing	443,849	424,945
FDIC Assessment	460,139	120,335
Franchise tax	167,500	202,500
Other expenses	702,043	679,467

Total Noninterest Expense	5,634,901	5,224,187

Net Income Before Tax	$75,199	$843,468
Income Tax Expense	3,622	257,204

Net Income	$71,577	$586,264

Net Income Per Share Basic	$.04	$.34

Net Income Per Share Diluted	$.04	$.33

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number Of Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2007	1,733,875	$18,071,032	$2,941,122	$12,956	$21,025,110

Comprehensive Income:

Net Income	—	—	586,264	—	586,264

Net unrealized holding gains during the period	—	—	—	479,393	479,393

Less reclassification adjustments for gains included in net income, net of income tax expense of $15,756	—	—	—	(30,584)	(30,584)

Deferred income tax expense	—	—	—	(162,994)	(162,994)

Total Comprehensive Income	—	—	586,264	285,815	872,079

Warrant exercise including tax benefit of $15,727	5,500	65,722	—	—	65,722

Cash dividends declared	—	—	(257,906)	—	(257,906)

Repurchase of common stock	(26,000)	(383,330)	—	—	(383,330)

Stock-based compensation costs	—	45,590	—	—	45,590

Balance at December 31, 2008	1,713,375	$17,799,014	$3,269,480	$298,771	$21,367,265

Comprehensive Income:

Net Income	—	—	71,577	—	71,577

Net unrealized holding gains during the period	—	—	—	406,855	406,855

Deferred income tax expense	—	—	—	(138,331)	(138,331)

Change in actuarial loss on SERP	—	—	—	38,272	38,272

Deferred income tax expense	—	—	—	(13,012)	(13,012)

Total Comprehensive Income	—	—	71,577	293,784	365,361

Stock-based compensation costs	—	44,636	—	—	44,636

Balance at December 31, 2009	1,713,375	$17,843,650	$3,341,057	$592,555	$21,777,262

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash Flows From Operating Activities:
Net income from operations	$71,577	$586,264
Provision for loan losses	1,766,300	1,964,300
Depreciation and amortization	252,898	280,888
Amortization of discounts and premiums, net	5,707	(12,980)
Gain on sale of securities	—	(46,340)
Loss and impairment on other real estate owned and repossessions	410,121	179,944
Stock option expense	44,636	45,590
Deferred tax expense (benefit)	105,072	(528,272)
Decrease in accrued interest receivable	40,123	118,826
Increase in other assets	(2,778,426)	(1,526,963)
Increase in value of BOLI	(111,043)	(123,553)
Decrease in accrued interest payable and other liabilities	(117,175)	(288,463)
Tax benefit of warrant exercise	—	15,727

Net cash provided by (used in) operating activities	(310,210)	664,968

Cash Flows From Investing Activities:
Purchases of furniture, fixtures, and equipment	(71,655)	(34,108)
Purchases of securities available-for-sale	(12,691,141)	(13,181,238)
Purchases of restricted equity securities	(78,900)	(693,600)
Calls/maturities/repayments of securities available-for-sale	10,702,438	9,628,023
Proceeds from sale of securities	—	5,026,694
Proceeds from sale of other real estate owned and repossessions	2,564,428	678,494
Redemption of restricted equity securities	450,000	—
Loan originations and principal collections, net	19,008,117	(21,273,694)

Net cash provided by (used in) investing activities	19,883,287	(19,849,429)

Cash Flows From Financing Activities:
Increase (decrease) non-interest bearing deposits	1,347,048	(2,195,294)
Increase (decrease) interest bearing deposits	15,711,866	(1,663,637)
Proceeds from repurchase agreement	—	6,000,000
Proceeds from short-term borrowings	—	16,711,375
Repayment of short-term borrowings	(16,711,375)	—
Proceeds from issuance of common stock	—	49,995
Repurchase of common stock	—	(383,330)
Dividends paid	—	(344,600)

Net cash provided by financing activities	347,539	18,174,509

Net increase (decrease) in cash and cash equivalents	19,920,616	(1,009,952)
Cash and cash equivalents at beginning of year	$3,175,029	$4,184,981

Cash and cash equivalents at end of year	$23,095,645	$3,175,029

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,913,195	$6,873,827

Cash paid during the period for taxes	$433,000	$997,122

Unrealized gain on investment securities	$406,855	$433,053

Transfer of loans to other real estate and other assets	$5,191,221	$1,279,731

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Accounting Policies

(a) General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated as a Virginia corporation effective January 14, 1999. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. The shares purchased from the private placement offering were also subsequently registered. The Corporation was primarily organized to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A., (“Smith River Bank”) which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc., for the sole purpose of owning the real estate of the Corporation.

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

(d) Securities

BankShares classifies securities at purchase date under the specific identification method. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities. The cost of securities sold is determined on the specific identification method.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in fair value.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

(g) Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) losses be accrued when they are probable of occurring and are capable of estimation and (ii) losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by homogeneous loan pools. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. This allowance, then, is designated as a specific reserve. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Past due status is determined based on contractual terms.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(h) Other Real Estate

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of cost or the fair market value less selling costs, based on appraised value at time of foreclosure. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expense. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions. Other real estate owned was $3,513,485 and $1,158,600 at December 31, 2009 and 2008, respectively, and is included in other assets on the Corporation’s balance sheet.

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

(j) Stock Options and Warrants

MainStreet recognized compensation cost relating to share-based payment transactions in accordance with generally accepted accounting principles. That cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for the award based on the grant-date fair value of the award and recognized the cost over the period the employee is required to provide services for the award. MainStreet recorded compensation cost in the amount of $44,636 and $45,590 for the years ended December 31, 2009 and December 31, 2008, respectively. Additional disclosures required are included in Note 14 to the consolidated financial statements herein.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(l) Net Income Per Share

ASC 260 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 11 for detailed information on net income per share for the years ending December 31, 2009 and 2008, respectively. Please refer to Note 14 for detailed information on stock options and warrants for the years ending December 31, 2009 and 2008, respectively.

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

(n) Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(o) Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $73,125 and $100,676 for 2009 and 2008, respectively.

(p) Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

(q) Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management periodically obtains independent appraisals for significant collateral.

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

December 31, 2009 and 2008

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

(r) Subsequent Events

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2009 and 2008 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government sponsored agencies	$1,647,191	$7,377	$(22,847)	$1,631,721
Mortgage backed securities	21,471,609	905,079	(30,070)	22,346,618

Total securities available-for-sale	$23,118,800	$912,456	$(52,917)	$23,978,339

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$2,397,461	$34,497	$—	$2,431,958
Mortgage backed securities	18,738,344	418,186	—	19,156,530

Total securities available-for-sale	$21,135,805	$452,683	$—	$21,588,488

All of our mortgage backed securities are either guaranteed by U. S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available-for-sale at December 31, 2009, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$—	$—
Due after one year but within five years	—	—
Due after five years but within ten years	433,677	453,249
Due after ten years	22,685,123	23,525,090

	$23,118,800	$23,978,339

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

There were no gains or losses recorded on sales and calls of securities available for sale at December 31, 2009. There were gross gains of $71,254 and gross losses of $24,914 realized on sales and calls of securities available for sale at December 31, 2008.

Securities available-for-sale with carrying values approximating $18,141,506 and $18,618,505 at December 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

At December 31, 2008, MainStreet had no securities in an unrealized loss position. Following demonstrates the unrealized loss position of securities available for sale at December 31, 2009.

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$548,273	$(22,847)	$—	$—	$548,273	$(22,847)
Mortgage backed securities	2,464,848	(30,070)	—	—	2,464,848	(30,070)

Total temporarily impaired securities	$3,013,121	$(52,917)	$—	$—	$3,013,121	$(52,917)

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 and $390,100 at December 31, 2009 and December 31, 2008, respectively. Federal Home Loan Bank (“FHLB”) stock makes up the remainder of the balance in restricted equity securities and totaled $628,700 and $1,044,800 at December 31, 2009 and 2008, respectively. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2008 and portions of 2009, the Corporation does not consider this investment to be other than temporarily impaired at December 31, 2009 and no impairment has been recognized.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at December 31, 2009 and 2008 are as follows:

	2009	2008
Commercial	$11,882,830	$18,251,922
Real Estate:
Construction and land development	34,744,468	51,200,170
Residential 1-4 families
First liens	38,082,662	34,128,944
Junior liens	9,011,349	9,579,042
Home Equity lines	14,974,066	16,012,671
Commercial real estate	55,537,593	61,174,895
Consumer	2,978,950	3,087,053

Total Gross Loans	$167,211,918	$193,434,697

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Overdrafts reclassified to loans at December 31, 2009 and 2008 were $56,527 and $48,973, respectively.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance at beginning of year	$3,502,029	$2,086,592
Provision for loan losses	1,766,300	1,964,300
Losses charged to allowance	(2,133,966)	(554,484)
Recoveries credited to allowance	143,196	5,621

Balance at end of year	$3,277,559	$3,502,029

Net charge-offs of $1,990,770 and $548,863 for 2009 and 2008, respectively, equated to 1.09% and .30%, respectively, of average loans outstanding, net of unearned deferred fees and costs. The loan loss reserve at December 31, 2009 and 2008 represented 1.96% and 1.81%, respectively, of loans, net of unearned deferred fees and costs.

	For the Periods Ended
	December 31, 2009	December 31, 2008
Nonaccrual loans and leases	$3,890,152	$4,217,698
Loans 90 days or more past due and still accruing	552,944	464,701

Total nonperforming loans	4,443,096	4,682,399
Foreclosed real estate	3,513,485	1,158,600
Other foreclosed property	—	—

Total foreclosed property	3,513,485	1,158,600

Total nonperforming assets	$7,956,581	$5,840,999

Impaired loans were $3,890,152 and $4,217,698 at December 31, 2009 and December 31, 2008, respectively, of which all were on nonaccrual. The average balance during 2009 and 2008 for impaired loans was approximately $6,576,249 and $1,766,634, respectively.

Of the $3,890,152 of impaired loans at December 31, 2009, $42,661 had specific reserves of $26,733 included in the allowance for loan losses and $1,221,080 had portions of the loan charged off. Of the $4,217,698 of impaired loans at December 31, 2008, $3,859,393 had specific reserves of $499,949 included in the allowance for loan losses. Following is a breakdown of the interest for nonaccrual loans for periods ending December 31, 2009 and 2008, respectively.

	December 2009	December 2008
Interest that would have been earned	$538,375	$320,972
Interest reflected in income	203,755	207,346

Lost interest	$334,620	$113,626

At December 31, 2009 and 2008, MainStreet had $304,703 and $254,799, respectively, in loans under the terms of troubled debt restructurings not included in nonaccrual loans. These loans did not have any additional commitments at December 31, 2009 and 2008, respectively. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at December 31, 2009 and 2008, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 5 – Related Person Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2009 and 2008 for all such loans are summarized below:

	2009	2008
Balance at beginning of year	$11,587,550	$11,003,322
Additions	10,199,404	21,402,828
Payments	(11,002,565)	(20,818,600)

Balance at end of year	$10,784,389	$11,587,550

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments to related persons were $3,430,471 and $3,928,980 at December 31, 2009 and 2008, respectively.

Note 6 – Bank premises and Equipment

Bank premises and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008
Buildings and land	$1,306,410	$1,306,410
Furniture and equipment	1,256,233	1,219,875
Computer software	217,277	187,630
Leasehold improvements	418,468	412,818
Automobiles	20,284	20,284

	3,218,672	3,147,017
Accumulated depreciation and amortization	(1,257,966)	(1,005,068)

Bank premises and equipment, net	$1,960,706	$2,141,949

Depreciation expense was $252,898 and $280,888 for 2009 and 2008, respectively.

Note 7 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2009 and 2008 are as follows:

	2009
	Time Deposits $100,000 and Over	Other Time Deposits

2010	$37,510,471	$49,639,283
2011	10,382,015	16,040,939
2012	535,193	564,895
2013	1,980,695	2,959,007
2014	5,284,149	4,525,529

Total	$55,692,523	$73,729,653

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

	2008
	Time Deposits $100,000 and Over	Other Time Deposits
2009	$43,897,734	$58,951,415
2010	3,919,540	3,282,839
2011	1,103,508	1,327,589
2012	398,795	261,608
2013	1,485,257	3,637,295

Total	$50,804,834	$67,460,746

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2009 and 2008 were $7,964,421 and $8,271,475, respectively.

Note 8 – Short-term Borrowings

The Corporation borrowed short-term $15,000,000 from Federal Home Loan Bank of Atlanta (“FHLB”) during 2008 at the daily rate credit, all of which was outstanding at December 31, 2008. The interest rate in effect at December 31, 2008 was .46%. FHLB borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at December 31, 2009.

Federal funds purchased were $0 at December 31, 2009 and $1,512,000 at December 31, 2008.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts were $0 at December 31, 2009 and $199,375 at December 31, 2008.

Note 9 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CGMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at December 31, 2009.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2009.

Note 10 – Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Corporation is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2006. MainStreet was audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006 during 2009. There was no additional assessment pertaining to this audit.

The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2009 and 2008. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2009	2008
Current expense	$(101,450)	$785,476
Deferred tax expense (benefit)	105,072	(528,272)

Income Tax Expense	$3,622	$257,204

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2009	2008
Computed at the expected federal statutory rate	$25,568	$286,779
Nondeductible meals & entertainment	669	1,629
Tax-exempt municipal interest	—	(5,583)
Bank owned life insurance	(37,754)	(42,008)
Incentive stock option expense	15,139	15,462
Interest disallowance	—	876
Other	—	49

Income Tax Expense	$3,622	$257,204

The components of deferred tax assets and liabilities are as follows:

	2009	2008
Allowance for loan losses	$923,846	$1,100,046
SERP accrual	112,988	79,525
Other	28,999	16,612
Unrealized losses on other real estate	81,705	41,566

Deferred tax assets	1,147,538	1,237,749

Prepaid service contracts and insurance	36,046	24,940
Depreciation and amortization	113,615	117,635
Unrealized gain on securities available-for-sale	292,243	153,912
Other	30,097	9,310

Deferred tax liabilities	472,001	305,797

Net deferred tax assets	$675,537	$931,952

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 11 – Net Income Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount

Earnings per share, basic	1,713,375	$.04	1,722,090	$.34

Effect of dilutive securities:
Stock options and warrants	—		33,858

Earnings per share, diluted	1,713,375	$.04	1,755,948	$.33

In 2009 and 2008, stock options representing 217,188 shares and 27,523 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 12 – Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. BankShares has a 401-K plan which provides for contributions by employees. BankShares began a matching contribution in the second quarter of 2005. Total 401-K match expense was $67,655 and $74,080 for the years ended December 31, 2009 and 2008, respectively.

In addition, MainStreet has supplemental retirement benefits provided to its executive officers under a supplemental executive retirement plan (“SERP”) executed in 2007. Although technically unfunded, a Rabbi Trust and insurance policies on the lives of the covered executives are available to finance future benefits. The Bank is the owner and beneficiary of these policies. The expense for 2009 and 2008 was $98,420 and $137,895, respectively. Total expected expense for 2010 is $123,480. The following were significant actuarial assumptions used to determine benefit obligations:

	December 31, 2009	December 31, 2008
Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.25%
Assumed rate of annual compensation increases	4.50	4.50

	December 31, 2009	December 31, 2008
Changes in Projected Benefit Obligation
Projected benefit obligation January 1,	$233,898	$96,003
Service cost	86,942	131,617
Interest cost	11,478	6,278
Actuarial (gain) loss	(38,272)	—
Benefits paid	—	—

Projected benefit obligation, December 31	$294,046	$233,898

The SERP liability is included in other liabilities on the Corporation’s consolidated balance sheet.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial gains	$38,272	$—
Deferred income tax expense	(13,012)	—

	$25,260	$—

Components of Net Periodic Benefit Cost
Service cost	$87,343	$131,617
Interest cost	11,478	6,278
Actuarial gains	(401)	—

Net Periodic Benefit Cost	$98,420	$137,895

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Actuarial gains	$25,260	$—

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$123,680	$137,895

Benefit payments reflecting the appropriate expected future service are expected to begin in 2023.

Note 13 – Leases and Commitments

The Corporation has a lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office and operations area lease, which commenced on May 1, 2004, is for 3,000 square feet of space located in the Patrick Henry Shopping Mall at Suite 30, 730 East Church Street in Martinsville, Virginia. The lease will expire April 30, 2010.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A banking office, Westlake Branch, of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Franklin Bank’s 220 North banking office is located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Management deems these leases to be made at comparable market values.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $306,000 and $277,000 for the years ended December 31, 2009 and 2008, respectively. Future rental payments under non-cancelable operating leases approximate $332,000, $340,000, $319,000, $307,000 and $304,000 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively. The total aggregate of lease payments after 2014 total approximately $1,141,000.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors on January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of December 31, 2009, there were 136,527 options granted under this Plan of which 822 options have been exercised and 7,433 stock options forfeited.

The Corporation has reserved 217,188 shares of authorized but unissued shares of common stock related to these option and warrant agreements as of December 31, 2009.

There were no stock option grants during 2009 or 2008. The Black-Scholes option-pricing model was utilized for grants prior to 2008 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield.

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

MainStreet recorded $44,636 and $45,590 in stock-based compensation during the years ended December 31, 2009 and 2008, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

MainStreet did not have anyone exercise warrants or stock options during the year ended December 31, 2009. MainStreet received $49,995 in cash from the exercise of warrants and stock options during the year ended December 31, 2008. MainStreet received a tax benefit in the amount of $15,727 with the filing of its 2008 corporate income tax return.

Following is a status and summary of changes of stock options and warrants during the year ended December 31, 2009:

	2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	223,824	$11.43
Granted	—	—
Exercised	—	—
Forfeited	(6,636)	13.04

Outstanding at year-end	217,188	$11,38	4.56	$—

Exercisable at year-end	212,768	$11.30	4.48	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of the Corporation’s stock. The total intrinsic value of stock options and warrants exercised during the years ended December 31, 2009 and 2008 was $0 and $46,255, respectively.

As of December 31, 2009 and 2008, there was $23,240 and $67,876 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 3.0 years.

As of December 31, 2009, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$9.09	55,916.60
9.55	33,000	3.50
12.09	85,147	5.90
12.09	17,299	6.00
15.00	8,840	7.95
16.75	12,566	7.00

$9.09 - $16.75	212,768

Note 15 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. As of December 31, 2009 the aggregate amount of unrestricted funds which could be transferred from the Corporation’s bank subsidiary to the Parent Corporation for payment of dividends to shareholders without prior regulatory approval, totaled $1,791,725 or .80% of the total consolidated assets. On April 16, 2009, Franklin Bank entered into a formal agreement with the Office of the Comptroller of the Currency that restricts dividend payments to the holding company.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank. Franklin Bank must currently maintain a reserve balance of $250,000 with its correspondent bank.

BankShares and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2009 and 2008. On June 17, 2009, MainStreet entered into an agreement with the Federal Reserve Bank of Richmond which among other things restricted dividend payments.

Actual capital amounts and ratios for MainStreet at December 31, 2009 and 2008 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$23,248,327	14.19%	$13,110,000	8.00%	$16,388,000	10.00%

Tier I capital (to risk weighted assets)	21,184,707	12.93	6,555,000	4.00	9,833,000	6.00

Tier I capital (to average assets)	21,184,707	9.33	9,082,000	4.00	11,352,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$23,467,758	12.30%	$15,267,000	8.00%	$19,084,000	10.00%

Tier I capital (to risk weighted assets)	21,068,494	11.04	7,634,000	4.00	11,450,000	6.00

Tier I capital (to average assets)	21,068,494	9.32	9,038,000	4.00	11,298,000	5.00

Actual capital amounts and ratios for Franklin Bank at December 31, 2009 and 2008 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$22,319,848	13.65%	$13,077,000	8.00%	$16,346,000	10.00%

Tier I capital (to risk weighted assets)	20,261,304	12.39	6,539,000	4.00	9,808,000	6.00

Tier I capital (to average assets)	20,261,304	8.94	9,066,000	4.00	11,332,000	5.00

	Actual		For Capital Adequacy		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$22,583,855	11.86%	$15,238,000	8.00%	$19,048,000	10.00%

Tier I capital (to risk weighted assets)	20,189,003	10.60	7,619,000	4.00	11,429,000	6.00

Tier I capital (to average assets)	20,189,003	8.95	9,024,000	4.00	11,280,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 16 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$115,926	$137,520
Interest-bearing deposits in other banks	475,418	469,950
Furniture, fixtures and equipment, net	88,495	96,766
Other assets	34,515	24,834
Investment in subsidiaries	21,128,015	20,719,640

Total Assets	$21,842,369	$21,448,710

Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$65,107	$81,445

Shareholders’ Equity

Common shareholders’ equity	21,777,262	21,367,265

Total Liabilities and Shareholders’ Equity	$21,842,369	$21,448,710

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2009	Year Ended December 31, 2008
Income
Equity in undistributed income of subsidiaries	$114,591	$94,865
Dividends from subsidiaries	—	595,601
Interest income	5,468	44,223
Other income	292	18,253
Servicing fee income	—	150,619
Affiliate fee income	1,236,391	1,024,569

Total Income	1,356,742	1,928,130
Expenses
Salaries and employee benefits	793,519	723,280
Occupancy and equipment expense	102,873	124,302
Professional fees	198,341	291,141
Outside processing	84,918	82,202
Other expenses	104,703	151,179

Total Expenses	1,284,354	1,372,104

Net Income Before Tax	72,388	556,026
Income Tax Expense (Benefit)	811	(30,238)

Net Income	$71,577	$586,264

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash Flows From Operating Activities:
Net income	$71,577	$586,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,774	45,583
Stock option expense	44,636	45,590
Equity in undistributed income of subsidiaries	(114,591)	(94,865)
Increase in other assets	(9,681)	(3,758)
Decrease in other liabilities	(16,338)	(80,572)
Tax benefit from warrant exercise	—	15,727

Net Cash Provided by Operating Activities	16,377	513,969

Cash Flows From Investing Activities:
(Increase) decrease in interest-bearing deposits	(5,468)	1,277,847
Purchases of furniture and equipment	(32,503)	(24,174)
Capital contributed to subsidiary	—	(1,515,000)

Net Cash Used in Investing Activities	(37,971)	(261,327)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	49,995
Repurchase of common stock	—	(383,330)
Dividends paid	—	(344,600)

Net Cash Used in Financing Activities	—	(677,935)

Net Decrease in Cash	(21,594)	(425,293)
Cash at Beginning of Year	137,520	562,813

Cash at End of Year	$115,926	$137,520

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2009 and 2008, outstanding commitments to extend credit including letters of credit were $21,844,932 and $27,099,979 respectively.

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

Note 18 – Concentrations of Credit Risk

For the most part, MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including pre-built housing, real estate development, agricultural, and resort and leisure services. In

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a portion of our lending is real estate based and dependent on buyers who move into our region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at December 31, 2009. The areas of concentrations of credits are in loans for real estate including construction with an outstanding balance of $33,481,480; loans for construction of buildings with an outstanding balance of $19,975,992; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $11,553,967. There were also three areas of concentrations at December 31, 2008. The areas of concentrations of credits were in loans for real estate including construction with an outstanding balance of $35,152,304; loans for construction of buildings with an outstanding balance of $25,911,163; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $17,040,449. The residential 1-4 family loan portfolio consists of first liens and junior liens on residential properties. The consumer loan portfolio consists primarily of loans to individuals for home improvements, personal property, automobiles, and other consumer purposes. The Bank monitors these concentrations of credit closely, especially since we are in a softening real estate market.

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	December 31, 2009
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$1,096,404	$545,143	$551,261
Speculative lot loans	3,811,440	3,103,670	707,770
Speculative single-family housing construction	4,003,397	4,003,397	—

	December 31, 2008
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$2,849,834	$2,050,692	$799,142
Speculative lot loans	5,764,332	4,565,624	1,198,708
Speculative single-family housing construction	13,195,113	12,659,801	535,312

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

Note 19 – Fair Value Measurements

Generally accepted accounting principles specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect MainStreet’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

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

December 31, 2009 and 2008

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$23,978,339	$—	$23,978,339	$—

Total assets at fair value	$23,978,339	$—	$23,978,339	$—

Total liabilities at fair value	$—	$—	$—	$—

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$21,588,488	$—	$21,588,488	$—

Total assets at fair value	$21,588,488	$—	$21,588,488	$—

Total liabilities at fair value	$—	$—	$—	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,237,008	$—	$1,237,008	$—
Other Real Estate Owned	3,513,485	$—	2,123,236	1,390,249

Total assets at fair value	$4,750,493	$—	$3,360,244	$1,390,249

Total liabilities at fair value	$—	$—	$—	$—

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

		Carrying value at December 31, 2008
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,859,393	$—	$3,859,393	$—
Other Real Estate Owned	$1,158,600	$—	$940,000	$218,600

Total assets at fair value	$5,017,993	$—	$4,799,393	$218,600

Total liabilities at fair value	$—	$—	$—	$—

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The estimated fair values of financial instruments at December 31, 2009 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,304,962	$2,304,962
Interest-bearing deposits in other banks	20,185,683	20,185,683
Federal funds sold	605,000	605,000
Securities available-for-sale	23,978,339	23,978,339
Restricted equity securities	1,063,800	1,063,800
Loans, net	164,039,883	164,231,412
Accrued interest receivable	814,931	814,931

Total Financial Assets	$212,992,598	$213,184,127

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$17,582,511	$17,582,511
Interest bearing deposits	171,334,269	171,050,285
Repurchase agreements	13,500,000	14,364,300
Accrued interest payable	421,531	421,531

Total Financial Liabilities	$202,838,311	$203,418,627

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

Note 20 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation or similar adverse legal or regulatory matters

Note 21 – Regulatory

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement requires Franklin Bank to perform certain actions within designated time frames. Franklin Bank must be in compliance with all of the Articles of the Agreement during the course of the Agreement. The Agreement is

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

intended to demonstrate Franklin Bank’s commitment to review/enhance certain aspects of various policies. The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity. Franklin Bank expects to achieve full compliance and has submitted the responses required in the respective time frames.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. Management believes the holding company is appropriately using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2009 and 2008

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

December 31, 2009 and 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class C Directors expires in 2010, the term of the Class A Directors expires in 2011, and the term of the Class B Directors expires in 2012. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held

Class C Directors – Terms Expires 2010

William L. Cooper, III (56)	Director since February 2007

John M. Deekens (62)	Director since July 2001

Danny M. Perdue (64)	Director since December 2002

Class A Directors – Term Expires 2011

Larry A. Heaton (52)	Director since October 2002
President/CEO of MainStreet BankShares, Inc. since May 2006. President/CEO/Chairman of Franklin Bank since October 2002.

Michael A. Turner (56)	Director since December 2002

Class B Directors – Term Expires 2012

Joseph F. Clark (47)	Director since July 2001

Charles L. Dalton (46)	Director since July 2001

Joel R. Shepherd (46)	Director since December 2002

Joseph F. Clark is President of Clark Brothers Company, Inc., in Stuart, Virginia, of which he is a partial owner. Mr. Clark is also a member and partial owner of CBC, LLC, a management business. He is a member and partial owner of Highland Park, LLC and Fairview Group, LLC. He is a member and owner of Laurel Creek, LLC and a member and manager of Fulton Farms, LLC. He is a member of the Stuart Rotary Club and the Stuart United Methodist Church.

William L. Cooper, III is partial owner and President of Cooper Classics, Inc. He is CEO and partial owner of CWP, Inc. He is a managing partner of Grassy Hill Investment. Mr. Cooper is a trustee of North Cross School and is Vice President of the Rocky Mount Historic Foundation. He is also a past director of the BB&T Corporate Virginia State Board. He is a member of the finance committee of Rocky Mount Methodist Church.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2009 and 2008

C. Laine Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency, Inc. in Stuart, Virginia. He has been a past member of the Stuart Rotary Club. He is a member of the Patrick County Chamber of Commerce where he has been a past President. He is a member of the Professional Insurance Agents of Virginia and is active in the Patrick County Dixie Youth Baseball.

J. Mac Deekens has been General Manager for Stuart Forest Products in Stuart, Virginia for the past six years. Prior to that, he was the Quality Control Manager for Hooker Furniture Corporation in Martinsville, Virginia. He is a past member of the Stuart Rotary Club where he held various offices. He served as Mayor of Stuart for eight years and was a member of the Town council for an additional four years. He currently serves as chairman of the finance committee of the church he attends and is a member.

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

Danny M. Perdue is currently the owner of the Franklin Shopping Center. He is a partial owner and President of Redwood Minute Markets, Inc. He is a partial owner of First Minute Markets, LLC, FFH Operations, Inc. and FFH Investors, LLC. He is also an owner of Redwood Petroleum Products, Ferrum Petroleum Products, Franklin Petroleum Products, 604 Petroleum Products and Penhook Petroleum Products. He is Vice President of Perdue Properties, Inc. Mr. Perdue is also a director of Franklin Community Bank, N.A. He is currently active in the Rocky Mount Rotary Club and is on the Board of Trustees of Ferrum College. He is a past member and President of the Rocky Mount Chamber of Commerce and the United Way in Franklin County. He was a founding member of the Burnt Chimney Volunteer Fire Department.

Joel R. Shepherd is a partial owner and President of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., and 220 Self Storage, Inc. He is also a partial owner of Shepherd Properties, LLC, Orient Bay, LLC, Wirtz Properties, LLC, Lake Marina, LLC, Kyle Avenue, LLC, FFH Operations, Inc., FFH Investors, LLC and the Franklin LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A. He is also active in the United Way of Franklin County.

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

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer

Brenda H. Smith (50)	Executive Vice President	8/99
Chief Financial Officer
Corporate Secretary

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2009 and 2008

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

Other information required by Item 10 of Form 10-K appears on pages 9 through 11 of the Corporation’s 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears on pages 11 through 14 of the Corporation’s 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears on pages 7 through 9 of the Corporation’s 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated have banking relationships with Franklin Bank. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. None of such loans are classified as nonaccrual, past due, restructured or potential problem. Information related to loans to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 8, Note 5of this document. Deposit information related to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 8, Note 7 of this document.

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia, its Westlake office and its 220 North office. The owners of the buildings are directors of Franklin Bank. The leases were made on market terms for those comparable at the time of the transaction.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2009 and 2008

The information required by Item 13 of Form 10-K concerning director independence appears on page 14 of the Corporations’ 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K appears in the Corporation’s 2010 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December  31, 2009 and 2008.

Consolidated Statements of Income for the Years Ended December  31, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December  31, 2009 and 2008.

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

NAME	TITLE	DATE

/s/ Larry A. Heaton	President and Chief Executive Officer, Director, President/CEO of Franklin Community Bank, N.A.	03/19/10
Larry A. Heaton		Date

/s/ Brenda H. Smith	Executive Vice President Chief Financial Officer Corporate Secretary	03/19/10
Brenda H. Smith		Date

/s/ Joseph F. Clark	Director	03/19/10
Joseph F. Clark		Date

/s/ William L. Cooper, III	Director	03/19/10
William L. Cooper, III		Date

/s/ Charles L. Dalton	Director	03/19/10
Charles L. Dalton		Date

/s/ John M. Deekens	Director	03/19/10
John M. Deekens		Date

/s/ Danny M. Perdue	Director	03/19/10
Danny M. Perdue		Date

/s/ Joel R. Shepherd	Chairman of the Board	03/19/10
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	03/19/10
Michael A. Turner		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009; filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.
4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.3*	Form of Shares Subscription Agreement.
4.3.1***	Form of Shares Subscription Agreement.
4.4*	Form of Units Subscription Agreement.
4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.
10.2#

Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9

Formal agreement by and between The Comptroller of the Currency and Franklin Community

Bank, National Association dated April 16, 2009 incorporated by reference to the

Corporation’s Form 8-K filed April 20, 2009.

14	Code of Ethics filed March 13, 2006 on Form 10-K and herein incorporated by reference.
21	Subsidiaries of the Registrant.
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-K filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).