Form 10-Q
period 2010-03-31
MAINSTREET BANKSHARES INC
filed 2010-05-12
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of May 10, 2010

MAINSTREET BANKSHARES, INC.

Form 10-Q

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited).

2.	Consolidated Statements of Income for the three months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited).

3.	Consolidated Statements of Cash Flows for the three months ended March, 31, 2010 (unaudited) and March 31, 2009 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) March 31, 2010	(Audited) December 31, 2009

ASSETS

Cash and due from banks	$2,104,193	$2,304,962
Interest-bearing deposits in banks	25,379,112	20,185,683
Federal funds sold	195,000	605,000

Total Cash and Cash Equivalents	27,678,305	23,095,645
Securities available for sale, at fair value	20,140,198	23,978,339
Restricted equity securities	1,063,800	1,063,800

Loans:
Total Gross Loans	162,768,469	167,211,918
Unearned deferred fees and costs, net	113,950	105,524

Loans, net of unearned deferred fees and costs	162,882,419	167,317,442
Less: Allowance for loan losses	(3,305,677)	(3,277,559)

Net Loans	159,576,742	164,039,883
Bank premises and equipment, net	1,916,202	1,960,706
Accrued interest receivable	744,433	814,931
Bank owned life insurance	2,858,213	2,831,493
Other real estate owned, net of valuation allowance	4,897,204	3,513,485
Other assets	3,290,469	3,905,131

TOTAL ASSETS	$222,165,566	$225,203,413

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$17,721,024	$17,582,511
Interest bearing deposits	167,996,199	171,334,269

Total Deposits	185,717,223	188,916,780

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,159,707	1,009,371

Total Liabilities	200,376,930	203,426,151

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at March 31, 2010 and December 31, 2009, respectively	17,849,460	17,843,650
Retained earnings	3,600,586	3,341,057
Accumulated other comprehensive income	338,590	592,555

Total Shareholders’ Equity	21,788,636	21,777,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,165,566	$225,203,413

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest and Dividend Income:
Interest and fees on loans	$2,418,643	$2,734,714
Interest on interest-bearing deposits	9,995	75
Interest on federal funds sold	665	1,558
Interest on securities available for sale	275,278	279,989
Dividends on restricted equity securities	6,954	5,933

Total Interest and Dividend Income	2,711,535	3,022,269

Interest Expense:
Interest on time deposits $100,000 and over	327,553	473,853
Interest on other deposits	497,978	663,973
Interest on short-term borrowings	—	13,103
Interest on repurchase agreements	132,675	132,675

Total Interest Expense	958,206	1,283,604

Net Interest Income	1,753,329	1,738,665
Provision for loan losses	393,300	126,000

Net Interest Income After Provision for Loan Losses	1,360,029	1,612,665

Noninterest Income:
Service charges on deposit accounts	62,772	70,658
Mortgage brokerage income	28,153	52,369
Income on bank owned life insurance	26,720	27,304
Gain on sale of securities available for sale	419,937	—
Loss and impairment of other real estate owned and repossessions	(13,232)	(79,513)
Other fee income and miscellaneous income	83,006	55,013

Total Noninterest Income	607,356	125,831

Noninterest Expense:
Salaries and employee benefits	754,471	695,221
Occupancy and equipment expense	220,247	203,392
Professional fees	61,034	75,657
Outside processing	118,294	111,992
FDIC assessment	137,942	77,585
Franchise tax	45,500	52,500
Other real estate and repossessions	84,654	5,363
Other expenses	162,612	139,257

Total Noninterest Expense	1,584,754	1,360,967

Net Income Before Tax	$382,631	$377,529
Income Tax Expense	123,102	123,047

Net Income	$259,529	$254,482

Net Income Per Share Basic	$.15	$.15

Net Income Per Share Diluted	$.15	$.15

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash Flows From Operating Activities
Net income from operations	$259,529	$254,482
Provision for loan losses	393,300	126,000
Depreciation and amortization	60,367	68,293
Amortization of discounts and premiums, net	12,118	(5,024)
Gain on sale of securities	(419,937)	—
Loss and impairment on other real estate owned and repossessions	13,232	79,513
Stock option expense	5,810	11,159
Deferred tax benefit	(63,356)	(69,365)
Decrease in accrued interest receivable	70,498	31,866
Decrease in other assets	314,001	112,745
Increase in value of bank owned life insurance	(26,720)	(27,305)
Increase in accrued interest payable and other liabilities	150,336	268,236

Net cash provided by operating activities	769,178	850,600

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(15,863)	(14,048)
Purchases of securities available for sale	(6,199,469)	(1,162,734)
Purchases of restricted equity securities	—	(78,900)
Redemptions of restricted equity securities	—	450,000
Calls/maturities/repayments of securities available for sale	1,432,532	1,498,056
Proceeds from sale of securities	8,628,102	—
Capital improvements to other real estate owned	(10,352)	(14,823)
Proceeds from sale of other real estate owned and repossessions	405,214	599,010
Loan originations and principal collections, net	2,772,875	7,208,586

Net cash provided by investing activities	7,013,039	8,485,147

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	138,513	1,421,623
Increase (decrease) in interest bearing deposits	(3,338,070)	7,437,105

Repayment of short-term borrowings	—	(11,512,000)
Proceeds from short-term borrowings	—	168,353

Net cash used in by financing activities	(3,199,557)	(2,484,919)

Net increase in cash and cash equivalents	$4,582,660	$6,850,828
Cash and cash equivalents at beginning of period	23,095,645	3,175,029

Cash and cash equivalents at end of period	$27,678,305	$10,025,857

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$934,325	$1,237,508

Cash paid during the period for taxes	$—	$—

Unrealized gain (loss) on securities available for sale	$(384,795)	$302,918

Transfers between loans, other real estate & other assets	$1,791,813	$270,900

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

Note 1 – Summary of Accounting Policies

(a) General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares Inc. 2009 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

(b) Subsequent Events

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

(c) Our accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K. Please refer to the Form 10-K for these policies.

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2010 and December 31, 2009 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$7,341,269	$21,736	$—	$7,363,005
Mortgage backed securities	12,324,186	457,947	(4,940)	12,777,193

Total securities available for sale	$19,665,455	$479,683	$(4,940)	$20,140,198

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government sponsored agencies	$1,647,191	$7,377	$(22,847)	$1,631,721
Mortgage backed securities	21,471,609	905,079	(30,070)	22,346,618

Total securities available-for-sale	$23,118,800	$912,456	$(52,917)	$23,978,339

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at March 31, 2010, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$6,199,507	$6,199,507
Due after one year but within five years	—	—
Due after five years but within ten years	419,929	440,814
Due after ten years	13,046,009	13,499,877

	$19,665,455	$20,140,198

There were gross gains of $419,937 and no losses recorded on sales and calls of securities available for sale at March 31, 2010. There were no gross gains and no gross losses realized on sales and calls of securities available for sale at March 31, 2009. The following table demonstrates the unrealized loss position of securities available for sale at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	1,460,100	(4,940)	—	—	1,460,100	(4,940)

Total temporarily impaired securities	$1,460,100	$(4,940)	$—	$—	$1,460,100	$(4,940)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 and $435,100 at March 31, 2010 and December 31, 2009, respectively. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $628,700 and $628,700 at March 31, 2010 and December 31, 2009, respectively, and is included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in 2010 and 2009, the Corporation does not consider this investment to be other than temporarily impaired at March 31, 2010 and no impairment has been recognized.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Commercial	$10,149,316	$11,882,830
Real Estate:
Construction and land development	32,040,609	34,744,468
Residential 1-4 families:
First liens	38,140,786	38,082,662
Junior liens	9,899,775	9,011,349
Home equity lines	13,460,951	14,974,066
Commercial real estate	56,216,921	55,537,593
Consumer	2,860,111	2,978,950

Total Gross Loans	$162,768,469	$167,211,918

Overdrafts reclassified to loans at March 31, 2010 and December 31, 2009 were $31,790 and $56,527, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Balance at beginning of year	$3,277,559	$3,502,029
Provision for loan losses	393,300	126,000
Recoveries	2,877	2,595
Charge-offs	(368,059)	(113,115)

Balance at period end	$3,305,677	$3,517,509

Net charge-offs of $365,182 and $110,520 for the first three months of 2010 and 2009, respectively, equated to .88% and ..23%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at March 31, 2010 was $3,305,677 or 2.03% of loans, net of unearned income and deferred fees. At December 31, 2009, the loan loss reserve was $3,277,559 or 1.96% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	March 31, 2010	December 31, 2009
Nonaccrual loans and leases	$5,176,951	$3,890,152
Loans 90 days or more past due and still accruing	929,881	552,944

Total nonperforming loans	6,106,832	4,443,096
Foreclosed real estate	4,897,204	3,513,485
Other foreclosed property	—	—

Total foreclosed property	4,897,204	3,513,485

Total nonperforming assets	$11,004,036	$7,956,581

Impaired loans totaled $5,176,951 and $3,890,152 at March 31, 2010 and December 31, 2009, respectively, of which all were on nonaccrual. The average balance for impaired loans was approximately $4,524,874 for the three month period ended March 31, 2010. Of the $5,176,951 of impaired loans at March 31, 2010, $744,912 had specific reserves of $272,321 included in the allowance for loan losses and $761,655 had portions of the loan charged off with no additional impairment at quarter end. Of the $3,890,152 of impaired loans at December 31, 2009, $42,661 had specific reserves of $26,733 included in the allowance for loan losses and $1,221,080 had portions of the loan charged off. Following is a breakdown of the interest for nonaccrual loans for periods ending March 31, 2010 and 2009, respectively.

	March 31, 2010	March 31, 2009
Interest that would have been earned	$92,813	$113,577
Interest reflected in income	32,902	23,336

Lost interest	$59,911	$90,241

At March 31, 2010, MainStreet did not have any additional loans deemed troubled debt restructurings compared to December 31, 2009. The balance at December 31, 2009 was $304,703 in loans under the terms of troubled debt restructurings not included in nonaccrual loans. These loans did not have any additional commitments at March 31, 2010 and December 31, 2009, respectively. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at March 31, 2010 and December 31, 2009, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

Note 5 – Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at March 31, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at March 31, 2010.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts were $0 at March 31, 2010 and December 31, 2009, respectively.

Note 6 – Net Income Per Share

The following tables show the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.15	1,713,375	$.15

Effect of dilutive securities:
Stock options and warrants	—		—

Earnings per share, diluted	1,713,375	$.15	1,713,375	$.15

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 217,188 and 223,824 for the first quarter ending March 31, 2010 and 2009, respectively.

Note 7 – Comprehensive Income

There are established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of March 31, 2010 and 2009.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

	March 31, 2010	March 31, 2009
Net Income	$259,529	$254,482

Net unrealized holding gains during the period	35,141	302,918
Less reclassification adjustments for gains included in net income, net of tax	(277,158)	—
Income tax expense	(11,948)	(102,992)

Change in accumulated other comprehensive income	(253,965)	199,926

Total Comprehensive Income	$5,564	$454,408

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

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of March 31, 2010, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 7,433 stock options were forfeited.

As of March 31, 2010 the Corporation has reserved 217,188 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

There were no stock options granted in the first quarter of 2010, during 2009 or 2008. The Black-Scholes model was utilized to calculate the fair-value of the stock options on the date of grant for grants prior to 2008 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield. Expected volatilities are based on the historical volatility of MainStreet’s stock. Stock options granted in 2006 and forward are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the option is based upon the ten year Treasury rate at the date of the grant. Expected life was calculated using the simplified method based on the average of the vesting period and contractual life of the options.

MainStreet recorded $5,810 and $11,159 in equity-based compensation cost during the quarters ended March 31, 2010 and 2009, respectively.

MainStreet did not have anyone exercise warrants, or stock options during the year–to-date period ended March 31, 2010 and 2009 respectively. Following is a status and summary of changes of options and warrants during the three months ended March 31, 2010:

	Three Month Period Ended March 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	217,188	$11.38
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	217,188	$11.38	4.12	$—

Exercisable at March 31, 2010	212,768	$11.30	4.04	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on changes in the market value of the Corporation’s stock.

As of March 31, 2010 and 2009, there was $17,430 and $56,717, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of three years.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

As of March 31, 2010, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$9.09	55,916.35
9.55	33,000	3.25
12.09	85,147	5.65
12.09	17,299	5.75
16.75	12,566	6.75
15.00	8,840	7.70

$9.09 - $16.75	212,768

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2010, outstanding commitments to extend credit including letters of credit were $20,911,506. There are no commitments to extend credit on impaired loans.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 Using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$20,140,198	$—	$20,140,198	$—

Total assets at fair value	$20,140,198	$—	$20,140,198	$—

Total liabilities at fair value	$—	$—	$—	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total securities available-for-sale	$23,978,339	$—	$23,978,339	$—

Total assets at fair value	$23,978,339	$—	$23,978,339	$—

Total liabilities at fair value	$—	$—	$—	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$1,234,246	$—	$1,234,246	$—
Other Real Estate Owned	4,897,204	—	3,920,320	976,884

Total assets at fair value	$6,131,450	$—	$5,154,566	$976,884

Total liabilities at fair value	$—	$—	$—	$—

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$1,237,008	$—	$1,237,008	$—
Other Real Estate Owned	3,513,485	—	2,123,236	1,390,249

Total assets at fair value	$4,750,493	$—	$3,360,244	$1,390,249

Total liabilities at fair value	$—	$—	$—	$—

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

The estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,104,193	$2,104,193
Interest-bearing deposits in banks	25,379,112	25,379,112
Federal funds sold	195,000	195,000
Securities available-for-sale	20,140,198	20,140,198
Restricted equity securities	1,063,800	1,063,800
Loans, net	159,576,742	159,670,185
Accrued interest receivable	744,433	744,433

Total Financial Assets	$209,203,478	$209,296,921

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$17,721,024	$17,721,024
Interest bearing deposits	167,996,199	167,680,403
Repurchase agreements	13,500,000	14,381,370
Accrued interest payable	445,412	445,412

Total Financial Liabilities	$199,662,635	$200,228,209

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

	December 31, 2009
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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

Note 12 – Regulatory

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement required Franklin Bank to perform certain actions within designated time frames. The Bank must be in compliance with all of the Articles of the Agreement during the course of the Agreement. The Agreement is intended to demonstrate the Bank’s commitment to review/enhance certain aspects of various policies. The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity. Franklin Bank expects to achieve full compliance and submitted the responses required in the respective time frames.

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

March 31, 2010

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

Within 30 days, Franklin Bank was required to adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action was necessary to reduce these concentrations. Franklin Bank reviewed and amended these limits and certain concentrations were lowered.

MAINSTREET BANKSHARES, INC.

March 31, 2010

Within 60 days, Franklin Bank was required to do the following:

•

Establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Our internal loan review function now reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting was enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

•

Develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel were designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. We hired a credit analyst in December 2008 who performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software has also been purchased to assist the credit analyst and lenders in the risk rating of each loan.

•

Eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank dedicated an experienced employee to work through problem assets. The other actions described above also provide compliance with this requirement.

•

Enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At March 31, 2010, brokered deposits were $5.6 million and were 3.01% of total deposits. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan which was executed. The plan included detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy.

Under the Agreement, a Compliance Committee of three members of the Franklin Bank’s Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. While Franklin Bank

MAINSTREET BANKSHARES, INC.

March 31, 2010

intends to take such actions as may be necessary to enable it to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement in the time frames required. Such compliance could be costly and affect the operations of Franklin Bank and the Corporation. Franklin Bank met the required time lines for submission of information to the OCC.

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

MAINSTREET BANKSHARES, INC.

March 31, 2010

Overview

Total assets at March 31, 2010 were $222,165,566 as compared to $225,203,413 at December 31, 2009, a decline of $3.0 million, or 1.35%. The composition of the balance sheet has not materially changed. The decline can be noted in loans, net of unearned deferred fees and costs along with a corresponding decline in deposits. Loan demand remained soft during the first quarter of 2010 and loans, net of unearned deferred fees and costs declined $4.4 million, or 2.65%. Other real estate increased $1.4 million during the first quarter. We continue to monitor asset quality closely due to the high level of nonperforming loans, economic uncertainty and unemployment levels. Total cash and cash equivalents increased $4.6 million as we sold certain securities available for sale during March 2010 from which the majority of cash was not reinvested until April 2010. We have also maintained excess balances in these accounts to preserve liquidity. Deposits declined $3.2 million from year end 2009. Total shareholders’ equity was $21.8 million at March 31, 2010. MainStreet and Franklin Bank were well capitalized at March 31, 2010 under bank regulatory classifications. The book value of shareholders’ equity at March 31, 2010 was $12.72 per share.

Net income for the periods ending March 31, 2010 and 2009 was $259,529 and $254,482, respectively, which equated to basic and diluted net income per share of $.15 and $.15, respectively. Annualized return on average assets at March 31, 2010 was .48% and annualized return on average shareholders’ equity was 4.79%. Annualized return on average assets at March 31, 2009 was .46% and annualized return on average shareholders’ equity was 4.76%. The largest components affecting net income, return on average assets and return on average shareholders’ equity were expenses associated with other real estate properties, loss of interest on nonaccrual loans, and provision expense, all of which are credit related. During the first quarter of 2010 we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. This resulted in a pre-tax gain on sale of $419,937.

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

Net interest income for the first three months of 2010 was $1,753,329 compared to $1,738,665 for the three months of 2009, a modest increase of $14,664. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to the interest rate environment; however, interest expense dropped more than interest income. For the three months ending March 31, 2010 and 2009, the net interest margin was 3.40% and 3.24%, respectively, a 16 basis point increase. The yield on interest earning assets for the year-to-date period ending March 31, 2010 was 5.26% compared to 5.63% for the year-to-date period ending March 31, 2009, a decline of 37 basis points. The funding side of the interest margin dropped during this time period also by 53 basis points. The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand thus loan fee income has diminished, and continued lost interest on nonaccrual loans. Competition for deposits continues to be fierce in our market. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

MAINSTREET BANKSHARES, INC.

March 31, 2010

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

Provision expense for the first three months of 2010 and 2009 was $393,300 and $126,000, respectively. Our loan volume, net of unearned deferred fees and costs, declined $4.4 million from year-end 2009; however, we prudently continued to add to our loan loss reserve based on our level of criticized and classified loans, our qualitative factors, and our historical loss analysis. Gross charge-offs for the first quarter of 2010 were $368,059 compared to $113,115 for the first quarter of 2009. Of the total charge offs in 2010, $259,441 were composed of two relationships that were classified loans. The largest charge off was due to updated appraisals obtained upon foreclosure lowering the value of lots which contributed to most of the 2010 increased expense. This credit was classified, but performing at year end. Nonperforming loans (nonaccrual and over 90 days past due) were $6,106,832 at March 31, 2010 and $4,443,096 at December 31, 2009, an increase of $1,663,736, or 37.45%. The allowance for loan losses was $3,305,677 at March 31, 2010 which equated to 2.03% of loans, net of unearned deferred fees and costs. At

MAINSTREET BANKSHARES, INC.

March 31, 2010

December 31, 2009, the allowance was $3,277,559, or 1.96% of loans, net of unearned deferred fees and costs. Net charge-offs of $365,182 and $110,520 for the first three months of 2010 and 2009 equated to .88% and .23%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. The increase in nonperforming loans is primarily due to the deterioration in the real estate market in our area. Prior to 2008, Franklin Bank had minimal historical losses. During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. These factors are reviewed each quarter and were increased somewhat during 2009 for our loans rated special mention due to the continued migration analysis. No material change has occurred since year end 2009.

Nonaccrual loans (included in the nonperforming loans above) were $5,176,951 at March 31, 2010 which represents 3.18% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. Loans once considered impaired are included in the reserve but if well collateralized no specific reserve is made for them. Of these nonaccrual loans, a total of $744,912 had specific reserves of $272,321 included in the balance of the allowance for loan losses and $761,655 had portions of the loan charged off with no additional impairment at quarter end. Nonaccrual loans at December 31, 2009 were $3,890,152, all of which management considered to be impaired. Of these nonaccrual loans, a total of $42,661 had specific reserves of $26,733 included in the balance of the allowance for loan losses and $1,221,080 had portions of the loan charged off.

Nonaccrual loans have increased; however, due to the collateral supporting the loans, specific reserves only increased $245,588. Many of these loans were part of our criticized and classified loans in our loan loss analysis at December 31, 2009; therefore, these credits were considered in evaluating our allowance for losses in the fourth quarter of 2009. Following is a breakdown of our nonperforming loans by balance sheet type:

	March 31, 2010	December 31, 2009
Commercial	$252,665	$167,267
Real Estate:
Construction and land development	2,888,550	1,863,772
Residential 1-4 families:
First liens	1,359,950	1,615,027
Junior Liens	458,880	302,781
Home equity lines	—	—
Commercial real estate	1,124,387	494,249
Consumer	22,400	—

Total Nonperforming Loans	$6,106,832	$4,443,096

As can be seen by the chart above, construction and land development loans continue to comprise the largest category of nonperforming loans at March 31, 2010 and December 31, 2009 followed closely by loans secured by first liens on residential 1-4 family loans. The remainder of the loans in these categories were performing at March 31, 2010 and December 31, 2009. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio.

The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment was at 9.60% at March 31, 2010. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend.

MAINSTREET BANKSHARES, INC.

March 31, 2010

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

MainStreet’s other real estate owned from foreclosed properties at March 31, 2010 and December 31, 2009 was $4,897,204 and $3,513,485, respectively. These properties are recorded at the lower of the carrying value or the fair market value of the property. They are being actively marketed.

Noninterest Income

Total noninterest income was $607,356 and $125,831 for the three months ending March 31, 2010 and 2009, respectively, an increase of $481,525. The following chart demonstrates the categories of change:

Noninterest Income	YTD 3/31/10	YTD 3/31/09	Dollar Change	Percentage Change
Service charges on deposit accounts	$62,772	$70,658	$(7,886)	(11.16)%
Mortgage brokerage income	28,153	52,369	(24,216)	(46.24)
Income on bank owned life insurance	26,720	27,304	(584)	(2.14)
Gain on sale of securities available for sale	419,937	—	419,937	100.00
Loss on sale of other real estate owned and repossessions	(13,232)	(79,513)	66,281	83.36
Other fee income & miscellaneous	83,006	55,013	27,993	50.88

As mentioned above, total noninterest income increased $481,525 for the three months ending March 31, 2010 compared to the three months ending March 31, 2009. The largest category of increase was in gain on sale of securities available for sale and represents 87.21% of the increase in the year to year comparison. During the first quarter of 2010 we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. Service charges on deposit accounts declined $7,886 as clients monitor their accounts more closely during these challenging economic times. Mortgage brokerage income reflected a 46.24% drop in 2010 income compared to 2009 which is a direct result of the softening of the real estate market and increased regulatory guidelines. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. Franklin Bank experienced a loss on sale of other real estate and repossessions of $13,232 in the first three months of 2010 compared to a loss of $79,513 during the first three months of 2009. These also include market write downs of properties once they have been transferred to other real estate when updated information suggests the market value is lower. In 2010, MainStreet recorded miscellaneous income of $83,006, an increase of $27,993, or 50.88% over the 2009 income in this category. This income was primarily attributed to fee income received on investment income of $28.3 thousand for the first quarter of 2010. In the late summer and early fall of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership.

MAINSTREET BANKSHARES, INC.

March 31, 2010

Noninterest Expense

Total noninterest expense was $1,584,754 and $1,360,967 for the three month period ending March 31, 2010 and 2009, respectively, an increase of $223,787 or 16.44%. The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2010 and 2009, the dollar change, and the percentage change:

Expense	YTD 3/31/10	YTD 3/31/09	Dollar Change	Percentage Change
Salaries and employee benefits	$754,471	$695,221	$59,250	8.52%
Occupancy and equipment	220,247	203,392	16,855	8.29
Professional fees	61,034	75,657	(14,623)	(19.33)
Outside processing	118,294	111,992	6,302	5.63
FDIC Assessment	137,942	77,585	60,357	77.79
Franchise tax	45,500	52,500	(7,000)	(13.33)
Other real estate and repossessions	84,654	5,363	79,291	1,478.48
Other expenses	162,612	139,257	23,355	16.77

MainStreet’s employees are its most valuable resource and asset. Salaries and employee benefits comprised 47.61% and 51.08% of total noninterest expense for the three-month periods ending March 31, 2010 and 2009, respectively. This expense increased $59,250 from year-to-date 2009. Of this amount, $37,741 was attributed to salary expense in the hiring of two employees in August of 2009 along with performance increases. Personnel taxes were $6,928 greater than the prior year along with 401-K match up $2,165. Employee insurance costs increased $3,155 in the first quarter of 2010 over the same period in 2009 due to increased premiums and additional personnel. Expense for the supplemental executive retirement plan increased $4,251 because of increased salaries for the two covered executives. The credit for FASB 91 salaries expense decreased $8,849 resulting in an actual increase in the year to year comparison. This was due to decreased loan volumes. Occupancy and equipment costs are the next largest expenses of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense increased $16,855 for the first three months of 2010 as compared to the first three months of 2009. This expense was primarily in rent, utilities, and repairs and maintenance costs. Professional fees include fees for audit, legal, and professional fees other and declined in comparison to the prior year due to the decline in other professional services expenses. The FDIC premium increased substantially by 77.79% or $60,357. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the current recession. These assessments may increase further. This additional cost places a great burden on financial institutions. Other real estate and repossession expenses were $84,654 for the first quarter of 2010 which equated to an increase of $79,291 over the yearly comparison. Our other real estate has grown and utilities, repairs not capitalized and other expenses were great during the first quarter of this year. Other expenses grew $23,355 in 2010 over the 2009 costs. Of this amount, $9,595 were increases in regulatory fees due to expanded audits required because of the formal agreement.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at March 31, 2010 and March 31, 2009. Income tax expense is the tax payable or refundable for

MAINSTREET BANKSHARES, INC.

March 31, 2010

the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $123,102 and $123,047 for the year-to-date periods ending March 31, 2010 and 2009, respectively. MainStreet was audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006 during 2008 and 2009. There was no additional assessment pertaining to this audit.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at March 31, 2010 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

	March 31, 2010		December 31, 2009
Commercial	$10,149,316	6.24%	$11,882,830	7.11%
Real Estate:
Construction & land development	32,040,609	19.68	34,744,468	20.78
Residential 1-4 families:
First liens	38,140,786	23.43	38,082,662	22.77
Junior liens	9,899,775	6.08	9,011,349	5.39
Home equity lines	13,460,951	8.27	14,974,066	8.96
Commercial real estate	56,216,921	34.54	55,537,593	33.21
Loans to individuals	2,860,111	1.76	2,978,950	1.78

Total Gross Loans	$162,768,469	100.00%	$167,211,918	100.00%

Gross loans decreased $4.4 million, or 2.66% at March 31, 2010 compared to December 31, 2009. As can be seen by the chart above, real estate loans represent 92.01% and 91.11% of gross loans at March 31, 2010 and December 31, 2009, respectively. Franklin Bank has a high concentration of real estate related loans. Accordingly, beginning in the first quarter of 2009, the Bank took steps to reduce certain components of this concentration. During this

MAINSTREET BANKSHARES, INC.

March 31, 2010

economic environment, the credit markets have tightened substantially. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for March 31, 2010 was 87.70% compared to 88.57% at December 31, 2009. We lowered our loan to deposit ratio thus increasing liquidity in 2009 and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

MainStreet’s loan portfolio is its primary source of profitability; therefore, our underwriting approach is critical and is designed throughout our policies to have an acceptable level of risk. Cash flow adequacy has always been a necessary condition of creditworthiness. If the debt cannot be serviced by the borrower’s cash flow, there must be an additional secondary source of repayment. As we have discussed, many of our loans are real estate based so they are also secured by the underlying collateral, the value of which has been under stress due to economic conditions. We strive to build relationships with our borrowers, so it is very important to continually understand and assess our borrowers’ financial strength and condition.

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

Our credit policy requires updated appraisals to be obtained on existing loans whereby collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regard to development projects a new appraisal should be obtained when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months it must be updated and reviewed before additional funding may occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepare criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired and put on nonaccrual are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits is included in the qualitative factors based on loan pools in the loan loss analysis.

We have reviewed and revised numerous components and conditions within our credit policies. During the fourth quarter of 2008 we began discussions surrounding our credit concentrations. During the second quarter of 2009 we prudently adjusted concentration limits to better reflect the current environment. Our concentrations may be over these limits currently, but we strive to lower them through participations when warranted; through renewals; and the assessment of new credits within areas of high concentrations. During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products. We revised our maximum debt to income ratio to 40% for all retail loans from 45%. On our retail products, we terminated the use of interest only payments except on construction loans and bridge loans. During the first quarter of 2009, the credit policy was modified to reflect that new loans originated must have a maximum loan-to-value of 80% from the then policy of 90%; certain loans have lower limits as follows that have not been modified: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price; and stock (75%). During the second quarter of 2009 we engaged an outside service to perform environmental risk assessments prior to funding. During the second quarter of 2009, we added back the interest only feature to unsecured retail lines with a one-year term which are underwritten on strict guidelines. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting.

MAINSTREET BANKSHARES, INC.

March 31, 2010

In addition, in early 2009 we hired an experienced in-house credit analyst and purchased software to assist lenders with cash flow and certain ratio analysis. We also purchased software to assist with the credit ratings of loans upon origination, renewal, and the receipt of new financials.

Approximately 30% of our loan portfolio consists of variable rate loans. Variable commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten at 1.5% of the full committed loan amount.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a substantial portion of our lending is real estate based and dependent on buyers who move into our region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at March 31, 2010. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $35,167,790; loans for construction of buildings with an outstanding balance of $18,518,881; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $11,683,677. At December 31, 2009, there were three areas classified as concentrations of credit which were loans for real estate to commercial borrowers with an outstanding balance of $33,481,480; loans for construction of buildings with an outstanding balance of $19,975,992; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $11,553,967.

The residential 1-4 loan portfolio consists of first liens and junior liens on residential properties. The consumer loan portfolio consists primarily of loans to individuals for home improvements, personal property, automobiles, and other consumer purposes. The Bank monitors these concentrations of credit closely, especially since we are in a negatively impacted real estate market with increased unemployment.

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	March 31, 2010
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$669,796	$547,324	$122,472
Speculative lot loans	5,095,752	3,130,918	1,964,834
Speculative single-family housing construction	4,676,234	4,479,613	196,621

	December 31, 2009
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$1,096,404	$545,143	$551,261
Speculative lot loans	3,811,440	3,103,670	707,770
Speculative single-family housing construction	4,003,397	4,003,397	—

MAINSTREET BANKSHARES, INC.

March 31, 2010

Some of our overall concentration buckets have increased since year end, but we continue to monitor these loans closely.

Impaired loans totaled $5,176,951 at March 31, 2010, all of which were on nonaccrual status. A total of $272,321 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2010 for impaired loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

There were $929,881 and $552,944 in loans past due more than 90 days, still accruing interest, at March 31, 2010 and December 31, 2009, respectively. Nonaccrual loans were $5,176,951 and $3,890,152 at March 31, 2010 and December 31, 2009, respectively. Lost interest related to impaired loans as of March 31, 2010 and March 31, 2009 was $59,911 and $90,241, respectively. The nonaccrual loans were 3.18% and 2.33% of loans, net of unearned income, at March 31, 2010 and December 31, 2009, respectively. Our nonperforming loans have increased since year end and we continue to monitor our loans closely.

Overall, the Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status. Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent to the Franklin Bank’s Problem Loan Committee made up of senior management. The accrual status of these loans is reviewed and approved by the Problem Loan Committee. In early 2009, we developed a monthly attestation process which requires the accounts officers to attest to the accrual status and risk rating of all loans in their portfolio. Attestations are presented to and reviewed by the Problem Loan Committee. The criticized loan worksheets are presented to the Problem Loan Committee quarterly. The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers. The criticized loan worksheets were expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed. An officer was assigned to manage our problem assets as a full-time position. A credit analyst was hired in early 2009 that performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software was also purchased to assist the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President. We also have periodic outsourced loan review. Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

MAINSTREET BANKSHARES, INC.

March 31, 2010

Deposits

Total deposits at March 31, 2010 and December 31, 2009 were $185,717,223 and $188,916,780, respectively, a decline of $3.2 million, or 1.69%. The deposit mix was as follows:

	March 31, 2010		December 31, 2009
Demand	$17,721,024	9.54%	$17,582,511	9.31%
Interest checking	7,847,442	4.23	10,587,096	5.60
Money markets	20,769,484	11.18	20,276,840	10.73
Savings	11,295,795	6.08	11,048,157	5.85
Time deposits $100,000 and over	53,289,606	28.70	55,692,523	29.48
Other time deposits	74,793,872	40.27	73,729,653	39.03

Total	$185,717,223	100.00%	$188,916,780	100.00%

As can be seen by the chart, the largest components of deposits are time deposits including those $100,000 and over. The decline in deposits from year end has occurred in interest checking deposits and time deposits $100,000 and over with drops of $2.7 million and $2.4 million, respectively. Other time deposits increased $1.1 million with minor increases in the other categories offsetting the decline somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits continues to be fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 2.00% and 2.85%, respectively for the three months ended March 31, 2010 and March 31, 2009. This decline of 85 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into the lower interest rates. Franklin Bank experienced attrition in deposits in late 2008 as other banks were challenged by liquidity issues and raised interest rates paid on deposits. This stabilized during 2009. Franklin Bank, however, did attract brokered deposits for the first time during 2009. These deposits were $4.5 million at March 31, 2010 which included deposits through the CDARS program.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Deposit rates have been lowered, but because of the competition for deposits and the declining interest rates on loans the net interest margin continues to be compressed and net income suffers as a result.

Borrowings

MainStreet has several outlets for borrowings generally to assist with liquidity. At March 31, 2010, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta, overnight federal funds purchased, or corporate cash management accounts.

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at March 31, 2010 and December 31, 2009.

Overnight federal funds purchased were $0 at March 31, 2010 and December 31, 2009.

The Corporation currently has no short-term or long-term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.

MAINSTREET BANKSHARES, INC.

March 31, 2010

Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at March 31, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at March 31, 2010.

Shareholders’ Equity

Total shareholders’ equity was $21,788,636 and $21,777,262 at March 31, 2010 and December 31, 2009, respectively. Book value per share was $12.72 and $12.71 at March 31, 2010 and December 31, 2009, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.

Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other loan assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, requires Franklin Bank to plan for adequate capital to meet its current and future needs. The following are MainStreet’s capital ratios at:

	March 31, 2010	December 31, 2009
Tier I Leverage Ratio (Actual)	9.67%	9.43%
Tier I Leverage Ratio (Quarterly Ave.)	9.75	9.33
Tier I Risk-Based Capital Ratio	13.49	12.93
Tier II Risk-Based Capital Ratio	14.75	14.19

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at March 31, 2010 and Franklin Bank is compliant with its capital plan under the Agreement with the OCC.

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve. Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off- balance sheet obligations were primarily loan

MAINSTREET BANKSHARES, INC.

March 31, 2010

commitments in the amount of $20,911,506 at March 31, 2010. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At March 31, 2010 and December 31, 2009, we had available credit from borrowing in the amount of $37,658,254 and $37,933,304, respectively. MainStreet’s ratio of liquid assets to total liabilities at March 31, 2010 and December 31, 2009 was 14.71% and 13.97%, respectively.

Core deposits are the primary foundation for liquidity. Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized. Franklin Bank experienced attrition of deposits in the latter half of 2008 as deposit interest rates increased as institutions sought to maintain liquidity as consumers were withdrawing deposits due to concerns over the health of the country’s financial system. In the first quarter of 2009, we developed relationships with several entities allowing for the gathering of brokered deposits. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits in the amount of $4.5 million as of March 31, 2010 which is less than 3% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At March 31, 2010, this would allow us to gather an additional $22.3 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At March 31, 2010, Franklin Bank had $3.8 million in internet certificates of deposit.

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at March 31, 2010 in a rising and declining 100, 200, and 300 basis point interest rate environment:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+300 bp	6.25%	11.00	19.00
+200 bp	5.25	7.00	12.00
+100 bp	4.25	3.00	5.00
-100 bp	2.25	- 1.00	0.00
-200 bp	1.25	0.00	2.00
-300 bp	.25	- 1.00	0.00

MAINSTREET BANKSHARES, INC.

March 31, 2010

MainStreet is asset sensitive to changes in the interest rate environment particularly due to the level of variable rate loans. We have been proactively adding floors to our new and loans and existing loans upon renewal. We can see the positive impact that this has on our net interest income in the declining interest rate environment.

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

Recent Accounting Developments

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in footnote #10 to the consolidated financial statements.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

MAINSTREET BANKSHARES, INC.

March 31, 2010

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

Date: May 12, 2010	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: May 12, 2010	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d) – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Index to Exhibits (con’t)

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)

**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)

***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)

#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.