Form 10-Q
period 2010-06-30
MAINSTREET BANKSHARES INC
filed 2010-08-12
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of August 1, 2010

MAINSTREET BANKSHARES, INC.

Form 10-Q

Index

PART I FINANCIAL INFORMATION

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited).

2.	Consolidated Statements of Income for the quarters and year-to-date periods ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009

ASSETS

Cash and due from banks	$3,018,362	$2,304,962
Interest-bearing deposits in banks	15,393,528	20,185,683
Federal funds sold	7,035,000	605,000

Total Cash and Cash Equivalents	25,446,890	23,095,645
Securities available for sale, at fair value	27,902,326	23,978,339
Restricted equity securities	1,063,800	1,063,800

Loans:
Total Gross Loans	161,622,032	167,211,918
Unearned deferred fees and costs, net	90,090	105,524

Loans, net of unearned deferred fees and costs	161,712,122	167,317,442
Less: Allowance for loan losses	(3,105,412)	(3,277,559)

Net Loans	158,606,710	164,039,883
Bank premises and equipment, net	1,877,532	1,960,706
Accrued interest receivable	699,039	814,931
Bank owned life insurance	2,885,142	2,831,493
Other real estate owned, net of valuation allowance	4,014,791	3,513,485
Other assets	3,196,387	3,905,131

TOTAL ASSETS	$225,692,617	$225,203,413

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$19,244,394	$17,582,511
Interest bearing deposits	169,681,088	171,334,269

Total Deposits	188,925,482	188,916,780

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,020,820	1,009,371

Total Liabilities	203,446,302	203,426,151

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at June 30, 2010 and December 31, 2009, respectively	17,855,270	17,843,650
Retained earnings	3,767,449	3,341,057
Accumulated other comprehensive income	623,596	592,555

Total Shareholders’ Equity	22,246,315	21,777,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$225,692,617	$225,203,413

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Interest and Dividend Income:
Interest and fees on loans	$2,378,284	$2,703,620
Interest on interest-bearing deposits	9,552	45
Interest on federal funds sold	2,660	4,649
Interest on securities available for sale	237,759	268,399
Dividends on restricted equity securities	6,930	6,527

Total Interest and Dividend Income	2,635,185	2,983,240

Interest Expense:
Interest on time deposits $100,000 and over	317,679	469,284
Interest on other deposits	485,261	624,789
Interest on short-term borrowings	34	5,129
Interest on repurchase agreements	134,149	134,149

Total Interest Expense	937,123	1,233,351

Net Interest Income	1,698,062	1,749,889
Provision for loan losses	198,600	141,000

Net Interest Income After Provision for Loan Losses	1,499,462	1,608,889

Noninterest Income:
Service charges on deposit accounts	71,708	77,663
Mortgage brokerage income	93,615	55,963
Income on bank owned life insurance	26,928	27,465
Loss and impairment of other real estate owned and repossessions	(61,533)	(8,640)
Other fee income and miscellaneous income	95,848	61,417

Total Noninterest Income	226,566	213,868

Noninterest Expense:
Salaries and employee benefits	724,593	707,488
Occupancy and equipment expense	212,990	208,274
Professional fees	71,149	75,230
Outside processing	115,317	108,418
FDIC assessment	135,547	94,208
Franchise tax	52,500	52,500
Other real estate and repossessions	3,250	15,347
Other expenses	168,488	164,129

Total Noninterest Expense	1,483,834	1,425,594

Net Income Before Tax	$242,194	$397,163
Income Tax Expense	75,331	129,630

Net Income	$166,863	$267,533

Net Income Per Share Basic	$.10	$.16

Net Income Per Share Diluted	$.10	$.16

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest and Dividend Income:
Interest and fees on loans	$4,796,927	$5,438,334
Interest on interest-bearing deposits	19,547	120
Interest on federal funds sold	3,325	6,207
Interest on securities available for sale	513,037	548,388
Dividends on restricted equity securities	13,884	12,460

Total Interest and Dividend Income	5,346,720	6,005,509

Interest Expense:
Interest on time deposits $100,000 and over	645,232	944,662
Interest on other deposits	983,239	1,287,237
Interest on short-term borrowings	34	18,232
Interest on repurchase agreements	266,824	266,824

Total Interest Expense	1,895,329	2,516,955

Net Interest Income	3,451,391	3,488,554
Provision for loan losses	591,900	267,000

Net Interest Income After Provision for Loan Losses	2,859,491	3,221,554

Noninterest Income:
Service charges on deposit accounts	134,480	148,321
Mortgage brokerage income	121,768	108,332
Income on bank owned life insurance	53,648	54,769
Gain on sale of securities available for sale	419,937	—
Loss and impairment of other real estate owned and repossessions	(74,765)	(88,153)
Other fee income and miscellaneous income	178,854	116,430

Total Noninterest Income	833,922	339,699

Noninterest Expense:
Salaries and employee benefits	1,479,064	1,402,709
Occupancy and equipment expense	433,237	411,666
Professional fees	132,183	150,887
Outside processing	233,611	220,410
FDIC assessment	273,489	171,793
Franchise tax	98,000	105,000
Other real estate and repossessions	87,904	20,710
Other expenses	331,100	303,386

Total Noninterest Expense	3,068,588	2,786,561

Net Income Before Tax	$624,825	$774,692
Income Tax Expense	198,433	252,677

Net Income	$426,392	$522,015

Net Income Per Share Basic	$.25	$.30

Net Income Per Share Diluted	$.25	$.30

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash Flows From Operating Activities
Net income from operations	$426,392	$522,015
Provision for loan losses	591,900	267,000
Depreciation and amortization	120,783	131,283
Amortization of discounts and premiums, net	27,243	(3,871)
Gain on sale of securities	(419,937)	—
Loss and impairment on other real estate owned and repossessions	74,765	88,153
Stock option expense	11,620	22,318
Deferred tax benefit	(1,033)	(95,840)
Decrease in accrued interest receivable	115,892	115,957
Decrease in other assets	431,698	52,333
Increase in value of bank owned life insurance	(53,649)	(54,769)
Increase in accrued interest payable and other liabilities	11,449	377,845

Net cash provided by operating activities	1,337,123	1,422,424

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(37,609)	(42,530)
Purchases of securities available for sale	(21,232,306)	(8,555,952)
Purchases of restricted equity securities	—	(78,900)
Redemptions of restricted equity securities	—	450,000
Calls/maturities/repayments of securities available for sale	9,119,943	3,527,770
Proceeds from sale of securities	8,628,102	—
Capital improvements to other real estate owned	(290,923)	(133,339)
Proceeds from sale of other real estate owned and repossessions	2,211,728	1,735,159
Loan originations and principal collections, net	2,606,485	9,724,417

Net cash provided by investing activities	1,005,420	6,626,625

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	1,661,883	1,472,815
Increase (decrease) in interest bearing deposits	(1,653,181)	17,201,026
Repayment of short-term borrowings	—	(16,512,000)
Proceeds from short-term borrowings	—	67,163

Net cash provided by financing activities	8,702	2,229,004

Net increase in cash and cash equivalents	$2,351,245	$10,278,053
Cash and cash equivalents at beginning of period	23,095,645	3,175,029

Cash and cash equivalents at end of period	$25,446,890	$13,453,082

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,949,472	$2,284,358

Cash paid during the period for taxes	$—	$255,000

Unrealized gain on securities available for sale	$47,032	$272,272

Transfers between loans, other real estate & other assets	$2,729,635	$1,709,437

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2010 and December 31, 2009 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$3,236,430	$55,650	$—	$3,292,080
Mortgage backed securities	23,759,326	850,920	—	24,610,246

Total securities available for sale	$26,995,756	$906,570	$—	$27,902,326

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government sponsored agencies	$1,647,191	$7,377	$(22,847)	$1,631,721
Mortgage backed securities	21,471,609	905,079	(30,070)	22,346,618

Total securities available-for-sale	$23,118,800	$912,456	$(52,917)	$23,978,339

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at June 30, 2010, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$—	$—
Due after one year but within five years	2,100,000	2,115,933
Due after five years but within ten years	400,491	418,129
Due after ten years	24,495,265	25,368,264

	$26,995,756	$27,902,326

There were gross gains of $419,937 and no losses recorded on sales and calls of securities available for sale at June 30, 2010. All of these gross gains were recorded during the first quarter of 2010. There were no gross gains and no gross losses realized on sales and calls of securities available for sale at June 30, 2009. There were no securities at June 30, 2010 in an unrealized loss position. The following table demonstrates the unrealized loss position of securities available for sale at December 31, 2009.

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$548,273	$(22,847)	$—	$—	$548,273	$(22,847)
Mortgage backed securities	2,464,848	(30,070)	—	—	2,464,848	(30,070)

Total temporarily impaired securities	$3,013,121	$(52,917)	$—	$—	$3,013,121	$(52,917)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

Management considers the nature of the investment, the underlying causes of the decline in market value, the severity and duration of the decline in market value and other evidence, on a security by security basis, in determining if the decline in market value is other that temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at June 30, 2010 and December 31, 2009. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $628,700 at June 30, 2010 and December 31, 2009, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in 2010 and 2009, the Corporation does not consider this investment to be other than temporarily impaired at June 30, 2010 and no impairment has been recognized.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Commercial	$9,920,043	$11,882,830
Real Estate:
Construction and land development	31,630,761	34,744,468
Residential 1-4 families:
First liens	38,550,153	38,082,662
Junior liens	10,266,230	9,011,349
Home equity lines	12,877,397	14,974,066
Commercial real estate	55,953,309	55,537,593
Consumer	2,424,139	2,978,950

Total Gross Loans	$161,622,032	$167,211,918

Overdrafts reclassified to loans at June 30, 2010 and December 31, 2009 were $37,310 and $56,527, respectively.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Balance at beginning of year	$3,277,559	$3,502,029
Provision for loan losses	591,900	267,000
Recoveries	5,055	73,997
Charge-offs	(769,102)	(178,966)

Balance at period end	$3,105,412	$3,664,060

Net charge-offs of $764,047 and $104,969 for the first six months of 2010 and 2009, respectively, equated to .93% and .11%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at June 30, 2010 was $3,105,412 or 1.92% of loans, net of unearned income and deferred fees. At December 31, 2009, the loan loss reserve was $3,277,559 or 1.96% of loans, net of unearned income and deferred fees.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

	For the Periods Ended
	June 30, 2010	December 31, 2009
Nonaccrual loans and leases	$4,577,688	$3,890,152
Loans 90 days or more past due and still accruing	679,490	552,944

Total nonperforming loans	5,257,178	4,443,096
Foreclosed real estate	4,014,791	3,513,485
Other foreclosed property	—	—

Total foreclosed property	4,014,791	3,513,485

Total nonperforming assets	$9,271,969	$7,956,581

Impaired loans totaled $4,577,688 and $3,890,152 at June 30, 2010 and December 31, 2009, respectively, of which all were on nonaccrual. The average balance for impaired loans was approximately $4,487,303 for the six month period ended June 30, 2010. Of the $4,577,688 of impaired loans at June 30, 2010, $481,061 had specific reserves of $162,721 included in the allowance for loan losses and $502,423 had portions of the loan charged off with no additional impairment at quarter end. Of the $3,890,152 of impaired loans at December 31, 2009, $42,661 had specific reserves of $26,733 included in the allowance for loan losses and $1,221,080 had portions of the loan charged off. Following is a breakdown of the interest for nonaccrual loans for periods ending June 30, 2010 and 2009, respectively.

	June 30, 2010	June 30, 2009
Interest that would have been earned	$186,708	$267,228
Interest reflected in income	58,619	104,666

Lost interest	$128,089	$162,562

At June 30, 2010 and December 31, 2009 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $684,823 and $304,703, respectively. These loans did not have any additional commitments at June 30, 2010 and December 31, 2009, respectively. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at June 30, 2010 and December 31, 2009, respectively.

Note 5 – Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at June 30, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at June 30, 2010.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts were $0 at June 30, 2010 and December 31, 2009, respectively.

Note 6 – Net Income Per Share

The following tables show the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.10	1,713,375	$.16

Effect of dilutive securities: Stock options and warrants	—		—

Earnings per share, diluted	1,713,375	$.10	1,713,375	$.16

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 217,188 and 223,824 for the second quarter ending June 30, 2010 and 2009, respectively.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.25	1,713,375	$.30

Effect of dilutive securities: Stock options and warrants	—		—

Earnings per share, diluted	1,713,375	$.25	1,713,375	$.30

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 217,188 and 223,824 for the year-to-date periods ending June 30, 2010.

Note 7 – Comprehensive Income

There are established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of June 30, 2010 and 2009.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

	June 30, 2010	June 30, 2009
Net Income	$426,392	$522,015

Net unrealized holding gains during the period	466,968	272,272
Less reclassification adjustments for gains included in net income, net of tax	(277,158)	—
Income tax expense	(158,769)	(92,572)

Change in accumulated other comprehensive income	31,041	179,700

Total Comprehensive Income	$457,433	$701,715

Note 8 – Stock Options and Warrants

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 55,916 were fully vested, 27,500 had been exercised, and 12,834 had been forfeited as of June 30, 2010. The remaining 55,916 warrants expired on July 24, 2010.

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of June 30, 2010, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 7,433 stock options were forfeited.

As of June 30, 2010 the Corporation has reserved 217,188 shares of authorized but unissued shares of common stock related to these option and warrant agreements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

There were no stock options granted in 2010, 2009 or 2008. The Black-Scholes model was utilized to calculate the fair-value of the stock options on the date of grant for grants prior to 2008 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield. Expected volatilities are based on the historical volatility of MainStreet’s stock. Stock options granted in 2006 and forward are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the option is based upon the ten year Treasury rate at the date of the grant. Expected life was calculated using the simplified method based on the average of the vesting period and contractual life of the options.

MainStreet recorded $5,810 and $11,159 in equity-based compensation cost during the quarters ended June 30, 2010 and 2009, respectively. MainStreet recorded $11,620 and $22,318 in equity based compensation cost during the year-to-date periods ending June 30, 2010 and June 30, 2009, respectively.

MainStreet did not have anyone exercise warrants, or stock options during the year–to-date period ended June 30, 2010 and 2009 respectively. Following is a status and summary of changes in options and warrants during the six months ended June 30, 2010:

	Six Month Period Ended June 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	217,188	$11.38
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2010	217,188	$11.38	3.87	$—

Exercisable at June 30, 2010	212,768	$11.30	3.79	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on changes in the market value of the Corporation’s stock.

As of June 30, 2010 and 2009, there was $11,620 and $45,558, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of three years.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

As of June 30, 2010, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
$9.09	55,916.10
9.55	33,000	3.00
12.09	85,147	5.40
12.09	17,299	5.50
16.75	12,566	6.50
15.00	8,840	7.45

$9.09 - $16.75	212,768

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2010, outstanding commitments to extend credit including letters of credit were $21,651,148. There are no commitments to extend credit on impaired loans.

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

June 30, 2010

The following describes the valuation techniques used by MainStreet to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). We only utilize third party vendors to provide fair value data for the purposes of recording amounts related to our fair value measurements of our securities available for sale portfolio. We obtain SAS 70 reports from our third party vendor on an annual basis. Our third party vendor also utilizes a reputable pricing company for security market data that utilizes a matrix pricing model. For government sponsored agencies the model gathers information from market sources and integrates relative credit information, observed market movements and sector news. For agency mortgage backed securities the model incorporates the current weighted average maturity and takes into account additional pool level information supplied directly by the agency or government sponsored enterprise. The third party vendor system has controls and edits in place for month-to-month market checks and zero pricing. We make no adjustments to the pricing service data received for our securities available for sale.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements at June 30, 2010 Using
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$27,902,326	$—	$27,902,326	$—

Total assets at fair value	$27,902,326	$—	$27,902,326	$—

Total liabilities at fair value	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total Securities available-for-sale	$23,978,339	$—	$23,978,339	$—

Total assets at fair value	$23,978,339	$—	$23,978,339	$—

Total liabilities at fair value	$—	$—	$—	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

The following describes the valuation techniques used by MainStreet to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at June 30, 2010
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$820,763	$—	$820,763	$—
Other Real Estate Owned	4,014,791	—	3,665,698	349,093

Total assets at fair value	$4,835,554	$—	$4,486,461	$349,093

Total liabilities at fair value	$—	$—	$—	$—

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

June 30, 2010

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

The estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,018,362	$3,018,362
Interest-bearing deposits in banks	15,393,528	15,393,528
Federal funds sold	7,035,000	7,035,000
Securities available-for-sale	27,902,326	27,902,326
Restricted equity securities	1,063,800	1,063,800
Loans, net	158,606,710	158,624,534
Accrued interest receivable	699,039	699,039

Total Financial Assets	$213,718,765	$213,736,589

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,244,394	$19,244,394
Interest bearing deposits	169,681,088	169,356,999
Repurchase agreements	13,500,000	14,412,015
Accrued interest payable	367,388	367,388

Total Financial Liabilities	$202,792,870	$203,380,796

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

June 30, 2010

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

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU requires the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricts MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. It is using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

MAINSTREET BANKSHARES, INC.

June 30, 2010

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

June 30, 2010

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

•

Enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At June 30, 2010, brokered deposits were $5.6 million and were 3.01% of total deposits. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan which was executed. The plan included detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy.

Under the Agreement, a Compliance Committee of three members of the Franklin Bank’s Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. While Franklin Bank

MAINSTREET BANKSHARES, INC.

June 30, 2010

has taken the necessary actions to enable compliance with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement in the time frames required. Such compliance is costly and may affect the operations of Franklin Bank and the Corporation. Franklin Bank met the required time lines for submission of information to the OCC.

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

MAINSTREET BANKSHARES, INC.

June 30, 2010

Overview

Total assets at June 30, 2010 were $225.7 million compared to $225.2 million at December 31, 2009, a modest increase of $.5 million, or .22%. The composition of the balance sheet has changed somewhat from December 31, 2009. Loan volume has declined while securities available for sale and cash and cash equivalents have experienced increases. Loan demand continues to remain soft in our market demonstrated by loans, net of unearned deferred fees and costs, declining $5.6 million, or 3.35%. We continue to monitor asset quality closely due to the high level of nonperforming loans, economic uncertainty and unemployment levels. Liquidity is a continued focus of our Company. During these economic times, it is prudent to maintain excess liquidity. Total cash and cash equivalents were $25.4 million at June 30, 2010 compared to $23.1 million at December 31, 2009. Securities available for sale also increased from year end by $3.9 million with $11.7 million unpledged and available if needed. Our liquidity ratio was strong at 17.98% at quarter end. Deposits have remained steady at June 30, 2010 compared to year-end 2009. Total shareholders’ equity was $22.2 million at June 30, 2010. MainStreet and Franklin Bank were well capitalized at June 30, 2010 under bank regulatory classifications. The book value of shareholders’ equity at June 30, 2010 was $12.98 per share.

Net income for the six month periods ending June 30, 2010 and 2009 was $426,392 and $522,015, respectively, which equated to basic and diluted net income per share of $.25 and $.30, respectively. Annualized return on average assets at June 30, 2010 was .39% and annualized return on average shareholders’ equity was 3.91%. Annualized return on average assets at June 30, 2009 was .47% and annualized return on average shareholders’ equity was 4.82%. The largest components affecting net income, return on average assets and return on average shareholders’ equity were expenses associated with other real estate properties, loss of interest on nonaccrual loans, and provision expense, all of which are credit related. During the first quarter of 2010 we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. This resulted in a pre-tax gain on sale of $419,937, and an after tax gain of $277,158. In addition, the lack of loan volume affects loan fee income and interest income negatively.

Net income for the second quarter of 2010 and 2009 was $166,863 and $267,533, respectively which equated to basic and diluted net income per share of $.10 and $.16, respectively. The second quarter of 2010 did not experience any securities gains, but had continued loss of interest due to nonaccrual loans along with expenses and losses on sales of other real estate properties.

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

Net interest income for the first six months of 2010 was $3,451,391 compared to $3,488,554 for the six months of 2009, a modest decline of $37,163. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to the interest rate environment; however, interest income dropped more than interest expense. For the six months ending June 30, 2010 and 2009, the net interest margin was 3.31% and 3.21%, respectively, a 10 basis point increase. The yield on interest earning assets for the year-to-date period ending June 30, 2010 was 5.13% compared to 5.53% for the year-to-date period ending June 30, 2009, a decline of 40 basis points. The funding side of the interest margin dropped during this time period also by 50 basis points. The yield on interest

MAINSTREET BANKSHARES, INC.

June 30, 2010

earning assets has declined due to the interest rate environment, lack of loan demand thus loan fee income has diminished, and continued lost interest on nonaccrual loans. Competition for deposits continues to be fierce in our market. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

Net interest income for the three months ending June 30, 2010 was $1,698,062 compared to $1,749,889 at June 30, 2009, a decline of $51,827. As with the year-to-date comparison, both components declined but interest income dropped more than interest expense. The yield on interest earning assets for the quarter-to-date periods ending June 30, 2010 and 2009 were 3.23% and 3.19%, respectively, a 4 basis point increase. The same issues have affected the second quarter of 2010. It can be noted that the net interest margin for the quarter has declined in comparison to the year-to-date net interest margin by 8 basis points.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level, which, reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on homogenous loan pools, identifying impairment, historical losses, credit concentrations, economic conditions, and other risks. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense.

Our methodology for determining the allowance includes compliance with Financial Accounting Standards No. 5 “Accounting for Contingencies” (FAS ASC 450) and No. 114 “Accounting by Creditors for Impairment of a Loan” (FAS ASC 310) in addition to the 2001 and 2006 Comptroller of the Currency Policy Statements on Allowance for Loan and Lease Losses Methodologies and Documentation. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the general allowance is solely based on historical and qualitative factors with historical losses adjusted. During the fourth quarter of 2008, we adjusted and raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized within FAS 114 (FAS ASC 310) and FAS 5 (FAS ASC 450). Our impaired loans are reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration which includes data for a three year period. Remaining loans are pooled based on homogenous loan groups and allocated based on the Bank’s historical net loss experience. These pools are as follows: 1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology continues to evolve as our company grows and our loan portfolio becomes more diverse.

MAINSTREET BANKSHARES, INC.

June 30, 2010

Provision expense for the first six months of 2010 and 2009 was $591,900 and $267,000, respectively. Our loan volume, net of unearned deferred fees and costs, declined $5.6 million from year-end 2009; however, we prudently continued to add to our loan loss reserve based on our level of criticized and classified loans, our qualitative factors, and our historical loss analysis. Gross charge-offs year-to-date 2010 were $769,102 compared to $178,966 for the year-to-date 2009. Two relationships make up $297.4 thousand of the charge offs which equates to 48.6% of the 2010 expense. The largest charge off was due to updated appraisals obtained upon foreclosure lowering the value of lots which equated to $185.1 thousand. This credit was classified, but performing at year end. Nonperforming loans (nonaccrual and over 90 days past due) were $5,257,178 at June 30, 2010 and $4,443,096 at December 31, 2009, an increase of $814,082, or 18.32%. The allowance for loan losses was $3,105,412 at June 30, 2010 which equated to 1.92% of loans, net of unearned deferred fees and costs. At December 31, 2009, the allowance was $3,277,559, or 1.96% of loans, net of unearned deferred fees and costs. The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2009 was primarily due to a decline in loan volume and a decline in our criticized assets. Net charge-offs of $764,047 and $104,969 for the first six months of 2010 and 2009 equated to .93% and .11%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. The increase in nonperforming loans is primarily due to the deterioration in the real estate market in our area. Prior to 2008, Franklin Bank had minimal historical losses. During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. These factors are reviewed each quarter and were increased somewhat during 2009 for our loans rated special mention due to the continued migration analysis. No material change has occurred since year end 2009.

Provision expense for the second quarter of 2010 and 2009 was $198,600 and $141,000, respectively. Gross charge-offs for the second quarter of 2010 were $401,043 compared to $65,851 for the second quarter of 2009.

Nonaccrual loans (included in the nonperforming loans above) were $4,577,688 at June 30, 2010 which represents 2.83% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. Loans once considered impaired are included in the reserve but if well collateralized no specific reserve is made for them. Of these nonaccrual loans, a total of $481,061 had specific reserves of $162,721 included in the balance of the allowance for loan losses and $502,423 had portions of the loan charged off with no additional impairment at quarter end. Nonaccrual loans at December 31, 2009 were $3,890,152, all of which management considered to be impaired. Of these nonaccrual loans, a total of $42,661 had specific reserves of $26,733 included in the balance of the allowance for loan losses and $1,221,080 had portions of the loan charged off.

MAINSTREET BANKSHARES, INC.

June 30, 2010

Nonaccrual loans have increased; however, due to the collateral supporting the loans, specific reserves only increased $135,988. Some of these loans were part of our criticized and classified loans in our loan loss analysis at December 31, 2009; therefore, these credits were considered in evaluating our allowance for losses in the fourth quarter of 2009. Following is a breakdown of our nonperforming loans by balance sheet type:

	June 30, 2010	December 31, 2009
Commercial	$110,694	$167,267
Real Estate:
Construction and land development	2,821,458	1,863,772
Residential 1-4 families:
First liens	1,633,621	1,615,027
Junior liens	100,000	302,781
Home equity lines	—	—
Commercial real estate	570,368	494,249
Consumer	21,037	—

Total Nonperforming Loans	$5,257,178	$4,443,096

As can be seen by the chart above, construction and land development loans continue to comprise the largest category of nonperforming loans at June 30, 2010 and December 31, 2009 followed closely by loans secured by first liens on residential 1-4 family loans. The remainder of the loans in these categories were performing at June 30, 2010 and December 31, 2009. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio.

The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment was at 9.60% at June 30, 2010. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend.

Until unemployment declines and consumer confidence increases, these trends may continue. Past dues and nonaccruals have increased since year-end; however, they have declined since first quarter of this year. There is continued economic pressure on consumers and business enterprises.

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

MainStreet’s other real estate owned from foreclosed properties at June 30, 2010 and December 31, 2009 was $4,014,791 and $3,513,485, respectively. These properties are recorded at the lower of the carrying value or the fair market value of the property, net of estimated disposal costs. They are being actively marketed.

MAINSTREET BANKSHARES, INC.

June 30, 2010

Noninterest Income

Total noninterest income was $833,922 and $339,699 for the six months ending June 30, 2010 and 2009, respectively, an increase of $494,223, or 145.49%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 6/30/10	YTD 6/30/09	Dollar Change	Percentage Change
Service charges on deposit accounts	$134,480	$148,321	$(13,841)	(9.33)%
Mortgage brokerage income	121,768	108,332	13,436	12.40
Income on bank owned life insurance	53,648	54,769	(1,121)	(2.05)
Gain on sale of securities available for sale	419,937	—	419,937	100.00
Loss on sale of other real estate owned and repossessions	(74,765)	(88,153)	13,388	15.19
Other fee income & miscellaneous	178,854	116,430	62,424	53.62

As mentioned above, total noninterest income increased $494,223 for the six months ending June 30, 2010 compared to the six months ending June 30, 2009. The largest category of increase was in gain on sale of securities available for sale and represents 84.97% of the overall increase in the year to year comparison. During the first quarter of 2010 we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. For the first six months, service charges on deposit accounts declined $13,841 as clients monitor their accounts more closely during these challenging economic times. Mortgage brokerage income reflected a $13,436 increase in brokerage commission which was obtained primarily during the second quarter. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. Franklin Bank experienced a loss on sale of other real estate and repossessions of $74,765 in the first six months of 2010 compared to $88,153 during the first six months of 2009. These also include market write downs of properties once they have been transferred to other real estate when updated information suggests the market value is lower. For the six months ending June 30, 2010, MainStreet recorded miscellaneous income of $178,854 compared to $116,430 for the same period in 2009. This increase in miscellaneous income of $62,424 was primarily attributed from fee income received on investment income of $59.9 thousand for the second quarter of 2010. In the late summer and early fall of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership.

Total noninterest income was $226,566 and $213,868 for the three months ending June 30, 2010 and 2009, respectively, an increase of $12,698, or 5.94%. The following chart demonstrates the categories of change:

Noninterest Income	QTD 6/30/10	QTD 6/30/09	Dollar Change	Percentage Change
Service charges on deposit accounts	$71,708	$77,663	$(5,955)	(7.67)%
Mortgage brokerage income	93,615	55,963	37,652	67.28
Income on bank owned life insurance	26,928	27,465	(537)	(1.96)
Loss on sale of other real estate owned and repossessions	(61,533)	(8,640)	(52,893)	(612.19)
Other fee income & miscellaneous	95,848	61,417	34,431	56.06

Mortgage brokerage income increased the most in the quarter-to-quarter comparison as we experienced greater volume during the second quarter of 2010 versus last year and versus the first quarter of this year. Write-downs and loss on sale of other real estate properties were greater during the second quarter of 2010 compared to the second quarter of 2009 by $52.9 thousand. This was based primarily on the losses on the sales of other real estate. Other fee income increased $34,431 in the second quarter of 2010 compared to the second quarter of 2009 of which $31,561 is attributable to investment income as discussed above.

MAINSTREET BANKSHARES, INC.

June 30, 2010

Noninterest Expense

Total noninterest expense was $3,068,588 and $2,786,561 for the six month period ending June 30, 2010 and 2009, respectively, an increase of $282,027 or 10.12%. The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2010 and 2009, the dollar change, and the percentage change:

Expense	YTD 6/30/10	YTD 6/30/09	Dollar Change	Percentage Change
Salaries and employee benefits	$1,479,064	$1,402,709	$76,355	5.44%
Occupancy and equipment	433,237	411,666	21,571	5.24
Professional fees	132,183	150,887	(18,704)	(12.40)
Outside processing	233,611	220,410	13,201	5.99
FDIC Assessment	273,489	171,793	101,696	59.20
Franchise tax	98,000	105,000	(7,000)	(6.67)
Other real estate and repossessions	87,904	20,710	67,194	324.45
Other expenses	331,100	303,386	27,714	9.13

MainStreet’s employees are its most valuable resource and asset. Salaries and employee benefits comprised 48.20% and 50.34% of total noninterest expense for the six-month periods ending June 30, 2010 and 2009, respectively. This expense increased $76,355 from year-to-date 2009. Within the individual categories of this expense, $62,407 was attributed to salary expense in the hiring of additional employees in August of 2009 along with salary performance increases, and an offset due to the decline in certain commission income paid. Personnel taxes were $11,052 greater than the prior year along with 401-K match up $4,275. Employee insurance costs increased $5,111 in the first six months of 2010 over the same period in 2009 due to increased premiums and additional personnel. Expense for the supplemental executive retirement plan increased $5,497 because of increased salaries for the two covered executives. The credit for FASB 91 salaries expense decreased $6,987 resulting in an actual increase in the year to year comparison. This was due to decreased loan volumes. Occupancy and equipment costs are the next largest expenses of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense increased $21,571 for the first six months of 2010 as compared to the first six months of 2009. This expense was primarily in rent, utilities, and repairs and maintenance costs. Professional fees include fees for audit, legal, and other professional fees declined in comparison to the prior year due to the decline in other professional services expenses. Our FDIC premium increased substantially by 59.20%, or $101,696. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the current recession. These assessments may increase further. This additional cost places a great burden on financial institutions. Other real estate and repossession expenses were $87,904 for the period ending June 30, 2010 which equated to an increase of $67,194 over the yearly comparison. Our other real estate has grown and utilities, repairs not capitalized and other expenses were great during the first half of this year. Other expenses grew $27,714 in 2010 over the 2009 costs.

MAINSTREET BANKSHARES, INC.

June 30, 2010

Total noninterest expense was $1,483,834 and $1,425,594 for the three month period ending June 30, 2010 and 2009, respectively, an increase of $58,240, or 4.09%. The following chart shows the categories of noninterest expenses for the three month period ending June 30, 2010 and 2009, the dollar change, and the percentage change:

Expense	QTD 6/30/10	QTD 6/30/09	Dollar Change	Percentage Change
Salaries and employee benefits	$724,593	$707,488	$17,105	2.42%
Occupancy and equipment	212,990	208,274	4,716	2.26
Professional fees	71,149	75,230	(4,081)	(5.43)
Outside processing	115,317	108,418	6,899	6.36
FDIC Assessment	135,547	94,208	41,339	43.88
Franchise tax	52,500	52,500	—	—
Other real estate and repossessions	3,250	15,347	(12,097)	(78.82)
Other expenses	168,488	164,129	4,359	2.66

The same increases in the year-to-year comparison are reflected in the quarterly comparison. FDIC premium expense demonstrated the largest increase followed by salaries and employee benefits.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at June 30, 2010 and June 30, 2009. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $198,433 and $252,677 for the year-to-date periods ending June 30, 2010 and 2009, respectively. MainStreet recorded income tax expense in the amounts of $75,331 and $129,630 for the three month period ending June 30, 2010 and June 30, 2009, respectively. MainStreet was audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006 during 2008 and 2009. There was no additional assessment pertaining to this audit.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at June 30, 2010 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

MAINSTREET BANKSHARES, INC.

June 30, 2010

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

	June 30, 2010		December 31, 2009
Commercial	$9,920,043	6.14%	$11,882,830	7.11%
Real Estate:
Construction & land development	31,630,761	19.57	34,744,468	20.78
Residential 1-4 families:
First liens	38,550,153	23.85	38,082,662	22.77
Junior liens	10,266,230	6.35	9,011,349	5.39
Home equity lines	12,877,397	7.97	14,974,066	8.96
Commercial real estate	55,953,309	34.62	55,537,593	33.21
Loans to individuals	2,424,139	1.50	2,978,950	1.78

Total Gross Loans	$161,622,032	100.00%	$167,211,918	100.00%

Gross loans decreased $5.6 million, or 3.34% at June 30, 2010 compared to December 31, 2009. As can be seen by the chart above, real estate loans represent 92.36% and 91.11% of gross loans at June 30, 2010 and December 31, 2009, respectively. Franklin Bank has a high concentration of real estate related loans. Accordingly, beginning in the first quarter of 2009, the Bank took steps to reduce certain components of this concentration. During this economic environment, the credit markets have tightened substantially. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for June 30, 2010 was 85.60% compared to 88.57% at December 31, 2009. We lowered our loan to deposit ratio thus increasing liquidity in 2009 and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

MAINSTREET BANKSHARES, INC.

June 30, 2010

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

We have reviewed and revised numerous components and conditions within our credit policies. During the fourth quarter of 2008 we began discussions surrounding the level of our credit concentrations. During the second quarter of 2009 we prudently adjusted concentration limits to better reflect the current environment. We have lowered these concentration levels and are primarily within our current target limits. We lowered them through participations when warranted; through renewals; and the assessment of new credits within areas of high concentrations. During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products. We reduced our maximum debt to income ratio for all retail loans to 40% from 45%. On our retail products, we have terminated the use of interest only payments except on construction loans and bridge loans and unsecured retail lines with a one-year term which are underwritten on strict guidelines. During the first quarter of 2009, the credit policy was modified to reflect that new loans originated must have a maximum loan-to-value of 80% from the then policy of 90%; certain loans have lower limits that we have not modified as follows: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price; and stock (75%). During the second quarter of 2009 we engaged an outside service to perform environmental risk assessments prior to funding. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting.

In addition, in early 2009 we hired an experienced in-house credit analyst and purchased software to assist lenders with cash flow and certain ratio analysis. We also purchased software to assist with the credit ratings of loans upon origination, renewal, and the receipt of new financials.

Approximately 27% of our loan portfolio consists of variable rate loans. Variable commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten at 1.5% of the full committed loan amount.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a substantial portion of our lending is real estate based and dependent on buyers who move into our region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at June 30, 2010. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $36,134,521; loans for construction of buildings with an outstanding balance of $17,952,169; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $10,220,229. At December 31, 2009, there were three areas classified as concentrations of credit which were loans for real estate to commercial borrowers with an outstanding balance of $33,481,480; loans for construction of buildings with an outstanding balance of $19,975,992; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $11,553,967.

MAINSTREET BANKSHARES, INC.

June 30, 2010

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

	June 30, 2010
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$615,715	$380,209	$235,506
Speculative lot loans	11,713,014	7,150,833	4,562,181
Speculative single-family housing construction	2,767,549	2,767,549	—

	December 31, 2009
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$1,096,404	$545,143	$551,261
Speculative lot loans	9,557,763	7,205,783	2,351,980
Speculative single-family housing construction	4,003,397	4,003,397	—

Overall, our concentrations have declined since year end 2009. Some of the individual buckets have seen increases; however, we continue to monitor these loans closely.

Impaired loans totaled $4,577,688 at June 30, 2010, all of which were on nonaccrual status. Please refer to Note #4 to the consolidated financial statements for a discussion of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis for a detailed discussion.

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

MAINSTREET BANKSHARES, INC.

June 30, 2010

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

Deposits

Total deposits at June 30, 2010 and December 31, 2009 were $188,925,482 and $188,916,780, respectively, very stable with a slight increase of $8,702. The deposit mix was as follows:

	June 30, 2010		December 31, 2009
Demand	$19,244,394	10.18%	$17,582,511	9.31%
Interest checking	9,443,212	5.00	10,587,096	5.60
Money markets	22,932,334	12.14	20,276,840	10.73
Savings	11,186,109	5.92	11,048,157	5.85
Time deposits $100,000 and over	54,102,740	28.64	55,692,523	29.48
Other time deposits	72,016,693	38.12	73,729,653	39.03

Total	$188,925,482	100.00%	$188,916,780	100.00%

As can be seen by the chart, the largest components of deposits are time deposits including those $100,000 and over. Our deposits have remained stable at June 30, 2010 in comparison to year-end 2009; however, the mix has changed slightly. Demand deposits and money market accounts have increased somewhat while interest checking accounts and all time deposits have declined. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits continues to be fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 1.95% and 2.73%, respectively, for the six months ended June 30, 2010 and June 30, 2009. This decline of 78 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. Franklin Bank experienced attrition in deposits in late 2008 as other banks were challenged by liquidity issues and raised interest rates paid on deposits. This stabilized during 2009. Franklin Bank, however, did attract brokered deposits for the first time during 2009. These deposits were $6.4 million at June 30, 2010 which included deposits through the CDARS program.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Deposit rates have been lowered, but because of the competition for deposits and the declining interest rates on loans the net interest margin continues to be compressed and net income suffers as a result.

Borrowings

MainStreet has several outlets for borrowings generally to assist with liquidity. At June 30, 2010, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta, overnight federal funds purchased, or corporate cash management accounts.

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at June 30, 2010 and December 31, 2009.

MAINSTREET BANKSHARES, INC.

June 30, 2010

Overnight federal funds purchased were $0 at June 30, 2010 and December 31, 2009.

The Corporation currently has no short-term or long-term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.

Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at June 30, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at June 30, 2010.

Shareholders’ Equity

Total shareholders’ equity was $22,246,315 and $21,777,262 at June 30, 2010 and December 31, 2009, respectively. Book value per share was $12.98 and $12.71 at June 30, 2010 and December 31, 2009, respectively.

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

	June 30, 2010	December 31, 2009
Tier I Leverage Ratio (Actual)	9.61%	9.43%
Tier I Leverage Ratio (Quarterly Ave.)	9.69	9.33
Tier I Risk-Based Capital Ratio	13.56	12.93
Tier II Risk-Based Capital Ratio	14.81	14.19

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at June 30, 2010 and Franklin Bank is compliant with its capital plan under the Agreement with the OCC.

MAINSTREET BANKSHARES, INC.

June 30, 2010

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve. Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments in the amount of $21,651,148 at June 30, 2010. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At June 30, 2010 and December 31, 2009, we had available credit from borrowing in the amount of $40,787,382 and $44,797,545, respectively. MainStreet’s ratio of liquid assets to total liabilities at June 30, 2010 and December 31, 2009 was 17.94% and 13.97%, respectively.

Core deposits are the primary foundation for liquidity. Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized. Franklin Bank experienced attrition of deposits in the latter half of 2008 as deposit interest rates increased as institutions sought to maintain liquidity as consumers were withdrawing deposits due to concerns over the health of the country’s financial system. In the first quarter of 2009, we developed relationships with several entities allowing for the gathering of brokered deposits. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits in the amount of $6.4 million as of June 30, 2010 which is less than 4% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At June 30, 2010, this would allow us to gather an additional $22.0 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At June 30, 2010, Franklin Bank had $3.8 million in internet certificates of deposit.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques to manage interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300, and 400 interest rate environment, as applicable. A shock report for these rates along with a ramped approach with each is modeled. With the shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.

MAINSTREET BANKSHARES, INC.

June 30, 2010

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at June 30, 2010 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

	Net Interest Income Percentage Change From Level Rates
Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	12.00	19.00
+300 bp	6.25	9.00	15.00
+200 bp	5.25	6.00	10.00
+100 bp	4.25	3.00	4.00
-100 bp	2.25	- 1.00	0.00
-200 bp	1.25	0.00	1.00
-300 bp	.25	- 1.00	0.00

MainStreet is asset sensitive to changes in the interest rate environment particularly due to the level of variable rate loans. We have been proactively adding floors to our new and existing loans upon renewal. We can see the positive impact that this has on our net interest income in the declining interest rate environment.

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

MAINSTREET BANKSHARES, INC.

June 30, 2010

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-29 will have on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

June 30, 2010

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

Date: August 12, 2010	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: August 12, 2010	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d) – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Index to Exhibits (con’t)

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.