Form 10-Q
period 2010-09-30
MAINSTREET BANKSHARES INC
filed 2010-11-10
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of November 9, 2010

MAINSTREET BANKSHARES, INC.

Form 10-Q

MAINSTREET BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited).

2.	Consolidated Statements of Income for the quarters and year-to-date periods ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$2,899,843	$2,304,962
Interest-bearing deposits in banks	13,510,365	20,185,683
Federal funds sold	8,305,000	605,000

Total Cash and Cash Equivalents	24,715,208	23,095,645
Securities available for sale, at fair value	26,871,509	23,978,339
Restricted equity securities	1,018,600	1,063,800

Loans:
Total Gross Loans	161,756,357	167,211,918
Unearned deferred fees and costs, net	89,206	105,524

Loans, net of unearned deferred fees and costs	161,845,563	167,317,442
Less: Allowance for loan losses	(3,483,028)	(3,277,559)

Net Loans	158,362,535	164,039,883
Bank premises and equipment, net	1,838,057	1,960,706
Accrued interest receivable	755,711	814,931
Bank owned life insurance	2,912,388	2,831,493
Other real estate owned, net of valuation allowance	4,194,178	3,513,485
Other assets	2,752,939	3,905,131

TOTAL ASSETS	$223,421,125	$225,203,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand deposits	$19,498,465	$17,582,511
Interest bearing deposits	167,023,851	171,334,269

Total Deposits	186,522,316	188,916,780

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,164,677	1,009,371

Total Liabilities	201,186,993	203,426,151

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at September 30, 2010 and December 31, 2009, respectively	17,861,080	17,843,650
Retained earnings	3,917,120	3,341,057
Accumulated other comprehensive income	455,932	592,555

Total Shareholders’ Equity	22,234,132	21,777,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$223,421,125	$225,203,413

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Interest and Dividend Income:
Interest and fees on loans	$2,420,468	$2,610,106
Interest on interest-bearing deposits	8,303	8,480
Interest on federal funds sold	3,224	1,504
Interest on securities available for sale	246,861	287,700
Dividends on restricted equity securities	7,216	7,843

Total Interest and Dividend Income	2,686,072	2,915,633

Interest Expense:
Interest on time deposits $100,000 and over	299,510	443,337
Interest on other deposits	449,588	609,992
Interest on short-term borrowings	—	87
Interest on repurchase agreements	135,623	135,623

Total Interest Expense	884,721	1,189,039

Net Interest Income	1,801,351	1,726,594
Provision for loan losses	505,600	390,000

Net Interest Income After Provision for Loan Losses	1,295,751	1,336,594

Noninterest Income:
Service charges on deposit accounts	86,582	72,926
Mortgage brokerage income	69,063	41,658
Income on bank owned life insurance	27,247	27,766
Gain on sale of securities available for sale	230,689	—
Loss and impairment of other real estate owned and repossessions	(82,551)	(8,289)
Other fee income and miscellaneous income	105,400	60,835

Total Noninterest Income	436,430	194,896

Noninterest Expense:
Salaries and employee benefits	747,274	709,687
Occupancy and equipment expense	214,692	200,819
Professional fees	67,885	69,600
Outside processing	110,317	109,722
FDIC assessment	137,926	70,019
Franchise tax	52,500	52,500
Other real estate and repossessions	12,872	10,518
Other expenses	172,235	154,556

Total Noninterest Expense	1,515,701	1,377,421

Net Income Before Tax	$216,480	$154,069
Income Tax Expense	66,809	46,841

Net Income	$149,671	$107,228

Net Income Per Share Basic	$.09	$.06

Net Income Per Share Diluted	$.09	$.06

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Interest and Dividend Income:
Interest and fees on loans	$7,217,395	$8,048,440
Interest on interest-bearing deposits	27,850	8,600
Interest on federal funds sold	6,549	7,711
Interest on securities available for sale	759,898	836,088
Dividends on restricted equity securities	21,100	20,303

Total Interest and Dividend Income	8,032,792	8,921,142

Interest Expense:
Interest on time deposits $100,000 and over	944,742	1,387,999
Interest on other deposits	1,432,827	1,897,229
Interest on short-term borrowings	34	18,319
Interest on repurchase agreements	402,447	402,447

Total Interest Expense	2,780,050	3,705,994

Net Interest Income	5,252,742	5,215,148
Provision for loan losses	1,097,500	657,000

Net Interest Income After Provision for Loan Losses	4,155,242	4,558,148

Noninterest Income:
Service charges on deposit accounts	221,062	221,247
Mortgage brokerage income	190,831	149,990
Income on bank owned life insurance	80,895	82,535
Gain on sale of securities available for sale	650,626	—
Loss and impairment of other real estate owned and repossessions	(157,316)	(96,442)
Other fee income and miscellaneous income	284,254	177,265

Total Noninterest Income	1,270,352	534,595

Noninterest Expense:
Salaries and employee benefits	2,226,338	2,112,396
Occupancy and equipment expense	647,929	612,485
Professional fees	200,068	220,487
Outside processing	343,928	330,132
FDIC assessment	411,415	241,812
Franchise tax	150,500	157,500
Other real estate and repossessions	100,776	31,228
Other expenses	503,335	457,942

Total Noninterest Expense	4,584,289	4,163,982
Net Income Before Tax	$841,305	$928,761
Income Tax Expense	265,242	299,518

Net Income	$576,063	$629,243

Net Income Per Share Basic	$.34	$.37

Net Income Per Share Diluted	$.34	$.37

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash Flows From Operating Activities
Net income from operations	$576,063	$629,243
Provision for loan losses	1,097,500	657,000
Depreciation and amortization	176,973	192,345
Amortization of discounts and premiums, net	57,460	(5,359)
Gain on sale of securities	(650,626)	—
Loss and impairment on other real estate owned and repossessions	157,316	96,442
Stock option expense	17,430	33,477
Deferred tax benefit	(154,607)	(122,751)
Decrease in accrued interest receivable	59,220	72,564
(Increase) decrease in other assets	766,738	(140,786)
Increase in value of bank owned life insurance	(80,895)	(82,535)
Increase in accrued interest payable and other liabilities	155,306	165,816

Net cash provided by operating activities	2,177,878	1,495,456

Cash Flows From Investing Activities
Purchases of bank premises and equipment	(54,324)	(57,869)
Purchases of securities available for sale	(26,232,250)	(11,944,882)
Purchases of restricted equity securities	—	(78,900)
Redemptions of restricted equity securities	45,200	450,000
Calls/maturities/repayments of securities available for sale	10,464,672	9,813,238
Proceeds from sale of securities	13,260,569	—
Capital improvements to other real estate owned	(290,923)	(136,859)
Proceeds from sale of other real estate owned and repossessions	2,970,595	1,923,163
Loan originations and principal collections, net	1,672,610	14,842,566

Net cash provided by investing activities	1,836,149	14,810,457

Cash Flows From Financing Activities
Increase in non-interest bearing deposits	1,915,954	2,581,864
Increase (decrease) in interest bearing deposits	(4,310,418)	16,432,937
Repayment of short-term borrowings	—	(16,711,375)

Net cash provided by (used in) financing activities	(2,394,464)	2,303,426

Net increase in cash and cash equivalents	$1,619,563	$18,609,339
Cash and cash equivalents at beginning of period	23,095,645	3,175,029

Cash and cash equivalents at end of period	$24,715,208	$21,784,368

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,846,475	$3,684,101

Cash paid during the period for taxes	$—	$393,000

Unrealized gain (loss) on securities available for sale	$(207,005)	$529,966

Transfers between loans, other real estate & other assets	$3,402,085	$1,928,456

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2010 and December 31, 2009 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$8,231,015	$46,400	$(50)	$8,277,365
Mortgage backed securities	17,987,961	606,183	—	18,594,144

Total securities available for sale	$26,218,976	$652,583	$(50)	$26,871,509

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government sponsored agencies	$1,647,191	$7,377	$(22,847)	$1,631,721
Mortgage backed securities	21,471,609	905,079	(30,070)	22,346,618

Total securities available-for-sale	$23,118,800	$912,456	$(52,917)	$23,978,339

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at September 30, 2010, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$5,000,000	$4,999,950
Due after one year but within five years	2,100,000	2,106,118
Due after five years but within ten years	384,600	409,204
Due after ten years	18,734,376	19,356,237

	$26,218,976	$26,871,509

There were gross gains of $650,626 and no losses recorded on sales and calls of securities available for sale at September 30, 2010. There were gross gains of $419,937 during the first quarter of 2010 and gross gains of $230,689 during the third quarter of 2010. There were no gross gains and no gross losses realized on sales and calls of securities available for sale for the nine months ended September 30, 2009.

The following table demonstrates the unrealized loss position of securities available for sale at September 30, 2010.

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Agencies	$4,999,950	$(50)	$—	$—	$4,999,950	$(50)
Mortgage backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,999,950	$(50)	$—	$—	$4,999,950	$(50)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at September 30, 2010 and December 31, 2009. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $583,500 and $628,700 at September 30, 2010 and December 31, 2009, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in 2010 and 2009, the Corporation does not consider this investment to be other than temporarily impaired at September 30, 2010 and no impairment has been recognized. FHLB did repurchase some excess capital stock during July 2010 and August 2010.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Commercial	$10,020,132	$11,882,830
Real Estate:
Construction and land development	31,367,444	34,744,468
Residential 1-4 families:
First liens	39,547,436	38,082,662
Junior liens	10,136,985	9,011,349
Home equity lines	11,560,119	14,974,066
Commercial real estate	56,769,347	55,537,593
Consumer	2,354,894	2,978,950

Total Gross Loans	$161,756,357	$167,211,918

Overdrafts reclassified to loans at September 30, 2010 and December 31, 2009 were $9,808 and $56,527, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Balance at beginning of year	$3,277,559	$3,502,029
Provision for loan losses	1,097,500	657,000
Recoveries	21,107	75,509
Charge-offs	(913,138)	(463,049)

Balance at period end	$3,483,028	$3,771,489

Net charge-offs of $892,031 and $387,540 for the first nine months of 2010 and 2009, respectively, equated to .73% and .28%, respectively, of average loans outstanding net of unearned income and deferred fees. The loan loss reserve at September 30, 2010 was $3,483,028 or 2.15% of loans, net of unearned income and deferred fees. At December 31, 2009, the loan loss reserve was $3,277,559 or 1.96% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	September 30, 2010	December 31, 2009
Nonaccrual loans and leases	$4,666,961	$3,890,152
Loans 90 days or more past due and still accruing	1,043,265	552,944

Total nonperforming loans	5,710,226	4,443,096
Foreclosed real estate	4,194,178	3,513,485
Other foreclosed property	6,000	—

Total foreclosed property	4,200,178	3,513,485

Total nonperforming assets	$9,910,404	$7,956,581

Impaired loans totaled $4,666,961 and $3,890,152 at September 30, 2010 and December 31, 2009, respectively, of which all were on nonaccrual. The average balance for impaired loans was approximately $4,500,591 for the nine month period ended September 30, 2010 and $6,576,249 for the year ending December 31, 2009. Of the $4,666,961 of impaired loans at September 30, 2010, $1,118,358 had specific reserves of $293,059 included in the allowance for loan losses and $109,768 had portions of the loan charged off with no additional impairment at quarter end. Of the $3,890,152 of impaired loans at December 31, 2009, $42,661 had specific reserves of $26,733 included in the allowance for loan losses and $1,221,080 had portions of the loan charged off. Following is a breakdown of the interest for nonaccrual loans for periods ending September 30, 2010 and 2009, respectively.

	September 30, 2010	September 30, 2009
Interest that would have been earned	$271,856	$419,125
Interest reflected in income	85,192	154,012

Lost interest	$186,664	$265,113

At September 30, 2010 and December 31, 2009 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $390,275 and $304,703, respectively. These loans did not have any additional commitments at September 30, 2010 and December 31, 2009, respectively. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at September 30, 2010 and December 31, 2009, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

Note 5 – Borrowings

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at September 30, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at September 30, 2010.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts were $0 at September 30, 2010 and December 31, 2009, respectively.

Note 6 – Net Income Per Share

The following tables show the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.09	1,713,375	$.06

Effect of dilutive securities:
Stock options and warrants	—		—

Earnings per share, diluted	1,713,375	$.09	1,713,375	$.06

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 and 223,824 for the third quarter ending September 30, 2010 and 2009, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.34	1,713,375	$.37

Effect of dilutive securities:
Stock options and warrants	—		—

Earnings per share, diluted	1,713,375	$.34	1,713,375	$.37

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 and 223,824 for the year-to-date periods ending September 30, 2010 and 2009, respectively.

Note 7 – Comprehensive Income

There are established standards for reporting and presentation of comprehensive income and its components. The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of September 30, 2010 and 2009.

	September 30, 2010	September 30, 2009
Net Income	$576,063	$629,243

Net unrealized holding gains during the period	443,621	529,966
Less reclassification adjustments for gains included in net income, net of tax	(429,413)	—
Income tax expense	(150,831)	(180,189)

Change in accumulated other comprehensive income	(136,623)	349,777

Total Comprehensive Income	$439,440	$979,020

Note 8 – Stock Options and Warrants

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitled the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants were detachable and the shares with which they were originally issued as a unit could have been separately transferred. The warrants were generally not transferable except by operation of law. BankShares had the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise was reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 55,916 were fully vested, 27,500 had been exercised, and 12,834 had been forfeited as of September 30, 2010. The remaining 55,916 warrants expired on July 24, 2010.

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of September 30, 2010, there were 136,527 stock options granted under this Plan of which 822 stock options have been exercised and 7,433 stock options were forfeited.

As of September 30, 2010 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

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

MainStreet recorded $5,810 and $11,159 in equity-based compensation cost during the quarters ended September 30, 2010 and 2009, respectively. MainStreet recorded $17,430 and $33,477 in equity based compensation cost during the year-to-date periods ending September 30, 2010 and September 30, 2009, respectively.

MainStreet did not have anyone exercise warrants or stock options during the year–to-date periods ended September 30, 2010 and 2009 respectively. All 55,916 warrants outstanding expired on July 24, 2010. Following is a status and summary of changes in options and warrants during the nine months ended September 30, 2010:

	Nine Month Period Ended September 30, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	217,188	$11.38
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,916)	9.09

Outstanding at September 30, 2010	161,272	$12.17	4.92	$—

Exercisable at September 30, 2010	156,852	$12.09	4.86	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on changes in the market value of the Corporation’s stock.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

As of September 30, 2010 and 2009, there was $5,810 and $34,399, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of three years.

As of September 30, 2010, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
9.55	33,000	2.75
12.09	85,147	5.15
12.09	17,299	5.25
16.75	12,566	6.25
15.00	8,840	7.20

$9.55 - $16.75	156,852

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2010, outstanding commitments to extend credit including letters of credit were $18,623,488. There are no commitments to extend credit on impaired loans.

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

September 30, 2010

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements at September 30, 2010 Using
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$26,871,509	$—	$26,871,509	$—

Total assets at fair value	$26,871,509	$—	$26,871,509	$—

Total liabilities at fair value	$—	$—	$—	$—

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

		Carrying value at September 30, 2010
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$935,067	$—	$661,926	$273,141
Other Real Estate Owned	4,194,178	—	3,266,744	927,434

Total assets at fair value	$5,129,245	$—	$3,928,670	$1,200,575

Total liabilities at fair value	$—	$—	$—	$—

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$1,237,008	$—	$1,237,008	$—
Other Real Estate Owned	3,513,485	—	2,123,236	1,390,249

Total assets at fair value	$4,750,493	$—	$3,360,244	$1,390,249

Total liabilities at fair value	$—	$—	$—	$—

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

The estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,899,843	$2,899,843
Interest-bearing deposits in banks	13,510,365	13,510,365
Federal funds sold	8,305,000	8,305,000
Securities available-for-sale	26,871,509	26,871,509
Restricted equity securities	1,018,600	1,018,600
Loans, net	158,362,535	158,318,392
Accrued interest receivable	755,711	755,711

Total Financial Assets	$211,723,563	$211,679,420

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,498,465	$19,498,465
Interest bearing deposits	167,023,851	166,611,372
Repurchase agreements	13,500,000	14,500,950
Accrued interest payable	355,106	355,106

Total Financial Liabilities	$200,377,422	$200,965,893

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

September 30, 2010

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

September 30, 2010

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

General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated as a Virginia corporation on January 14, 1999. The Corporation was primarily organized to serve as a bank holding Company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”), located in Martinsville, Virginia, which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, N.A. (“Franklin Bank”) to serve the Franklin County area of Virginia. Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has four banking offices in Rocky Mount and Franklin County. Franklin Bank is the only banking subsidiary of MainStreet. All deposits, loans and applicable allowances are attributable to Franklin Bank. On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) office of Franklin Bank.

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

MAINSTREET BANKSHARES, INC.

September 30, 2010

•

Develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel were designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. We hired a credit analyst who performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software has also been purchased to assist the credit analyst and lenders in the risk rating of each loan.

•

Eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank dedicated an experienced employee to work through problem assets. The other actions described above also provide compliance with this requirement.

•

Enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At September 30, 2010, brokered deposits were $6.5 million and were 3.45% of total deposits. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan which was executed. The plan included detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy. We are continuing to update the three-year plan.

Under the Agreement, a Compliance Committee of three members of the Franklin Bank’s Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the

MAINSTREET BANKSHARES, INC.

September 30, 2010

Agreement could subject Franklin Bank and its directors to additional enforcement actions. While Franklin Bank has taken the necessary actions to enable compliance with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement. Such compliance is costly and may affect the operations of Franklin Bank and the Corporation. Franklin Bank met the required time lines for submission of information to the OCC and submits quarterly reports timely.

The Compliance Committee of Franklin Bank continues to meet monthly to ensure adherence and compliance with the Agreement. The Committee reviews the formal agreement by article in detail at each meeting along with the corresponding actions of Franklin Bank within each article. The Compliance Committee also reviews and monitors reports for compliance and reports monthly to the full board of directors.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. It is using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner. MainStreet submits updates quarterly to the Federal Reserve.

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

MAINSTREET BANKSHARES, INC.

September 30, 2010

appropriate. However, the amount of the change cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at September 30, 2010 were $223.4 million compared to $225.2 million at December 31, 2009, a modest decline of $1.8 million, or .79%. The composition of the balance sheet has changed somewhat from December 31, 2009. Loan volume has declined while securities available for sale and cash and cash equivalents have experienced increases. Loan demand continues to remain soft in our market demonstrated by loans, net of unearned deferred fees and costs, declining $5.5 million, or 3.27%. We continue to monitor our asset quality closely due to the high level of nonperforming loans, criticized and classified loans, economic uncertainty and unemployment levels. Liquidity remains a continued focus for our Company. During these economic times, it is prudent to maintain excess liquidity. Total cash and cash equivalents were $24.7 million at September 30, 2010 compared to $23.1 million at December 31, 2009. Securities available for sale also increased from year end by $2.9 million with $10.0 million unpledged and available if needed. Our liquidity ratio was strong at 16.71% at quarter end. Deposits at September 30, 2010 have remained comparable to year-end 2009 with a modest decline of $2.4 million, or 1.27%. Total shareholders’ equity was $22.2 million at September 30, 2010. MainStreet and Franklin Bank were well capitalized at September 30, 2010 under bank regulatory classifications. The book value of shareholders’ equity at September 30, 2010 was $12.98 per share.

Net income for the nine month periods ending September 30, 2010 and 2009 was $576,063 and $629,243, respectively, which equated to basic and diluted net income per share of $.34 and $.37, respectively. Annualized return on average assets at September 30, 2010 was .35% and annualized return on average shareholders’ equity was 3.48%. Annualized return on average assets at September 30, 2009 was .37% and annualized return on average shareholders’ equity was 3.82%. The largest components affecting net income, return on average assets and return on average shareholders’ equity were expenses and losses on sales of our other real estate properties, loss of interest on nonaccrual loans, and provision expense, all of which are credit related. During the first quarter of 2010 we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains along with selecting securities for rate that would have added extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. We continued this strategy during the third quarter and sold approximately $4.4 million in securities available for sale. This resulted in a year-to-date pre-tax gain on sale of securities available for sale of $650,626, and an after tax gain of $429,413. In addition, the lack of loan volume affects loan fee income and interest income negatively.

Net income for the third quarter of 2010 and 2009 was $149,671 and $107,228, respectively which equated to basic and diluted net income per share of $.09 and $.06, respectively. The third quarter of 2010 included a pre-tax gain from the sale of securities available for sale of $230,689, or $152,255 after tax income. We also continued to feel the effects of loss of interest due to nonaccrual loans along with expenses and losses on sales of other real estate properties.

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

MAINSTREET BANKSHARES, INC.

September 30, 2010

Net interest income for the first nine months of 2010 was $5,252,742 compared to $5,215,148 for the nine months of 2009, a modest increase of $37,594. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to the interest rate environment. The decline in interest income was also due to lost interest income on loans on nonaccrual status. For the nine months ending September 30, 2010 and 2009, the net interest margin was 3.33% and 3.17%, respectively, a 16 basis point increase. The yield on interest earning assets for the year-to-date period ending September 30, 2010 was 5.09% compared to 5.42% for the year-to-date period ending September 30, 2009, a decline of 33 basis points. The funding side of the interest margin also dropped during this time period by 49 basis points. The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand thus loan fee income has diminished, and continued lost interest on nonaccrual loans. Competition for deposits continues to be fierce in our market. Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

Net interest income for the three months ending September 30, 2010 was $1,801,351 compared to $1,726,594 at September 30, 2009, an increase of $74,757. The yield on interest earning assets for the quarter-to-date periods ending September 30, 2010 and 2009 were 3.36% and 3.09%, respectively, a 27 basis point increase. The same issues discussed above for the year-to-date period have affected the second quarter of 2010. The net interest margin for the quarter has remained steady in comparison to the year-to-date net interest margin.

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

MAINSTREET BANKSHARES, INC.

September 30, 2010

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

Provision expense for the first nine months of 2010 and 2009 was $1,097,500 and $657,000, respectively. Our loan portfolio, net of unearned deferred fees and costs, declined $5.5 million from year-end 2009; however, we continued to add to our loan loss reserve based on our level of criticized and classified loans, our qualitative factors, our migration, and our historical loss analysis. Gross charge-offs year-to-date 2010 were $913,138 compared to $463,049 for the year-to-date 2009. Nonperforming loans (nonaccrual and over 90 days past due) were $5,710,226 at September 30, 2010 and $4,443,096 at December 31, 2009, an increase of $1.3 million, or 28.52%. The allowance for loan losses was $3,483,028 at September 30, 2010 which equated to 2.15% of loans, net of unearned deferred fees and costs. At December 31, 2009, the allowance was $3,277,559, or 1.96% of loans, net of unearned deferred fees and costs. The increase in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2009 was primarily due to the increase in the balance of our criticized and classified loans along with an increase in specific reserves. Net charge-offs of $892,031 and $387,540 for the first nine months of 2010 and 2009 equated to .73% and .28%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. The increase in nonperforming loans is primarily due to the deterioration in the real estate market in our area. Prior to 2008, Franklin Bank had minimal historical losses. During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. These factors are reviewed each quarter and were increased somewhat during 2009 for our loans rated special mention due to the continued migration analysis. No material change has occurred since year end 2009.

Provision expense for the third quarter of 2010 and 2009 was $505,600 and $390,000, respectively. Net charge-offs for the third quarter of 2010 were $127,984 compared to $282,571 for the third quarter of 2009.

Nonaccrual loans (included in the nonperforming loans above) were $4,666,961 at September 30, 2010 which represents 2.88% of loans, net of unearned deferred fees and costs. Management considers these loans impaired. Loans once considered impaired are included in the reserve but if well collateralized no specific reserve is made for them. Of these nonaccrual loans, a total of $1,118,358 had specific reserves of $293,059 included in the balance of the allowance for loan losses and $109,768 had portions of the loan charged off with no additional impairment at quarter end. Nonaccrual loans at December 31, 2009 were $3,890,152, all of which management considered to be impaired. Of these nonaccrual loans, a total of $42,661 had specific reserves of $26,733 included in the balance of the allowance for loan losses and $1,221,080 had portions of the loan charged off.

MAINSTREET BANKSHARES, INC.

September 30, 2010

Nonaccrual loans have increased and specific reserves have also increased primarily based upon the collateral supporting the loans. Some of these loans were part of our criticized and classified loans in our loan loss analysis at December 31, 2009; therefore, these credits were considered in evaluating our allowance for losses in the fourth quarter of 2009. Following is a breakdown of our nonperforming loans by balance sheet type:

	September 30, 2010	December 31, 2009
Commercial	$402,010	$167,267
Real Estate:
Construction and land development	2,524,710	1,863,772
Residential 1-4 families:
First liens	1,540,592	1,615,027
Junior liens	389,823	302,781
Home equity lines	—	—
Commercial real estate	833,416	494,249
Consumer	19,675	—

Total Nonperforming Loans	$5,710,226	$4,443,096

As can be seen by the chart above, construction and land development loans continue to comprise the largest category of nonperforming loans at September 30, 2010 and December 31, 2009 followed closely by loans secured by first liens on residential 1-4 family loans. The remainder of the loans in these categories were performing at September 30, 2010 and December 31, 2009. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio.

The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment was at 7.60% at September 30, 2010. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend.

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

MainStreet’s other real estate owned from foreclosed properties and other repossessions at September 30, 2010 and December 31, 2009 was $4,194,178 and $3,513,485, respectively. These properties are recorded at the lower of the carrying value or the fair market value of the property, net of estimated disposal costs. They are being actively marketed.

Noninterest Income

Total noninterest income was $1,270,352 and $534,595 for the nine months ending September 30, 2010 and 2009, respectively, an increase of $735,757, or 137.63%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 9/30/10	YTD 9/30/09	Dollar Change	Percentage Change
Service charges on deposit accounts	$221,062	$221,247	$(185)	(.08)%
Mortgage brokerage income	190,831	149,990	40,841	27.23
Income on bank owned life insurance	80,895	82,535	(1,640)	(1.99)
Gain on sale of securities available for sale	650,626	—	650,626	100.00
Loss on sale of other real estate owned and repossessions	(157,316)	(96,442)	(60,874)	(63.12)
Other fee income & miscellaneous	284,254	177,265	106,989	60.36

MAINSTREET BANKSHARES, INC.

September 30, 2010

As mentioned above, total noninterest income increased $735,757 for the nine months ending September 30, 2010 compared to the nine months ending September 30, 2009. The largest variance from the prior year was in recorded gains on securities available for sale which was $650,626 year-to-date September 30, 2010. There were no security sales during the same period in 2009. During the first quarter of 2010, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. During the third quarter of 2010 we continued this strategy and sold $4.4 million in securities available for sale. Our service charges on deposit accounts have remained stable in the year to year comparison; however, our fee income has declined somewhat. The decline in waived non-sufficient fund fees has allowed us to maintain our overall fees in comparison to 2009. Mortgage brokerage income reflected a $40,841 increase in brokerage commission which was obtained primarily during the second and third quarters. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. Franklin Bank experienced a loss on sale of other real estate and repossessions of $157,316 in the first nine months of 2010 compared to $96,442 during the first nine months of 2009. These also include market write downs of properties once they have been transferred to other real estate when updated information suggests the market value is lower. For the first nine months of 2010, MainStreet recorded other fee income and miscellaneous income of $284,254 compared to $177,265 for the same period in 2009. This reflects an increase of $106,989, or 60.36%. Of this amount, $101,320 was primarily attributed to fee income received on investment income. In the late summer and early fall of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership.

Total noninterest income was $436,430 and $194,896 for the three months ending September 30, 2010 and 2009, respectively, an increase of $241,534, or 123.93%. The following chart demonstrates the categories of change:

Noninterest Income	QTD 9/30/10	QTD 9/30/09	Dollar Change	Percentage Change
Service charges on deposit accounts	$86,582	$72,926	$13,656	18.73%
Mortgage brokerage income	69,063	41,658	27,405	65.79
Income on bank owned life insurance	27,247	27,766	(519)	(1.87)
Gain on sale of securities available for sale	230,689	—	230,689	100.00
Loss on sale of other real estate owned and repossessions	(82,551)	(8,289)	(74,262)	(895.91)
Other fee income & miscellaneous	105,400	60,835	44,565	73.26

Gains of $230,689 on sale of securities available for sale contributed primarily to the increase in the quarter-to-quarter comparison of noninterest income. As discussed above, we continued our strategy to sell mortgage backed

MAINSTREET BANKSHARES, INC.

September 30, 2010

securities. Mortgage brokerage income increased $27,405 during the third quarter of 2010 compared to the third quarter of 2009. Service charges on deposit accounts also experienced a positive variance of $13,656 in the quarter-to-quarter comparison. For the third quarter of 2010, loss and write-down of other real estate properties was $82,551. Other real estate was $4.2 million at September 30, 2010. Other fee income and miscellaneous increased $44,565 in the third quarter of 2010 compared to the third quarter of 2009 of which $41,418 is attributable to investment income as discussed above.

Noninterest Expense

Total noninterest expense was $4,584,289 and $4,163,982 for the nine month period ending September 30, 2010 and 2009, respectively, an increase of $420,307 or 10.09%. The following chart shows the categories of noninterest expenses for the nine month period ending September 30, 2010 and 2009, the dollar change, and the percentage change:

Expense	YTD 9/30/10	YTD 9/30/09	Dollar Change	Percentage Change
Salaries and employee benefits	$2,226,338	$2,112,396	$113,942	5.39%
Occupancy and equipment	647,929	612,485	35,444	5.79
Professional fees	200,068	220,487	(20,419)	(9.26)
Outside processing	343,928	330,132	13,796	4.18
FDIC Assessment	411,415	241,812	169,603	70.14
Franchise tax	150,500	157,500	(7,000)	(4.44)
Other real estate and repossessions	100,776	31,228	69,548	222.71
Other expenses	503,335	457,942	45,393	9.91

MainStreet’s employees are its most valuable resource and asset. Salaries and employee benefits comprised 48.56% and 50.73% of total noninterest expense for the nine-month periods ending September 30, 2010 and 2009, respectively. Overall salaries and employee benefits expense increased $113,942, or 5.39%, in comparison to the year-to-date expense in 2009. Within the individual categories of this expense, $125,546 was attributed to salary expense in the hiring of additional employees in August of 2009 along with salary performance increases in 2010. Bonus and commissions paid during 2010 and 2009 were $28,817 and $65,250, respectively. This decline of $36,433 was due to no incentive pay being paid during 2010. Commissions on investment income and mortgage brokerage were paid based on volumes during 2010 and 2009. Referral fees for mortgage and investment referrals are being paid during 2010. In 2009, an incentive was paid to employees based on deposit goals and net income to be paid out semi-annually. The first six month period experienced the payout, but no payment was made for the last six month period. Personnel taxes increased $12.7 thousand and 401-K match expense increased $6.4 thousand, both due to increases in salary expense. Employee insurance costs increased $7,197 in the first nine months of 2010 over the same period in 2009 due to increased premiums and additional personnel. The credit for FASB 91 salaries expense decreased $7,797 resulting in an actual increase in the year to year comparison. This was due to decreased loan volumes. Occupancy and equipment costs are the next largest expenses of the Corporation and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense increased $35,444 for the first nine months of 2010 as compared to the first nine months of 2009. This expense was primarily in rent, utilities, and repairs and maintenance costs. Professional fees include fees for audit, legal, and other professional fees and have declined in comparison to the prior year due to the decline in other professional services expenses offset by an increase in audit fees. Our FDIC premiums increased substantially by 70.14%, or $169,603. This expense was 8.97% and 5.81% of total noninterest expense for the first nine months in 2010 and 2009, respectively. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of

MAINSTREET BANKSHARES, INC.

September 30, 2010

the current recession. These assessments may increase further. This additional cost places a great burden on our financial institution. Other real estate and repossession expenses were $100,776 for the period ending September 30, 2010 which equated to an increase of $69,548 over the yearly comparison. Our other real estate has grown and utilities, repairs not capitalized and other expenses were substantial during the first nine months of this year. Other expenses grew $45,393 in 2010 over the 2009 costs.

Total noninterest expense was $1,515,701 and $1,377,421 for the three month period ending September 30, 2010 and 2009, respectively, an increase of $138,280, or 10.04%. The following chart shows the categories of noninterest expenses for the three month period ending September 30, 2010 and 2009, the dollar change, and the percentage change:

Expense	QTD 9/30/10	QTD 9/30/09	Dollar Change	Percentage Change
Salaries and employee benefits	$747,274	$709,687	$37,587	5.30%
Occupancy and equipment	214,692	200,819	13,873	6.91
Professional fees	67,885	69,600	(1,715)	(2.46)
Outside processing	110,317	109,722	595	.54
FDIC Assessment	137,926	70,019	67,907	96.98
Franchise tax	52,500	52,500	—	—
Other real estate and repossessions	12,872	10,518	2,354	22.38
Other expenses	172,235	154,556	17,679	11.44

The same increases in the year-to-year comparison are reflected in the quarterly comparison. FDIC premium expense demonstrated the largest increase followed by salaries and employee benefits.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at September 30, 2010 and September 30, 2009. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $265,242 and $299,518 for the year-to-date periods ending September 30, 2010 and 2009, respectively. MainStreet recorded income tax expense in the amounts of $66,809 and $46,841 for the three month period ending September 30, 2010 and September 30, 2009, respectively. MainStreet was audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006 during 2008 and 2009. There was no additional assessment pertaining to this audit.

BALANCE SHEET

Investment Portfolio

The Corporation’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To use securities to fulfill pledging collateral requirements.

MAINSTREET BANKSHARES, INC.

September 30, 2010

3)	To utilize the maturity/repricing mix of portfolio securities to help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, BankShares has invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at September 30, 2010 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

	September 30, 2010		December 31, 2009
Commercial	$10,020,132	6.19%	$11,882,830	7.11%
Real Estate:
Construction & land development	31,367,444	19.39	34,744,468	20.78
Residential 1-4 families:
First liens	39,547,436	24.45	38,082,662	22.77
Junior liens	10,136,985	6.27	9,011,349	5.39
Home equity lines	11,560,119	7.15	14,974,066	8.96
Commercial real estate	56,769,347	35.10	55,537,593	33.21
Loans to individuals	2,354,894	1.45	2,978,950	1.78

Total Gross Loans	$161,756,357	100.00%	$167,211,918	100.00%

Gross loans decreased $5.5 million, or 3.26% at September 30, 2010 compared to December 31, 2009. As can be seen by the chart above, real estate loans represent 92.35% and 91.11% of gross loans at September 30, 2010 and December 31, 2009, respectively. Franklin Bank has a high concentration of real estate related loans. Accordingly, beginning in the first quarter of 2009, the Bank took steps to reduce certain components of this concentration. During this economic environment, the credit markets have tightened substantially. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for September 30, 2010 was 86.77% compared to 88.57% at December 31, 2009. We lowered our loan to deposit ratio thus increasing liquidity in 2009 and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

MAINSTREET BANKSHARES, INC.

September 30, 2010

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

In addition, in early 2009 we added the position of an in-house credit analyst and purchased software to assist lenders with cash flow and certain ratio analysis. We also purchased software to assist with the credit ratings of loans upon origination, renewal, and the receipt of new financials.

Approximately 28% of our loan portfolio consists of variable rate loans. Variable rate commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten at 1.5% of the full committed loan amount.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure

MAINSTREET BANKSHARES, INC.

September 30, 2010

services. In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a substantial portion of our lending is real estate based and dependent on buyers who move into our region. The loan portfolio is diversified, but does have three areas classified as concentrations of credit at September 30, 2010. The areas of concentrations are in loans for real estate including construction with an outstanding balance of $36,723,937; loans for construction of buildings with an outstanding balance of $18,207,720; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $10,182,105. At December 31, 2009, there were three areas classified as concentrations of credit which were loans for real estate to commercial borrowers with an outstanding balance of $33,481,480; loans for construction of buildings with an outstanding balance of $19,975,992; and loans for construction of heavy and civil engineering buildings with an outstanding balance of $11,553,967.

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

	September 30, 2010
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$124,599	$124,599	$—
Speculative lot loans	11,272,996	8,105,988	3,167,008
Speculative single-family housing construction	2,578,933	2,473,933	105,000

	December 31, 2009
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$1,096,404	$545,143	$551,261
Speculative lot loans	9,557,763	7,205,783	2,351,980
Speculative single-family housing construction	4,003,397	4,003,397	—

Overall, our concentrations have declined since year end 2009. Some of the individual buckets have seen increases; however, we continue to monitor these loans closely.

Impaired loans totaled $4,666,961 at September 30, 2010, all of which were on nonaccrual status. Please refer to Note #4 to the consolidated financial statements for a discussion of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis for a detailed discussion.

Overall, the Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status. Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent to the

MAINSTREET BANKSHARES, INC.

September 30, 2010

Franklin Bank’s Problem Loan Committee made up of senior management. The accrual status of these loans is reviewed and approved by the Problem Loan Committee. In early 2009, we developed a monthly attestation process which requires the accounts officers to attest to the accrual status and risk rating of all loans in their portfolio. Attestations are presented to and reviewed by the Problem Loan Committee. The criticized loan worksheets are presented to the Problem Loan Committee quarterly. The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers. The criticized loan worksheets were expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed. An officer was assigned to manage our problem assets as a full-time position. A credit analyst position was created in early 2009 that performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software was also purchased to assist the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President. We also have periodic outsourced loan review. Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

Deposits

Total deposits at September 30, 2010 and December 31, 2009 were $186,522,316 and $188,916,780, respectively, very stable with a modest decline of $2.4 million, or 1.27%. The deposit mix was as follows:

	September 30, 2010		December 31, 2009
Demand	$19,498,465	10.45%	$17,582,511	9.31%
Interest checking	10,002,933	5.36	10,587,096	5.60
Money markets	22,935,753	12.30	20,276,840	10.73
Savings	10,739,955	5.76	11,048,157	5.85
Time deposits $100,000 and over	52,334,723	28.06	55,692,523	29.48
Other time deposits	71,010,487	38.07	73,729,653	39.03

Total	$186,522,316	100.00%	$188,916,780	100.00%

As can be seen by the chart, the largest components of deposits are time deposits including those $100,000 and over. Our deposits have remained fairly stable at September 30, 2010 in comparison to year-end 2009 with a modest decline of $2.4 million, or 1.27%; however, the mix has changed slightly. Demand deposits and money market accounts have increased somewhat while interest checking accounts and all time deposits have declined. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits continues to be fierce from other depository institutions in our market. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall cost of interest bearing deposits was 1.89% and 2.62%, respectively, for the nine months ended September 30, 2010 and September 30, 2009. This decline of 73 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. Franklin Bank experienced attrition in deposits in late 2008 as other banks were challenged by liquidity issues and raised interest rates paid on deposits. This stabilized during 2009. Franklin Bank, however, did attract brokered deposits for the first time during 2009. These deposits were $6.5 million at September 30, 2010 which included deposits through the CDARS program.

Competition for deposits remains strong in our market and this situation is expected to continue. This has adversely affected the net interest margin. Deposit rates have been lowered, but because of the competition for deposits and the declining interest rates on loans coupled with the level of nonaccrual loans, the net interest margin continues to be compressed and net income suffers as a result.

MAINSTREET BANKSHARES, INC.

September 30, 2010

Borrowings

MainStreet has several outlets for borrowings generally to assist with liquidity. At September 30, 2010, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta, overnight federal funds purchased, or corporate cash management accounts.

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at September 30, 2010 and December 31, 2009.

Overnight federal funds purchased were $0 at September 30, 2010 and December 31, 2009.

The Corporation currently has no short-term or long-term borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.

Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at September 30, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at September 30, 2010.

Shareholders’ Equity

Total shareholders’ equity was $22,234,132 and $21,777,262 at September 30, 2010 and December 31, 2009, respectively. Book value per share was $12.98 and $12.71 at September 30, 2010 and December 31, 2009, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other loan assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. The following are MainStreet’s capital ratios at:

	September 30, 2010	December 31, 2009
Tier I Leverage Ratio (Actual)	9.77%	9.43%
Tier I Leverage Ratio (Quarterly Ave.)	9.74	9.33
Tier I Risk-Based Capital Ratio	13.74	12.93
Tier II Risk-Based Capital Ratio	15.00	14.19

MAINSTREET BANKSHARES, INC.

September 30, 2010

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at September 30, 2010 and capital adequacy levels are also monitored to support the Bank’s safety and soundness.

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve. Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments in the amount of $18,623,488 at September 30, 2010. MainStreet has a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At September 30, 2010 and December 31, 2009, we had available credit from borrowing in the amount of $40,051,600 and $44,797,545, respectively. MainStreet’s ratio of liquid assets to total liabilities at September 30, 2010 and December 31, 2009 was 16.71% and 13.97%, respectively.

Core deposits are the primary foundation for liquidity. Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized. Franklin Bank experienced attrition of deposits in the latter half of 2008 as deposit interest rates increased and institutions sought to maintain liquidity while consumers were withdrawing deposits due to concerns over the health of the country’s financial system. In the first quarter of 2009, we developed relationships with several entities allowing for the gathering of brokered deposits. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits in the amount of $6.5 million as of September 30, 2010 which is less than 4% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At September 30, 2010, this would allow us to gather an additional $21.6 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At September 30, 2010, Franklin Bank had $4.1 million in internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC.

September 30, 2010

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at September 30, 2010 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	14.00	23.00
+300 bp	6.25	11.00	18.00
+200 bp	5.25	7.00	12.00
+100 bp	4.25	3.00	5.00
-100 bp	2.25	0.00	0.00
-200 bp	1.25	0.00	2.00
-300 bp	.25	0.00	-1.00

There is little impact on net interest income in the down interest rate scenarios in both the ramp and shock changes from the level rate scenario. We have been proactively adding floors to our new and existing variable rate loans upon renewal. We can see the positive impact that this has on our net interest income in the declining interest rate environment. In the upward interest rate scenarios, net interest income experiences positive changes to interest income due to the level of variable rate loans and the assumed repicing of our interest bearing liabilities.

Inflation

Most of MainStreet’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. MainStreet does not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve Systems (“FRB”) including recently “quantitative easing” can have a great effect on MainStreet’s profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities. MainStreet and Franklin Bank must comply with numerous federal and state laws and regulations. In light of the increasing government involvement in the financial services industry and to address the underlying causes of the recent credit crunch, it is likely that financial institutions like MainStreet and Franklin Bank will have to meet additional legal requirements, all of which add to the Corporation’s cost of doing business. In addition, regulatory concerns over real estate related assets on the balance sheets of financial institutions and liquidity due to deposit fluctuations and other factors are likely to translate into higher regulatory scrutiny of financial institutions. This could impact MainStreet.

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

MAINSTREET BANKSHARES, INC.

September 30, 2010

Recent Accounting Developments

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

MAINSTREET BANKSHARES, INC.

September 30, 2010

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning or or after December 15, 2010. The Corporation is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

MAINSTREET BANKSHARES, INC.

September 30, 2010

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

Date:	November 10, 2010	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date:	November 10, 2010	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d) – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Index to Exhibits (con’t)

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.