Form 10-K
period 2010-12-31
MAINSTREET BANKSHARES INC
filed 2011-03-17
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-86993

MainStreet BankShares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Spruce Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (276) 632-8054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes  ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010. $4,888,594 based on $4.10 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 1,713,375 shares outstanding as of March 15, 2011.

Documents incorporated by reference. Portions of the Corporation’s 2011 Proxy Statement have been incorporated by reference into Part III.

MainStreet BankShares, Inc.

Form 10-K

PART I

Item 1.	Business

General

MainStreet BankShares, Inc., (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in the Commonwealth of Virginia on January 14, 1999. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006. MainStreet was primarily formed to serve as a bank holding company. Its first wholly-owned subsidiary was located in Martinsville, Virginia and was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc., for the sole purpose of owning the real estate of the Corporation.

MainStreet is authorized to engage in any lawful activity for a bank holding company. The holding company structure provides greater flexibility than a bank standing alone because it allows expansion and diversification of business activities through newly formed subsidiaries or through acquisitions. MainStreet’s business is conducted through its subsidiary bank.

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has banking offices located at 12930 Booker T. Washington Highway, Hardy, Virginia and its Union Hall branch located at 25 Southlake Drive, Union Hall, Virginia. Its 220 North banking office was closed effective November 13, 2010. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. For the most part, Franklin Bank’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. Much of the market area is considered rural; however, the resort surrounding Smith Mountain Lake attracts many tourists to the area.

MainStreet RealEstate, Inc.

MainStreet RealEstate, Inc. was formed effective February 8, 2007 as a subsidiary of MainStreet. It was formed for the sole purpose of owning the real estate of the Corporation. It owns the facility in which Franklin Bank’s Southlake branch operates.

Competition

Franklin Bank experiences competition in attracting and retaining business and personal checking and savings accounts, making commercial, consumer, and real estate loans and providing other services in their primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Competition for deposits is particularly intense in Franklin Bank’s market which increases the cost and reduces the availability of local deposits. Because of the nature of Franklin Bank’s market, a substantial portion of the loan opportunities for which banks compete are real estate related. During the present economic downturn, which has been focused on real estate, the number of loan opportunities is reduced and the risk of those loans is increased. Franklin Bank has been able to take advantage of the consolidation in the banking industry in our market area by providing personalized banking services that are desirable to large segments of customers, which has enabled the bank to compete satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on our local market. In February 2007, we implemented branch capture, a process by which checks are processed by tellers rather than item processing, which allowed for better efficiencies along with all day banking. We also receive and send our cash letters electronically. We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services.

Regulation, Supervision and Government Policy

BankShares and Franklin Bank are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like MainStreet and Franklin Bank are at a disadvantage to other competitors who are not as highly regulated, and MainStreet and Franklin Bank’s costs of doing business are accordingly higher. A brief summary follows of certain laws, rules and regulations which affect MainStreet and Franklin Bank. Recent and expected changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of MainStreet and Franklin Bank. The current economic environment has created uncertainty in this area, as legislators and regulators attempt to address rapidly changing problems which are likely to lead to new laws and regulations affecting financial institutions.

MainStreet BankShares, Inc.

MainStreet is a bank holding company organized under the Federal Bank Holding Company Act (BHCA), which is administered by the Board of Governors of the Federal Reserve System (the Federal Reserve). MainStreet is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine MainStreet and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares. On June 17, 2009, MainStreet entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve which was amended effective January 26, 2011. Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau, (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It will also oversee the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as MainStreet and Franklin Bank, the CFPB will coordinate its examination activities through their primary regulators.

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve must issue new rules that will have the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available to the Company. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

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

Deposit Insurance. Franklin Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2010, Franklin Bank paid $547,466 in FDIC assessments which was a substantial increase. It is anticipated that assessments may increase in the future to offset demands on the BIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. It was extended to December 31, 2013, and then permanently.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts of FDIC-insured institutions that elected to participate. Franklin Bank elected to participate in this program and opted to continue in the program. There are increased BIF assessments for program participants.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

Capital Requirements. The same capital requirements that are discussed above with relation to MainStreet are applied to Franklin Bank by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. Also, capital requirements can be increased based on earnings and asset quality concerns as well as other issues. The formal agreement between the Bank and the OCC required the Bank to develop a three year capital plan to provide for the Bank’s capital needs based on projected growth and other factors. The plan has been put in place. Additional capital requirements may cause dilution to then existing shareholders, if needed.

Limits on Dividend Payments. As a national bank, Franklin Bank may not pay dividends from its capital, and it may not pay dividends if the bank would become undercapitalized, as defined by regulation, after paying the dividend. Without prior OCC approval, Franklin Bank’s dividend payments in any calendar year are restricted to the bank’s retained net income for that year, as that term is defined by the laws and regulations, combined with retained net income from the preceding two years, less any required transfer to surplus. Under the formal agreement, Franklin Bank is restricted from paying dividends.

The OCC and FDIC have authority to limit dividends paid by Franklin Bank, if the payment were determined to be an unsafe and unsound banking practice. Any payment of dividends that depletes the Bank’s capital base could be deemed to be an unsafe and unsound banking practice. Currently under the MOU with the Federal Reserve, MainStreet cannot pay any dividends without approval.

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

Monetary Policy

The monetary and interest rate policies of the Federal Reserve, as well as general economic conditions, affect the business and earnings of MainStreet. Franklin Bank and other banks are particularly sensitive to interest rate fluctuations. The spread between the interest paid on deposits and that which is charged on loans is the most important component of Franklin Bank’s profits. In addition, interest earned on investments held by MainStreet and Franklin Bank has a significant effect on earnings. As conditions change in the national and international economy and in the money markets, the Federal Reserve’s actions, particularly with regard to interest rates, can impact loan demand, deposit levels and earnings at Franklin Bank. It is not possible to accurately predict the effects on MainStreet of economic and interest rate changes.

Other Legislative and Regulatory Concerns

Particularly because of current uncertain and volatile economic conditions as well as recent credit market turmoil and related financial institution concerns, federal and state laws and regulations are likely to be enacted that will affect the regulation of financial institutions. The Dodd-Frank Reform Act has been adopted and additional regulations affecting the financial sector have been enacted and additional regulations can be expected. Although many of these are not directly applicable to small community financial institutions like MainStreet. The net effect of these changes in this law as well as others will add to the regulatory burden on banks and increase the costs of compliance, or they could change the products that can be offered and the manner in which banks do business. We cannot foresee how the additional regulation of financial institutions may change in the future and how those changes might affect MainStreet.

Company Website

MainStreet maintains a website at www.msbsinc.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website through a link to the Securities and Exchange Commission for filings. The Company’s proxy materials for the 2011 annual meeting of stockholders are also posted on a separate website at www.cfpproxy.com/6043.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2010 was 51. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

Not required.

Item 2.	Properties

The Corporation leases its executive office and operations facility in Martinsville, Virginia. The lease commenced on November 19, 2010 for space located at 1075 Spruce Street in Martinsville, Virginia. The lease will expire November 30, 2015. The lease has an option to renew for one additional five year term.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners of which one is a director. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. Subject to certain compliance issues, Franklin Bank has the option to extend the lease for one additional term of five years. If the right to extend this lease for the first renewal term is exercised, Franklin Bank has the right to extend this lease for five additional terms of five years each. One of the owners is a director of Franklin Bank and both owners are shareholders of BankShares. Franklin Bank owns a lot adjacent to their Rocky Mount Office which is utilized for employee parking. Franklin Bank leases its branch which opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank provides permanent financing to the owner of this facility. A director of the Bank is a partner in the ownership of this facility. The lease commenced on April 7, 2004 and will expire April 6, 2019. Subject to certain compliance issues, Franklin Bank has the option to extend the lease for one additional term of five years. If the right to extend this lease for the first renewal term is exercised, Franklin Bank has the right, or option, to extend or renew this lease for five additional terms of five years each. Franklin Bank leases its 220 North branch located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Franklin Bank closed this banking office effective November 13, 2010 and the property is available for sublease. The lease will remain in effect until its maturity. Management deems these leases to be made on comparable market terms. The main office and all branches have a drive-up ATM.

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

MainStreet currently is not involved in any legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,713,375 shares of its common stock outstanding at January 31, 2011. In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering. Each warrant provided the holder with the right to buy one share of common stock at a price of $9.09 per share. As of December 31, 2010, 55,916 warrants expired, 12,834 warrants had been forfeited and 27,500 had been exercised. There were no warrants exercised during 2010. No warrants remain in effect after the expiration in 2010.

Options in the amount of 33,000 (included in the total 161,272 outstanding at year-end), of which all are vested and exercisable, were granted at the then fair market value of $9.55 to a former employee.

In addition, the shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan (the “Plan”) at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain outstanding in accordance with their terms. Option awards were generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year exercise term. The options issued in 2005 vested immediately upon grant and have a ten year exercise term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2010, there were 136,527 options granted under this plan of which 822 options have been exercised and 7,433 stock options have been forfeited. The rest remain unexercised.

As of December 31, 2010, 161,272 stock options are outstanding, of which all are vested and exercisable, including those issued to a former employee.

MainStreet enrolled its stock with the OTC Bulletin Board (“OTCBB”) quotation service effective February 12, 2007. In order to continue on the OTCBB, MainStreet must maintain at least one market maker and continue to submit its periodic reports to the Securities and Exchange Commission (“SEC”) in a timely manner. MainStreet has been current on all periodic filings with the SEC and currently has three market makers. MainStreet is quoted under the symbol MREE.

According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the common stock during the last two fiscal years was as follows:

	2010		2009
	High	Low	High	Low
Quarter Ended	Close	Close	Close	Close
March 31	$6.20	$4.10	$16.00	$6.70
June 30	$5.10	$4.10	$9.00	$7.10
September 30	$4.50	$4.00	$9.00	$7.10
December 31	$4.05	$3.15	$7.75	$4.80

There are approximately 1,623 shareholders of common stock as of December 31, 2010.

MainStreet declared its first cash dividend in the amount of $.05 per share in September 2007. Given the injection of $1.3 million into the loan loss reserve by Franklin Bank during the fourth quarter of 2008, MainStreet’s Board of Directors deemed it prudent to suspend the cash dividend at that time. The only source of funds for dividends is dividends paid to MainStreet by Franklin Bank. Franklin Bank is limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. Under normal circumstances the OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval. However, on April 16, 2009, Franklin Bank entered into a formal agreement with the OCC. Among other things, the agreement required the Bank to adopt a three year capital program and prohibits the payment of a dividend until the Bank is in compliance with the program and satisfies certain other conditions. Thus, the payment of future dividends by MainStreet will depend in part on a return by Franklin Bank to more historical levels of profitability, compliance with its capital program and the formal agreement. On June 17, 2009, MainStreet entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond, which was amended January 26, 2011. Under the MOU, MainStreet is prohibited from paying any dividends. Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion. We cannot predict when these regulatory restrictions on dividends may be lifted, and even if that were to occur, when MainStreet would resume the payment of dividends.

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia. MainStreet has had two registered stock offerings raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006. MainStreet was primarily formed to serve as a bank holding company. Its first wholly-owned subsidiary was located in Martinsville, Virginia, and was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank’) to serve the Franklin County area of Virginia. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has three banking offices in Rocky Mount and Franklin County. On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

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

•

Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy has been amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. We hired a credit analyst in December 2008 who performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of each loan.

•

The Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. The Bank continually strives to lower its problem assets.

•

Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At December 31, 2010 and 2009, brokered deposits were $6.5 million and $8.5 million, respectively, and were less than 5% of total deposits in both years. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan. The Plan has been put in place. The plan includes detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy. The Agreement prohibits the Bank from paying dividends until compliance with the program and certain other conditions are met.

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

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve. Since then, MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. On January 26, 2011, the MOU with the Federal Reserve was amended to include additional requirements. The bank holding company shall comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation’s regulations (12 C.F.R. Part 359). Also, the Corporation shall not appoint any individual to the board or employ or change the responsibilities of any individual as senior executive officer if the Federal Reserve notifies the Corporation of disapproval within the required time limits. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. Management believes the holding company is appropriately using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

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

Overview

Total assets at December 31, 2010 were $214,535,405 compared to $225,203,413 at December 31, 2009, a decrease of $10,668,008, or 4.74%. The composition of the balance sheet has changed somewhat from December 31, 2009. Loan volume and cash and cash equivalents have declined, while securities available for sale have experienced an increase. Loan demand continues to remain soft in our market demonstrated by the decline in loans, net of unearned deferred fees and costs, of $8,492,621, or 5.08%. We continue to monitor our asset quality closely due to the high level of nonperforming loans, criticized and classified loans, economic uncertainty and unemployment levels. Liquidity remains a continued focus for our Company. During these economic times, it is prudent to maintain excess liquidity, but this has a negative impact on earnings. Total cash and cash equivalents were $18,765,347 at December 31, 2010 compared to $23,095,645 at December 31, 2009, a decline of $4,330,298, or 18.75%; however, our securities available for sale increased $3,076,188, or 12.83%, to $27,054,527 at December 31, 2010. Unpledged securities available for sale are considered liquid assets. Our liquidity ratio was strong at 14.93% at year end. Deposits have decreased $11,042,816, or 5.85% to $177,873,964 at December 31, 2010. Since the decline in deposits from December 31, 2009 to December 31, 2010 exceeded the decline in loans, net of unearned deferred fees and costs for the same period, our loan to deposit ratio actually increased from 88.57% at December 31, 2009 to 89.29% at December 31, 2010. Part of our strategic focus for 2011 is to lower our liability costs which are primarily our deposit costs. We have engaged a consultant to assist us with this process. We began this process during the latter part of 2010 and saw some decrease in deposits. This action also reduced our balance sheet which had a favorable impact on our capital ratios. The use of brokered deposits in our Corporation has been limited with $6.5 million outstanding at year end 2010 and $8.5 million outstanding at year end 2009, both under 5% of total deposits. Total shareholders’ equity at December 31, 2010 and 2009 was

$22,089,467 and $21,777,262, respectively. MainStreet and Franklin Bank were considered well capitalized at December 31, 2010 under the standards of regulatory capital classification. The book value of shareholders’ equity at December 31, 2010 and 2009 was $12.89 and $12.71 per share, respectively.

MainStreet’s net income for the twelve months ending December 31, 2010 and 2009 was $791,538 and $71,577, respectively. Basic net income per share was $.46 and $.04 for 2010 and 2009, respectively. Diluted net income per share for 2010 and 2009 was $.46 and $.04, respectively. Return on average assets in 2010 and 2009 was .36% and .03%, respectively while return on average shareholders’ equity was 3.57% and .32% for 2010 and 2009, respectively. The return on average assets and average equity for 2008 was .27% and 2.72%, respectively. The recessionary environment and its impact on real estate assets affected MainStreet during 2010 and 2009 with provision expense totaling $1.3 million and $1.8 million, respectively. The provision expense was based on an increase in our risk rated loans, nonperforming loans, continued softness in the local real estate market, and the current regulatory environment, all based on our detailed analytical calculation. Write downs, losses and expenses associated with other real estate properties continued to be a large expense during 2010, but declined somewhat from 2009. Gain on sale of securities available for sale contributed $429,413 net of tax, towards net income.

Results of Operations

Net Interest Income

The low interest rate environment continued during 2010 with the Federal Reserve leaving the short-term interest rates within a range of 0% - .25% which has been in place since 2008. MainStreet is asset sensitive and interest rates on variable rate loans make up almost 28% of Franklin’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, asset sensitivity initially has a negative impact on the net interest margin until deposit rates have an opportunity to reprice. Overall deposit maturity has been short because Franklin Bank was organized during a rising interest rate environment; therefore, giving repricing opportunities in the subsequent declining interest rate environment. Even though lower interest rates have been beneficial for our cost of deposits, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment. In addition, competition for deposits has been fierce in our market; however, our goal is to lower our cost of deposits during 2011.

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

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

	2010			2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Loans, net of unearned (1)	$162,931,745	$9,588,767	5.89%	$182,502,689	$10,582,260	5.80%	$185,844,676	$12,426,655	6.69%
Securities available-for- sale	25,650,372	963,875	3.76	22,322,424	1,127,812	5.05	23,092,799	1,260,783	5.50
Restricted equity securities	1,042,853	28,215	2.71	1,099,887	27,479	2.50	976,277	39,518	4.05
Interest-bearing deposits in banks	15,387,260	34,501	.22	8,842,929	19,596	.22	270,010	6,325	2.34
Federal funds sold	5,597,638	11,650	.21	5,004,455	8,037	.16	2,500,249	55,843	2.23

Total Interest Earning Assets	210,609,868	10,627,008	5.05%	219,772,384	11,765,184	5.35%	212,684,011	13,789,124	6.49%
Cash and due from banks	2,596,935			2,631,288			2,845,382
Other assets	12,324,767			8,444,610			7,526,328
Allowance for loan losses	(3,328,725)			(3,575,950)			(2,257,988)

Total Assets	$222,202,845			$227,272,332			$220,797,733

Interest checking deposits	$8,023,116	$16,356	.20%	$8,710,551	$19,947	.23%	$8,247,385	$99,158	1.20%
Money market deposits	21,916,385	217,881	.99	19,747,314	224,144	1.14	19,805,672	464,167	2.34
Savings deposits	11,072,683	37,411	.34	10,490,930	56,207	.54	10,767,449	115,163	1.07
Time deposits $100,000 and over	53,618,002	1,230,463	2.29	57,708,152	1,749,608	3.03	50,887,141	2,283,924	4.49
Other time deposits	72,304,687	1,584,464	2.19	71,976,216	2,120,319	2.95	70,615,836	3,102,958	4.39
Federal funds purchased	5,781	41	.71	59,425	531	.89	1,041,838	22,522	2.16
Corporate cash management	—	—	—	161,632	813	.50	274,470	5,501	2.00
Repurchase agreements	13,500,000	538,071	3.99	13,500,000	538,071	3.99	13,483,607	538,950	4.00
Short-term borrowings	5,479	27	.49	3,287,671	16,975	.52	4,904,371	82,333	1.68

Total interest-bearing liabilities	180,446,133	3,624,714	2.01%	185,641,891	4,726,615	2.55%	180,027,769	6,714,676	3.73%

Demand deposits	18,904,678			18,146,145			17,968,355
Other liabilities	655,347			1,330,664			1,256,447

Total Liabilities	200,006,158			205,118,700			199,252,571
Shareholders’ Equity	22,196,687			22,153,632			21,545,162

Total Liabilities and Shareholders’ Equity	$222,202,845			$227,272,332			$220,797,733

Net Interest Earnings		$7,002,294	3.04%		$7,038,569	2.80%		$7,074,448	2.76%

Net Yield on Interest Earning Assets			3.33%			3.20%			3.33%

(1)	Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $257,369, $351,991 and $476,817 as of December 31, 2010, 2009, and 2008, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields. The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities using a 34% marginal tax rate.

MainStreet’s net interest margin for the years ending December 31, 2010 and 2009 was 3.33% and 3.20%, respectively, an increase of 13 basis points. Both interest income and interest expense declined in comparison to last year, primarily due to the interest rate environment. The yield on earning assets dropped 30 basis points to 5.05%. The funding side dropped 43 basis points. In addition to the low interest rate environment, the effect of lost interest on nonaccrual loans impacted the net interest margin. Lost interest for 2010 was $282,181 compared to $334,620 in 2009. Loan competition was not as much a factor in 2010 or 2009 as previously but declining rates reduced loan profitability as loans repriced and new loans were made at lower rates. Newer financial institutions such as Franklin Bank must price new loans competitively. The ability for nonfinancial entities to provide financial services also increases competition, particularly during periods of reduced loan demand, like the present one. These factors also negatively impact the margin. Finally, Franklin Bank’s growth has been quite dependent on consumer and real estate based lending and in the current economic environment sound growth opportunities in these areas are dramatically reduced.

The following table sets forth, for the period indicated, a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2010 Compared to 2009 Increase (Decrease) Due to Change In			2009 Compared to 2008 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:

Loans, net of unearned	$(1,149,700)	$156,207	$(993,493)	$(219,925)	$(1,624,470)	$(1,844,395)
Securities available-for-sale	152,293	(316,230)	(163,937)	(41,090)	(91,881)	(132,971)
Restricted equity securities	(1,470)	2,206	736	4,527	(16,566)	(12,039)
Interest-bearing deposits in banks	14,671	234	14,905	24,039	(10,768)	13,271
Federal funds sold	1,033	2,580	3,613	28,988	(76,794)	(47,806)

Total Interest Income	$(983,173)	$(155,003)	$(1,138,176)	$(203,461)	$(1,820,479)	$(2,023,940)
Interest Expense:
Interest checking deposits	$(1,502)	$(2,089)	$(3,591)	$5,276	$(84,487)	$(79,211)
Money market deposits	23,185	(29,448)	(6,263)	(1,364)	(238,659)	(240,023)
Savings deposits	2,967	(21,763)	(18,796)	(2,885)	(56,071)	(58,956)
Certificates of deposit $100,000 and over	(117,201)	(401,944)	(519,145)	277,102	(811,418)	(534,316)
Other time deposits	9,633	(545,488)	(535,855)	58,689	(1,041,328)	(982,639)
Federal funds purchased	(399)	(91)	(490)	(13,557)	(8,434)	(21,991)
Repurchase agreements	—	—	—	655	(1,534)	(879)
Short-term borrowings	(16,208)	(740)	(16,948)	(21,079)	(44,279)	(65,358)
Corporate cash management	(813)	—	(813)	(1,661)	(3,027)	(4,688)

Total Interest Expense	$(100,338)	$(1,001,563)	$(1,101,901)	$301,176	$(2,289,237)	$(1,988,061)

Net Interest Income	$(882,835)	$846,560	$(36,275)	$(504,637)	$468,758	$(35,879)

For 2010 and 2009, net interest income totaled $7,002,294 and $7,038,569, respectively, a modest decline of $36,275. The total average interest-earning assets were $210,609,868 and $219,772,384 for the years ending December 31, 2010 and 2009, respectively, a decrease of $9,162,516, or 4.17%. Average loans, net of unearned fees and deferred costs declined by $19,570,944; however, this decrease was offset by increases in securities available for sale, interest bearing deposits, and federal funds sold in the amounts of $3,327,948, $6,544,331, and $593,183, respectively. Higher yielding loan volume declines far exceeded other lower yielding earning assets, hence decreasing total interest income. The total average interest-bearing liabilities were $180,446,133 and $185,641,891 for the years ending December 31, 2010 and 2009, respectively, a decrease of $5,195,758 or 2.80%. This decline can be seen primarily in time deposits $100,000 and over and short-term borrowings, offset by an increase in money market deposits.

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

Our methodology for determining the allowance includes compliance with Financial Accounting Standards No. 5 “Accounting for Contingencies” (FAS ASC 450) and No. 114 “Accounting by Creditors for Impairment of a Loan” (FAS ASC 310) in addition to the 2001 and 2006 Comptroller of the Currency Policy Statements on Allowance for Loan and Lease Losses Methodologies and Documentation. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted. During the fourth quarter of 2008, we adjusted and raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized within FAS 114 (FAS ASC 310) and FAS 5 (FAS ASC 450). Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

A provision for loan losses of $1,292,100 and $1,766,300 was recorded for the years ending December 31, 2010 and 2009, respectively, a decline of $474,200, or 26.85%. While gross loan volume declined $8.5 million since year-end 2009, we have prudently continued to add to our loan loss reserve based on our allowance calculation which includes the level of criticized and classified loans, our qualitative factors, migration analysis, historical loss, specific reserves, and charge offs. The allowance for loan losses was $3,584,180 at December 31, 2010 which equated to 2.26% of loans, net of unearned deferred fees and costs. At December 31, 2009, the allowance was $3,277,559, or 1.96% of loans, net of unearned deferred fees and costs. Net charge-offs of $985,479 and $1,990,770 for the year ending December 31, 2010 and 2009, respectively equated to .60% and 1.09%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. Franklin Bank had minimal historical losses prior to 2007. Since opening in 2002, we have not had significant loss experience until 2008. However, during the fourth quarter of 2008, we raised the migration factors for our criticized and classified loans for our charge offs to more closely reflect those of similar banks with comparable real estate concentrations nationally. These factors remained the same until the fourth quarter of 2009 when our charge off experience increased our factor 1  1/2% for the special mention category. Nonaccrual loans were $7.7 million and $3.9 million at December 31, 2010 and 2009, respectively. These loans were 4.85% and 2.33% of loans, net of unearned deferred fees and costs at December 31, 2010 and 2009, respectively. Troubled debt restructurings, not included in nonaccrual loans, were $374,597 and $304,703 at December 31, 2010 and 2009, respectively. Specific reserves allocated to the nonaccrual loans and troubled debt restructuring at year end 2010 and 2009 were $565,704 and $26,733, respectively, an increase of $539,000. Our criticized and classified loans decreased in the year-to-year comparison approximately $1.6 million which caused a decline in the year-to-year comparison of the allowance by approximately

$283,000. The loans, collectively evaluated, declined in volume $11.1 million, but the allowance allocated to this group increased approximately $50,000 due to increased percentages of qualitative factors. The change in the specific reserve, criticized and classified loans, and the collectively evaluated loans accounts for the change in the ending allowance at December 31, 2010 compared to 2009, including the net charge offs and the provision. Troubled debt restructurings, not included in nonaccrual loans, were $374,597 and $304,703 at December 31, 2010 and 2009, respectively. Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans and loans past due 90 days and still accruing.

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Commercial	$354,125	$167,267	$—	$—	$4,050
Real Estate:
Construction and land development	3,835,729	1,863,772	4,205,875	506,328	256,600
Residential 1-4 families:
First liens	3,705,070	1,615,027	457,247	97,314	—
Junior Liens	172,871	302,781	—	27,272	—
Home equity lines	147,978	—	—	—	328,112
Commercial real estate	530,432	494,249	—	—	—
Consumer	18,312	—	19,277	—	—

Total Nonperforming Loans	$8,764,517	$4,443,096	$4,682,399	$630,914	$588,762

As can be seen by the chart above, construction and land development loans continue to comprise the largest category of nonperforming loans at December 31, 2010 and December 31, 2009 followed closely by first liens on residential 1-4 family loans. The remainder of the loans in these categories were performing at December 31, 2010 and December 31, 2009. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In order to sell the properties and repay the loan, there must be buyers in the marketplace to acquire the properties. In addition, borrowers’ incomes have been reduced which increases the debt to income ratio. Please refer to Item 8, Financial Statements, Note 4, for further disclosures of past due loans, nonaccrual loans, and impaired loans and the allowance.

The overall economy in Franklin County continues to struggle based on higher unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment is at 7.6% at December 31, 2010. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County and is largely real estate based. It is a resort area and largely follows the national trend rather than the local trend. Until unemployment declines and consumer confidence increases, these trends may continue. There is continued economic pressure on consumers and business enterprises.

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

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Average amount of loans, net of unearned, outstanding during the year	$162,931,745	$182,502,689	$185,844,676	$164,207,214	$154,369,148
Balance of allowance for loan losses at beginning of year	3,277,559	3,502,029	2,086,592	1,942,781	1,777,345
Loans charged off:
Commercial	(142,335)	(488,436)	(140,003)	(40,808)	(576)
Construction and land development	(597,206)	(585,219)	(102,637)	—	—
Residential 1-4 families	(377,957)	(704,347)	(190,662)	(51,023)	(10,035)
Home equity lines	(21,766)	—	(81,097)	(43,663)	—
Commercial real estate	—	(325,646)	(3,397)	—	(29,463)
Consumer	(15,971)	(30,318)	(36,688)	(4,443)	(1,681)

Total loans charged off:	(1,155,235)	(2,133,966)	(554,484)	(139,937)	(41,755)

Recoveries of loans previously charged off:
Commercial	1,740	128,901	1,740	25,037	7,090
Construction and land development	117,595	11,571	3,731	—	1,003
Residential 1-4 families	46,247	41	150	3,190	5,668
Home equity lines	—	—	—	—	—
Commercial real estate	—	—	—	—	2,086
Consumer	4,174	2,683	—	—	—

Total recoveries:	169,756	143,196	5,621	28,227	15,847

Net loans charged off:	(985,479)	(1,990,770)	(548,863)	(111,710)	(25,908)
Additions to the allowance for loan losses	1,292,100	1,766,300	1,964,300	255,521	191,344

Balance of allowance for loan losses at end of year	$3,584,180	$3,277,559	$3,502,029	$2,086,592	$1,942,781

Ratio of net charge offs during the period to average loans outstanding during period	.60%	1.09%	.30%	.07%	.02%

The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2010		December 2009		December 2008		December 2007		December 2006
Commercial	$136,763	6.85%	$209,877	7.11%	$274,588	9.43%	$226,395	10.85%	$170,770	8.79%
Real Estate:
Construction & land development	765,130	19.78	1,053,136	20.78	1,111,907	26.47	717,370	34.38	777,890	40.04
Residential real 1-4 families
1st liens	872,120	24.89	817,387	22.77	589,335	17.65	347,835	16.67	284,034	14.62
Jr liens	231,506	6.01	184,617	5.39	149,817	4.95	80,542	3.86	73,243	3.77
Home equity lines	205,225	6.71	349,041	8.96	223,972	8.28	175,482	8.41	196,415	10.12
Commercial real estate	786,076	34.30	613,786	33.21	634,581	31.62	498,278	23.88	395,356	20.35
Consumer	21,656	1.46	22,982	1.78	17,880	1.60	40,690	1.95	45,073	2.31
Specific reserve	565,704	—	26,733	—	499,949	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$3,584,180	100.00%	$3,277,559	100.00%	$3,502,029	100.00%	$2,086,592	100.00%	$1,942,781	100.00%

Refer to Item 8, Note 4, for the allocation of the specific reserve.

Noninterest Income

Noninterest income for the years ending December 31, 2010 and December 31, 2009 was $1,490,925 and $437,831, respectively, an increase of $1,053,094, or 240.53%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 12/31/10	YTD 12/31/09	Dollar Change	Percentage Change
Service charges on deposit accounts	$306,532	$304,543	$1,989	.65%
Mortgage brokerage income	263,208	189,380	73,828	38.98
Income on bank owned life insurance	108,097	111,043	(2,946)	(2.65)
Gain on sale of securities available for sale	650,626	—	650,626	100.00
Loss & impairment of other real estate and repossessions	(216,200)	(410,121)	193,921	47.28
Other fee income & miscellaneous	378,662	242,986	135,676	55.84

As can be seen by the above chart, securities gains on sales of securities available for sale experienced the largest increase as those gains were $650,626 for the year ending December 31, 2010. There were no security sales during the same period in 2009. During the first quarter of 2010, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains, along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. During the third quarter of 2010 we continued this strategy and sold $4.4 million in securities available for sale. Other fee income and miscellaneous income represents the second largest increase, increasing $135,676 to $378,662 at December 31, 2010, or a 55.84% increase. Franklin Bank purchased a small interest in a title insurance company. Title fee income was $16,454 and $29,023 for the years ending December 31, 2010 and December 31, 2009, respectively, a decrease of $12,569, or 43.31%. In the late summer and early fall of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership. This income was minimal in 2009 at $7,912 due to the startup of the partnership. Fee income received on investment income in 2010 was $136,208. Franklin Bank experienced a loss and impairment on real estate and repossessions in the amounts of $216,200 and $410,121 for the years ending December 31, 2010 and 2009, respectively. These amounts include losses on sale of other real estate and repossessions and market write downs of properties once they have been transferred to other real estate. These write downs are recorded when appraisals, evaluations, or other information suggest that the market value is less than the recorded investment in the property. Service charges on deposit accounts have remained stable in the year to year comparison. NSF fees, net of waived charges, increased by $9,884 in the year to year comparison. Mortgage loan brokerage income increased $73,828, or 38.98%, in the year to year comparison and was $263,208 in 2010. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commissions, which is dependent upon the vibrancy of the real estate market. We do not retain servicing on any loans sold. Income on bank owned life insurance only declined nominally during 2010 as compared to 2009.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2010 and December 31, 2009 was $6,043,751 and $5,634,901, respectively, an increase of $408,850, or 7.26%. The following chart shows the noninterest expense by category for the years ending December 31, 2010 and 2009, the dollar change and the percentage change.

Expense	12-31-10	12-31-09	Dollar Change	Percentage Change
Salaries and employee benefits	$2,958,062	$2,776,062	$182,000	6.56%
Occupancy and equipment	862,376	817,788	44,588	5.45
Professional fees	239,221	267,520	(28,299)	(10.58)
Outside processing	457,759	443,849	13,910	3.13
FDIC Assessment	547,466	460,139	87,327	18.98
Franchise tax	160,500	167,500	(7,000)	(4.18)
Other real estate and repossessions	141,159	61,329	79,830	130.17
Other expenses	677,208	640,714	36,494	5.70

As can be seen by the table, the largest component of noninterest expense is salaries and employee benefits, followed by occupancy and equipment costs and then other expenses. Salaries and benefit expense comprised 48.94% and 49.27% of total noninterest expense for the years ending December 31, 2010 and December 31, 2009, respectively. MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits, as a whole, increased in 2010 compared to 2009 by $182,000, or 6.56%. Salaries expense increased $158,483, or 7.03%. Additional positions of a sales coordinator and investment advisor were hired during 2009 creating an approximate additional half year expense for these positions in the comparison of 2010 to 2009. This increase is also attributable to the half year vacancy in 2009 of the chief lending position filled in January 2010. Commissions on investment income to the investment advisor are also included in this total, increasing $51,980 for the year ending 2010 versus the year ending 2009. Salary performance increases were also awarded during 2010 and 2009. Bonus expense declined in the year to year comparison. No incentive bonuses were paid in 2010, although an incentive was paid to employees based on deposit and net income goals for the first six months of 2009. There was no incentive accrued or paid for the second six months of 2009. Commissions on mortgage brokerage increased $12,994 for the year ending 2010 in comparison to 2009. Commissions on investment income and mortgage brokerage were paid based on volumes generated. Referral fees for mortgage and investment referrals were paid during 2010. Under FAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, (FAS ASC 310) certain costs associated with originating loans are amortized over the life of the loan. These costs begin as credits to salary expense and are amortized into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $10,954 less in 2010 than 2009 causing an overall increase in salary expense. This was due to decreased loan volumes. The executive supplemental retirement plan expense (“SERP”) was $114,621 in 2010 compared to $98,420 in 2009. This increase is partially due to an accounting adjustment in 2009 in the amount of $11,577 to record the deferred tax asset and other comprehensive income on the deferred compensation liability for the plan. There were no material adjustments in the executives’ salary and incentive payout. Employee insurance costs and 401-K expense increased $4,511 and $9,389, respectively in the year to year comparison. Employee insurance costs increased due to increased premiums and increased personnel. 401-K expense increased due to additional employees in the plan for the year 2010 compared to 2009. Stock option expense declined $21,396 in the year to year comparison. All stock option expense on outstanding options has been recognized as of December 31, 2010. Personnel taxes increased $15,178 due to increased personnel and salary increases in the year over year comparison.

Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense increased $44,588 or 5.45% for the year 2010 as compared to 2009. Certain rents, utilities, repairs and maintenance, building supplies, and service maintenance contracts increased but were offset by a decline in depreciation. Professional fees include fees for audit, legal, and other and experienced a decline of $28,299, or 10.58%. Outside processing expense increased $13,910, or 3.13% in 2010 over 2009. This category primarily includes data processing, payroll processing, check clearings, and insurance. Data processing costs is the primary component and increased $16,046 for the year ending 2010 versus 2009. Our FDIC premiums increased $87,327 or 18.98% for the year over year expense comparison. This expense represented 9.06% and 8.17% of total noninterest expense for the years ending December 31, 2010 and 2009. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and the depth of the impact of the recent recession. These assessments may increase further, which could place a great burden on our financial institution. Management has tried to compensate for the increase in FDIC premium by curtailing other expense. Franchise tax expense declined $7,000 due to increased deductions associated with our other real estate properties at year end 2010 over 2009. Other real estate and repossession expenses increased $79,830, or 130.17%, over the 2009 expense due to increased volume in our other real estate properties and increases in the duration of time properties remain in our portfolio. The other expenses category includes OCC assessments, supplies, advertising and promotion, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. This category increased $36,494, or 5.70%, in the year over year comparison. OCC assessment expense increased $20,033 in this time period due to additional monitoring of Franklin Bank because of the formal Agreement with the OCC.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2010 and December 31, 2009. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $365,830 and $3,622 for the years ending December 31, 2010 and 2009, respectively. MainStreet was audited by the Internal Revenue Service in the latter part of 2008 and in 2009 for tax years ending December 31, 2005 and 2006. There was no additional assessment pertaining to this audit.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)	To fulfill pledging collateral requirements.

3)	To help balance the overall interest rate risk position of the balance sheet.

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2010 and December 31, 2009 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for years ending December 31, 2010 and 2009 appear in Part II, Item 8, Note 2 of this report. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for the year ending December 31, 2008 is shown in the table below:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$2,397,461	$34,497	$—	$2,431,958
Mortgage backed securities	18,738,344	418,186	—	19,156,530

Total securities available-for-sale	$21,135,805	$452,683	$—	$21,588,488

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 8, Note 2 of this report. The following table shows the maturities of securities available-for-sale as of December 31, 2010 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One Year or Less		Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government sponsored agencies	$—	—%	$998,910	2.25%	$1,210,685	2.03%	$1,156,612	2.64%	$3,366,207
Mortgage backed securities	—	—	—	—	1,394,724	2.88	22,293,596	3.50	23,688,320

Total	$—		$998,910		$2,605,409		$23,450,208		$27,054,527

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2010, 2009, 2008, 2007 and 2006 the breakdown of gross loans in the loan portfolio was as follows:

	2010		2009		2008		2007		2006
Commercial	$10,834,581	6.85%	$11,882,830	7.11%	$18,251,922	9.43%	$18,741,417	10.85%	$13,746,302	8.79%
Real Estate:
Construction & land development	31,397,922	19.78	34,744,468	20.78	51,200,170	26.47	59,372,175	34.38	62,605,650	40.04
Residential 1-4 families
1st liens	39,549,829	24.89	38,082,662	22.77	34,128,944	17.65	28,782,840	16.67	22,864,596	14.62
Junior liens	9,537,112	6.01	9,011,349	5.39	9,579,042	4.95	6,669,863	3.86	5,887,997	3.77
Home equity lines	10,650,365	6.71	14,974,066	8.96	16,012,671	8.28	14,519,634	8.41	15,812,617	10.12
Commercial real estate	54,455,674	34.30	55,537,593	33.21	61,174,895	31.62	41,236,085	23.88	31,817,589	20.35
Loans to individuals	2,320,162	1.46	2,978,950	1.78	3,087,053	1.60	3,378,381	1.95	3,613,311	2.31

Gross Loans	158,745,645	100.00%	167,211,918	100.00%	193,434,697	100.00%	172,700,395	100.00%	156,348,062	100.00%
Unearned income & deferred fees	79,176		105,524		72,853		82,324		147,565

Loans, net of unearned income & deferred fees	158,824,821		167,317,442		193,507,550		172,782,719		156,495,627
Less: Allowance for loan losses	(3,584,180)		(3,277,559)		(3,502,029)		(2,086,592)		(1,942,781)

Loans, net	$155,240,641		$164,039,883		$190,005,521		$170,696,127		$154,552,846

As can be seen by the loan portfolio volume, MainStreet experienced a decline in the loan portfolio in the year-to-year comparison. Loans, net of unearned income and deferred fees, decreased $8.5 million, or 5.08%, at December 31, 2010 compared to December 31, 2009. The real estate market continues to be soft and the credit markets have tightened substantially. These and other factors have resulted in diminished economic activity and lower loan demand particularly in real estate related loans. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for 2010 and 2009 was 89.29% and 88.57%, respectively. In prior years, we maintained a larger loan to deposit ratio and leverage of the balance sheet. We deemed it prudent to decrease the ratio by reducing the loan portfolio thereby increasing liquidity and preserving the institution’s history of safety and soundness during these difficult economic times. As can be seen by the chart above, real estate loans represent 91.69% and 91.11% of gross loans at December 31, 2010 and December 31, 2009, respectively. Franklin Bank has a high concentration of real estate related loans. Accordingly, the Bank has taken steps to reduce certain components of this concentration including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval.

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

Our credit policy requires updated appraisals to be obtained on existing loans where collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regard to development projects our policy requires a new appraisal when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months, it must be updated and reviewed before additional funding may occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepare criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired and put on nonaccrual are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value, less estimated selling expense, compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits are included in the qualitative factors based on loan pools in the loan loss analysis.

We have reviewed and revised numerous components and conditions within our credit policies. During the fourth quarter of 2008, we focused more intensely on credit concentrations. During the second quarter of 2009 we prudently adjusted concentration limits to better reflect the current environment. Our concentrations have been lowered and are generally within the established limits. All new credits that are deemed to be in concentration buckets are reviewed by loan committee. During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products. We revised our maximum debt to income ratio to 40% (from 45%) for all retail loans. We terminated the use of interest only payments on retail products except for construction loans and bridge loans. During the first quarter of 2009, the credit policy was modified to reflect that new loans originated must have a maximum loan-to-value of 80% from the then policy of 90%; certain loans have lower limits as follows that have not been modified: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price); and stock (75%). During the second quarter of 2009 we engaged an outside service to perform environmental risk assessments prior to funding. In addition, during the second quarter of 2009, we added back the interest only feature to unsecured retail lines with a one-year term which are underwritten on strict guidelines. Our home equity line products previously had a maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting.

In addition, we hired an experienced in-house credit analyst and purchased software to assist lenders with cash flow and certain ratio analysis. We also purchased software to assist with the credit ratings of loans upon origination, renewal, and the receipt of new financials.

Please refer to Item 8, Financial Statements, Notes #3 and #4 for further discussion of underwriting and risk ratings of loans.

As discussed earlier, MainStreet is asset sensitive and approximately 28% of our loan portfolio consists of variable rate loans. Variable commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten and qualified at 1.5% of the full equity line commitment.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services.

Please refer to Item 8, Note 18, Concentrations of Credit Risk, for a detailed discussion of our concentrations of credit.

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

In summary, we have enhanced our processes, personnel and software to address nonaccrual and criticized loans. Also, more detailed and frequent reporting regarding asset quality helps insure more timely and greater oversight of asset quality. We believe these enhancements are assisting us in working through the asset quality issues resulting from the severe recession.

Nonaccrual loans, also our impaired loans, were $7,702,343, $3,890,152, $4,217,698, $147,278, and 588,762 at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. This substantial increase in nonaccrual loans represents the negative economic trends in our markets which began to accelerate in 2008. These loans are also considered impaired loans. Lost interest related to impaired loans as of December 31, 2010, December 31, 2009, 2008, 2007, and 2006 was $282,181, $334,620, $113,626, $15,421, and $21,804 respectively. Interest income reflected in the 2010, 2009, 2008, 2007, and 2006 income statements related to impaired loans was $227,630, $203,755, $207,346, $1,126 and $26,395, respectively. A specific reserve allowance was maintained against these loans at December 31, 2010 and 2009 in the amount of $565,704 and $26,733, respectively. Loans that were past due more than 90 days at December 31, 2010, 2009, 2008, 2007, and 2006 were $1,062,174, $552,944, $464,701, $483,636 and $0, respectively. Troubled debt restructurings not included in nonaccrual loans at December 31, 2010 and 2009 were $374,597 and $304,703, respectively. These loans did not have any additional commitments at December 31, 2010 and 2009, respectively. The borrowers were complying with their modified terms at December 31, 2010 and 2009, respectively. Our nonperforming loans continued to increase throughout 2010 and we continue to monitor our loans closely and strive to identify issues early in order to address them promptly. Overall, Franklin Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans. Please refer to Item 8, Financial Statements, Note #4 for further discussions and break downs of past due loans and nonaccruals.

At December 31, 2010, 2009, and 2008, MainStreet has $4,152,667, $3,513,485 and $1,158,600, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at the lower of cost or fair market value, less selling costs, based on appraised value. Our other real estate is expected to increase as our nonaccrual loans work through the process and several foreclosures are scheduled. Because of the regulatory environment, we are accelerating our disposals of these properties. This accelerated disposal strategy could result in material losses on the other real estate properties that cannot be measured at this time.

Deposits

Deposits are the largest source of funds used to support the liquidity of MainStreet. The ratio of loans, net of unearned deferred costs and fees, to deposits was 89.29% and 88.57% as of December 31, 2010 and 2009, respectively. The ratio of total time deposits, including $100,000 and over, to total deposits was 65.51% and 68.51% at December 31, 2010 and 2009, respectively. Total deposits at December 31, 2010 and 2009 were $177,873,964 and $188,916,780, respectively, a decrease of $11,042,816, or 5.85%. The deposit mix was as follows:

	2010		2009
Demand deposits	$19,357,378	10.88%	$17,582,511	9.31%
Interest checking deposits	6,971,993	3.92	10,587,096	5.60
Money market deposits	23,931,136	13.45	20,276,840	10.73
Savings deposits	11,095,560	6.24	11,048,157	5.85
Time deposits $100,000 and over	50,672,382	28.49	55,692,523	29.48
Other time deposits	65,845,515	37.02	73,729,653	39.03

Total	$177,873,964	100.00%	$188,916,780	100.00%

The chart reflects that the largest components of deposits are in time deposits including $100,000 and over. As a percentage of total deposits, the mix has somewhat changed from 2009 to year end 2010. Demand deposits have increased 1.57%, while interest checking deposits have declined 1.68%. Money market deposits and savings have each increased by 2.72% and .39%, respectively. Total time deposits have declined 3.0%, caused by a .99% decrease in time deposits $100,000 and over, a 2.01% decline in other time deposits. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is fierce from other depository institutions in our market. This affects the availability and ultimately the pricing of deposits. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. The overall rate on interest bearing deposits was 1.85% and 2.47% for 2010 and 2009, respectively, a decline of

62 basis points. Our strategic plan in 2011 includes lowering our cost of funds to benefit net income. We engaged a consultant in the fourth quarter of 2010 to assist us with this process. We began to see some deposit reduction due to this strategy which caused the balance sheet to shrink and increased MainStreet’s capital position. Franklin Bank attracted brokered deposits for the first time during 2009. These deposits were $6.5 million and $8.5 million, respectively, at December 31, 2010 and 2009 and included deposits through the CDARS program. The average amount and rate of deposits can be found in the Net Interest Income section of this Management’s Discussion and Analysis in the Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are shown in Part II, Item 8, Footnote #7. Demand deposits were only 10.88% and 9.31% of total deposits at year end 2010 and 2009, respectively. A further increase in demand deposits would improve the net interest margin and the total rate on interest bearing deposits. Increasing demand deposits is a continued focus in 2011.

Borrowings

MainStreet has several sources for borrowings generally to assist with liquidity. At December 31, 2010, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at December 31, 2010 and 2009 were $120,233,308 and $117,046,964, respectively.

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at December 31, 2010 and December 31, 2009.

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 4.22% at December 31, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2010.

The following table presents information on each category of MainStreet’s borrowings.

	December 31, 2010	December 31, 2009	December 31, 2008
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$—	$—	$15,000,000
Weighted average interest rate at period end	—%	—%	.46%
Maximum amount outstanding at any month-end during the period	$—	$10,000,000	$15,000,000
Average amount outstanding during the period	$5,479	$3,287,671	4,904,371
Weighted average interest rate during period	.49%	.52%	1.68%

Federal funds purchased
Amount outstanding at period end	$—	$—	$1,512,000
Weighted average interest rate at period end	—%	—%	.79%
Maximum amount outstanding at any month-end during the period	$—	$—	$6,299,792
Average amount outstanding during the period	$5,781	$59,425	$1,041,838
Weighted average interest rate during period	.71%	.89%	2.16%

Repurchase agreements
Amount outstanding at period end	$13,500,000	$13,500,000	$13,500,000
Weighted average interest rate at period end	3.93%	3.93%	3.93%
Maximum amount outstanding at any month-end during the period	$13,500,000	$13,500,000	$13,500,000
Average amount outstanding during the period	$13,500.000	$13,500,000	$13,483,607
Weighted average interest rate during the period	3.99%	3.99%	4.00%

Corporate Cash Management
Amount outstanding at period end	$—	$—	$199,375
Weighted average interest rate at period end	—%	—%	.60%
Maximum amount outstanding at any month-end during the period	$—	$401,138	$400,000
Average amount outstanding during the period	$—	$161,632	$274,470
Weighted average interest rate during the period	—%	.50%	2.00%

Shareholders’ Equity

Total shareholders’ equity was $22,089,467, $21,777,262, and $21,367,265 at December 31, 2010, 2009 and 2008, respectively. Average shareholders’ equity to average assets was 9.99%, 9.75%, and 9.76% for 2010, 2009, and 2008, respectively. Book value per share was $12.89, $12.71, and $12.47 at December 31, 2010, 2009, and 2008, respectively.

In September 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock. By year end 2008, a total of 78,800 shares had been repurchased with total costs of $1,176,170. Of this 26,000 shares were repurchased in 2008 for a total cost of $383,330. The plan has been terminated. In addition, the Corporation is prohibited from repurchasing any of its own stock by the terms of the MOU with the Federal Reserve Bank of Richmond.

Also, in September 2007, MainStreet’s Board of Directors approved a cash dividend of $.05 per share which was MainStreet’s first cash dividend paid. Since that date, MainStreet paid a quarterly dividend until the fourth quarter of 2008. The dividend payout ratio for 2008 was 43.99%. Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve Bank of Richmond.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain certain capital ratios. Failure to meet capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. The required level of capital can also be affected by earnings, asset quality and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three-year capital program which, among other things, requires Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at December 31, 2010 and 2009 in the current economic circumstances, capital resources are a focus for the Corporation. See Note 15 to the financial statements for capital ratios. Should it be necessary or appropriate to obtain additional capital, then current shareholders could suffer dilution.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off-balance sheet obligations are loan commitments that were $19,487,404 and $21,844,932, respectively at December 31, 2010 and 2009. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”). At December 31, 2010 and December 31, 2009, we had available credit from borrowings in the amount of $41,413,677 and $44,797,545, respectively. MainStreet’s ratio of liquid assets to total liabilities at December 31, 2010 and December 31, 2009 and December 31, 2008 was 14.93%, 13.97%, and 1.74%,

respectively. As can be seen from the ratios, liquidity was stressed at year end 2008 but has greatly improved throughout 2010 and 2009 due to strategies implemented. Deposits provide the basic core for liquidity. During the third quarter of 2008 banking institutions were challenged with liquidity as a result of the withdrawal of deposits due to concerns over the health of the country’s financial system. Financial institutions utilized high interest rates in the market to maintain and attract depositors. As a result, deposits at Franklin Bank declined during the third quarter. This situation stabilized during 2009. However, deposit decline has resurfaced primarily during the fourth quarter of 2010 due to the lowering of deposit rates in an effort to reduce overall liability costs. In addition to the borrowing facilities, MainStreet in early 2009 developed relationships with several entities allowing for the gathering of brokered deposits. We have also become a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million dollars in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank has accepted brokered deposits in the amount of $6.5 million as of December 31, 2010 which is less than 4% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At December 31, 2010, this would allow us to gather an additional $20.2 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At December 31, 2010, Franklin Bank had $3.9 million in internet certificates of deposit. Franklin Bank also participated loans during the first quarter of 2009 to aid liquidity.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. MainStreet utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300 and 400 basis point interest rate environment, as applicable. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the then current level prime rate of 3.25% at December 31, 2010 in a rising and declining 100, 200, 300 and 400, basis point interest rate environment; as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	11.00%	16.00%
+300 bp	6.25	8.00	13.00
+200 bp	5.25	6.00	8.00
+100 bp	4.25	3.00	4.00
-100 bp	2.25	-1.00	0.00
-200 bp	1.25	0.00	1.00
-300 bp	0.25	-1.00	-2.00

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

The affiliate fee paid to MainStreet helps support MainStreet’s cash requirements since most of the expenses are directly related to the companies it owns. Dividends from Franklin Bank are also a source of cash for MainStreet. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. In addition, as previously noted, the formal Agreement between Franklin Bank and the OCC prohibits the payment of dividends by Franklin Bank.

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

Recent Accounting Developments

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a Corporation’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Corporation has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Corporation’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 17, 2011

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Cash and due from banks	$2,238,381	$2,304,962
Interest-bearing deposits in banks	8,866,966	20,185,683
Federal funds sold	7,660,000	605,000

Total Cash and Cash Equivalents	18,765,347	23,095,645
Securities available-for-sale, at fair value	27,054,527	23,978,339
Restricted equity securities	996,600	1,063,800

Loans:
Total Gross Loans	158,745,645	167,211,918
Unearned deferred fees and costs, net	79,176	105,524

Loans, net of unearned deferred fees and costs	158,824,821	167,317,442
Less: Allowance for loan losses	(3,584,180)	(3,277,559)

Net Loans	155,240,641	164,039,883
Bank premises and equipment, net	1,811,673	1,960,706
Accrued interest receivable Other real estate, net of valuation allowance	725,261 4,152,667	814,931 3,513,485
Other assets	2,849,099	3,905,131
Bank owned life insurance	2,939,590	2,831,493

Total Assets	$214,535,405	$225,203,413

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$19,357,378	$17,582,511
Interest bearing deposits	158,516,586	171,334,269

Total Deposits	177,873,964	188,916,780

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,071,974	1,009,371

Total Liabilities	192,445,938	203,426,151

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares in 2010 and 2009, respectively	17,866,890	17,843,650
Retained earnings	4,132,595	3,341,057
Accumulated other comprehensive income	89,982	592,555

Total Shareholders’ Equity	22,089,467	21,777,262

Total Liabilities and Shareholders’ Equity	$214,535,405	$225,203,413

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest and Dividend Income:
Interest and fees on loans	$9,588,767	$10,582,260
Interest on interest-bearing deposits	34,501	19,596
Interest on federal funds sold	11,650	8,037
Interest on securities available-for-sale	963,875	1,127,812
Dividends on restricted equity securities	28,215	27,479

Total Interest and Dividend Income	10,627,008	11,765,184

Interest Expense:
Interest on time deposits $100,000 and over	1,230,463	1,749,608
Interest on other deposits	1,856,112	2,420,617
Interest on repurchase agreements	538,071	538,071
Interest on short-term borrowings	68	18,319

Total Interest Expense	3,624,714	4,726,615

Net Interest Income	7,002,294	7,038,569
Provision for loan losses	1,292,100	1,766,300

Net Interest Income After Provision for Loan Losses	5,710,194	5,272,269

Noninterest Income:
Service charges on deposit accounts	306,532	304,543
Mortgage brokerage income	263,208	189,380
Income on bank owned life insurance	108,097	111,043
Gain on sale of securities available-for-sale	650,626	—
Loss and impairment of other real estate and repossessions	(216,200)	(410,121)
Other fee income and miscellaneous income	378,662	242,986

Total Noninterest Income	1,490,925	437,831

Noninterest Expense:
Salaries and employee benefits	2,958,062	2,776,062
Occupancy and equipment expense	862,376	817,788
Professional fees	239,221	267,520
Outside processing	457,759	443,849
FDIC assessment	547,466	460,139
Franchise tax Other real estate and repossessions	160,500 141,159	167,500 61,329
Other expenses	677,208	640,714

Total Noninterest Expense	6,043,751	5,634,901

Net Income Before Tax	$1,157,368	$75,199
Income Tax Expense	365,830	3,622

Net Income	$791,538	$71,577

Basic Net Income Per Share	$.46	$.04

Diluted Net Income Per Share	$.46	$.04

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number Of Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2008	1,713,375	$17,799,014	$3,269,480	$298,771	$21,367,265
Comprehensive Income:
Net Income	—	—	71,577	—	71,577
Other comprehensive income:
Net unrealized holding gains during the period	—	—	—	406,855	406,855
Deferred income tax expense	—	—	—	(138,331)	(138,331)
Change in actuarial gain on SERP	—	—	—	38,272	38,272
Deferred income tax expense	—	—	—	(13,012)	(13,012)

Total other comprehensive income	—	—	—	293,784	293,784

Total Comprehensive Income	—	—	71,577	293,784	365,361
Stock-based compensation costs	—	44,636	—	—	44,636

Balance at December 31, 2009	1,713,375	$17,843,650	$3,341,057	$592,555	$21,777,262

Comprehensive Income:
Net Income	—	—	791,538	—	791,538
Other comprehensive loss:
Net unrealized holding losses during the period	—	—	—	(122,456)	(122,456)
Deferred income tax benefit	—	—	—	41,635	41,635
Less reclassification adjustments for gains included in net income, net of income tax expense of $221,213	—	—	—	(429,413)	(429,413)
Change in actuarial gain on SERP	—	—	—	11,608	11,608
Deferred income tax expense	—	—	—	(3,947)	(3,947)

Total other comprehensive loss	—	—	—	(502,573)	(502,573)

Total Comprehensive Income	—	—	791,538	(502,573)	288,965
Stock-based compensation costs	—	23,240	—	—	23,240

Balance at December 31, 2010	1,713,375	$17,866,890	$4,132,595	$89,982	$22,089,467

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash Flows From Operating Activities:
Net income from operations	$791,538	$71,577
Provision for loan losses	1,292,100	1,766,300
Depreciation and amortization	231,716	252,898
Amortization of discounts and premiums, net	96,868	5,707
Gain on sale of securities	(650,626)	—
Loss and impairment on other real estate owned and repossessions	216,200	410,121
Loss on disposal of fixed assets	3,895	—
Stock option expense	23,240	44,636
Deferred tax expense (benefit)	(220,501)	105,072
Decrease in accrued interest receivable	89,670	40,123
(Increase) decrease in other assets	1,040,587	(2,640,213)
Increase in value of BOLI	(108,097)	(111,043)
Increase (decrease) in accrued interest payable and other liabilities	74,211	(117,175)

Net cash provided by (used in) operating activities	2,880,801	(171,997)

Cash Flows From Investing Activities:
Purchases of furniture, fixtures, and equipment	(86,578)	(71,655)
Purchases of securities available-for-sale	(35,189,662)	(12,691,141)
Purchases of restricted equity securities	—	(78,900)
Redemption of restricted equity securities	67,200	450,000
Calls/maturities/repayments of securities available-for-sale	18,633,581	10,702,438
Proceeds from sale of securities	13,260,569	—
Capital improvements to other real estate owned	(295,232)	(138,213)
Proceeds from sale of other real estate owned and repossessions	2,870,135	2,564,428
Loan originations and principal collections, net	4,571,704	19,008,117

Net cash provided by investing activities	3,831,717	19,745,074

Cash Flows From Financing Activities:
Increase in non-interest bearing deposits	1,774,867	1,347,048
Increase (decrease) in interest bearing deposits	(12,817,683)	15,711,866
Repayment of short-term borrowings	—	(16,711,375)

Net cash provided by (used in) financing activities	(11,042,816)	347,539

Net increase (decrease) in cash and cash equivalents	(4,330,298)	19,920,616
Cash and cash equivalents at beginning of year	$23,095,645	$3,175,029

Cash and cash equivalents at end of year	$18,765,347	$23,095,645

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,706,849	$4,913,195

Cash paid during the period for taxes	$225,000	$433,000

Unrealized gain (loss) on securities available for sale	$(773,082)	$406,855

Transfer of loans to other real estate and other assets	$3,430,285	$5,191,221

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 – Summary of Accounting Policies

(a)	General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated as a Virginia corporation effective January 14, 1999. MainStreet has had two registered stock offerings since its inception raising a total of $14,029,501. MainStreet also had a private placement offering which raised total proceeds of $1,807,101. The shares purchased from the private placement offering were also subsequently registered. The Corporation was primarily organized to serve as a bank holding company. Its first wholly-owned subsidiary was located in Martinsville, VA and was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc., for the sole purpose of owning the real estate of the Corporation.

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. It currently has four banking offices including its main office. When MainStreet sold its first banking subsidiary the capital was redeployed to Franklin Bank.

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

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value and included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the equity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

(e)	Loans

The recorded investment in loans represents the customers unpaid principal balances, net of partial charge-offs and unearned fees and costs. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. Past due status on all loans is recognized and determined based on contractual terms. It is the Corporation’s policy to discontinue the accrual of interest on all loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Generally, all payments for all loans on nonaccrual status are applied as a principal reduction until the principal is satisfied. Once a loan is placed on nonaccrual status, any interest that is collected will be recorded on a cash basis. Interest on impaired loans is recognized in the same manner as loans that are not considered impaired; that is, interest is generally recognized on the cash basis once the collection of principal and interest is 90 days or more past due. As a general rule, a nonaccrual loan may be restored to accrual status when none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest. If any interest payments received while the loan was in nonaccrual status were applied to reduce the recorded investment in the loan, the application of these payments to the loan’s recorded investment is not reversed (and interest income is not credited) when the loan is returned to accrual status. The Company must have received repayment of the past due principal and interest unless the asset has been formally restructured and qualifies for accrual status or the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is past due and in nonaccrual status, even though the loan has not been brought fully current, and the following two criteria are met. These criteria are, first, that all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and, second, that there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms involving payments of cash or cash equivalents. A loan that meets these two criteria may be restored to accrual status but must continue to be disclosed as past due if all arrearages have not been paid.

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans. BankShares considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement. BankShares’ impaired loans are our nonaccrual loans and troubled debt restructurings. BankShares evaluates its impaired loans and troubled debt restructurings on an individual basis. For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan’s collateral properties. For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans’ collateral properties are included in the provision for loan losses.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(f)	Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

(g)	Loan Fees and Costs

Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin. A regular review is conducted on the pricing levels of fees and costs as experience with our lending processes increases.

(h)	Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) losses are accrued when they are probable of occurring and are capable of estimation and (ii) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by loan segments. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Charge-offs on commercial loans are recorded when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specific delinquency date consistent with regulatory guidelines. Loans secured by real estate are written down to appraised value with the remainder charged-off when a loss is apparent. Refer to Note 4 of the financial statements for detailed information related to the allowance for loan losses.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(i)	Other Real Estate

Other real estate is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of cost or the fair market value less selling costs, based on appraised value at time of foreclosure. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expense. While management uses available information to recognize losses on other real estate, additional write-downs may be necessary based on changes in economic conditions. Other real estate owned was $4,152,667 and $3,513,485 at December 31, 2010 and 2009, respectively.

(j)	Bank Premises and Equipment

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

(k)	Stock Options and Warrants

MainStreet recognized compensation cost relating to share-based payment transactions in accordance with generally accepted accounting principles. That cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for the award based on the grant-date fair value of the award and recognized the cost over the period the employee is required to provide services for the award. MainStreet recorded compensation cost in the amount of $23,240 and $44,636 for the years ended December 31, 2010 and December 31, 2009, respectively. Additional disclosures required are included in Note 14 to the consolidated financial statements herein.

(l)	Income Taxes

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(m)	Net Income Per Share

ASC 260 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 11 for detailed information on net income per share for the years ending December 31, 2010 and 2009, respectively. Please refer to Note 14 for detailed information on stock options and warrants for the years ending December 31, 2010 and 2009, respectively.

(n)	Comprehensive Income

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

(o)	Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(p)	Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $75,639 and $73,125 for 2010 and 2009, respectively.

(q)	Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

(r)	Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

(s)	Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairments of securities, valuation of other real estate owned, and the fair value of financial instruments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2010 and 2009 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government sponsored agencies	$3,375,529	$33,938	$(43,260)	$3,366,207
Mortgage backed securities	23,592,541	287,034	(191,255)	23,688,320

Total securities available-for-sale	$26,968,070	$320,972	$(234,515)	$27,054,527

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$1,647,191	$7,377	$(22,847)	$1,631,721
Mortgage backed securities	21,471,609	905,079	(30,070)	22,346,618

Total securities available-for-sale	$23,118,800	$912,456	$(52,917)	$23,978,339

All of our mortgage backed securities are either guaranteed by U. S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available-for-sale at December 31, 2010, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$—	$—
Due after one year but within five years	1,000,000	998,910
Due after five years but within ten years	2,626,281	2,605,409
Due after ten years	23,341,789	23,450,208

	$26,968,070	$27,054,527

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

There were gross gains of $650,626 and no losses recorded on sales and calls of securities available for sale at December 31, 2010. There were no gains or losses recorded on sales and calls of securities available for sale at December 31, 2009.

Securities available-for-sale with carrying values approximating $16,325,648 and $18,141,506 at December 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Following demonstrates the unrealized loss position of securities available for sale at December 31, 2010 and 2009.

			December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government sponsored agencies	$1,706,740	$(43,260)	$—	$—	$1,706,740	$(43,260)
Mortgage backed securities	8,655,226	(191,255)	—	—	8,655,226	(191,255)

Total temporarily impaired securities	$10,361,966	$(234,515)	$—	$—	$10,361,966	$(234,515)

			December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. government sponsored agencies	$548,273	$(22,847)	$—	$—	$548,273	$(22,847)
Mortgage backed securities	2,464,848	(30,070)	—	—	2,464,848	(30,070)

Total temporarily impaired securities	$3,013,121	$(52,917)	$—	$—	$3,013,121	$(52,917)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At December 31, 2010, $10.4 million securities had unrealized losses and at December 31, 2009, $3.0 million securities had unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at December 31, 2010 and December 31, 2009.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 and $435,100 at December 31, 2010 and December 31, 2009, respectively. Federal Home Loan Bank (“FHLB”) stock makes up the remainder of the balance in restricted equity securities and totaled $561,500 and $628,700 at December 31, 2010 and 2009, respectively. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2010 and 2009, the Corporation does not consider this investment to be other than temporarily impaired at December 31, 2010 and no impairment has been recognized. FHLB did repurchase some excess capital stock during 2010 and has paid some dividends.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at December 31, 2010 and 2009 are as follows:

	2010	2009
Commercial	$10,874,581	$11,882,830
Real Estate:
Construction and land development	31,397,922	34,744,468
Residential 1-4 families
First liens	39,509,829	38,082,662
Junior liens	9,537,112	9,011,349
Home Equity lines	10,650,365	14,974,066
Commercial real estate	54,455,674	55,537,593
Consumer	2,320,162	2,978,950

Total Gross Loans	158,745,645	167,211,918
Unearned income & deferred fees	79,176	105,524

Loans, net of unearned income & deferred fees	$158,824,821	$167,317,442

Overdrafts reclassified to loans at December 31, 2010 and 2009 were $23,852 and $56,527, respectively.

Loan Origination/Risk Management: Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by Account Officers for the purpose of making sound and prudent credit decisions. Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss. Each credit decision is based on merit and no other factors. Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of the Company’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment. A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, loans deemed to be classified or criticized and credit concentrations. The portfolio is constantly reviewed based on segments of concern, the aging and extension of credits along with stress testing the portfolio’s collateral values and defined loan concentrations. Annually, a Loan Review Plan is developed to identify and mitigate potential weakness in the loan portfolio. Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist. The developed plan is presented to Loan Committee of Franklin Bank’s Board of Directors each year for approval. Presently, Franklin Bank’s top fifty borrowers comprise approximately forty percent of the Bank’s entire loan portfolio; therefore, we dedicate thirty percent of loan review time to reviewing these large relationships. Overall, the goal is to review 33% of the entire loan portfolio. Each year we strive to lower the average loan review size to improve penetration into junior lending portfolios which provides prudent risk management based on average charge-off size. Reviews generally consist of sampling 10 to 15 individual loans in each segment and reviewing the borrower’s total relationship within the Bank. Review segments vary from year to year to ensure a complete cycle of all significant loan product types. Results of each review segment are published when completed and communicated to the Loan Committee of the Board of Directors with a response from the Bank’s Senior Lender or Head of Retail lending depending on the product type reviewed.

In general all loans exceeding $100,000 are documented by three years of financial reports in conjunction with review and analysis by a credit analyst independent of the lending approval process. Generally all real estate loans are underwritten based on verified income, or cash flow, and margined at 80% or less depending upon the regulatory supervisory limit. All loans are underwritten based upon analysis of all identified primary and secondary repayment sources.

Construction & Land Development: Emphasis is placed on the estimated absorption period of the project based on the intimate knowledge of local demand and geographic concentrations by appraisers and account officers. Projects are monitored by Franklin Bank’s in-house construction inspector to ensure adherence to project specifications and timely completion. Loan to values are manually tracked to ensure conforming collateral coverage is maintained throughout the development phase. Interest carry abilities are determined by analyzing global cash flow and available liquidity. Due to the complex nature of loans for spec housing and spec lot requests are underwritten by Franklin Bank’s business lending group. Terms at origination for speculative lot loans are based on collateral margins and on qualifying the borrower to policy requirements based on a ten year amortization period. Spec housing terms generally are held to eighteen months with allowance made for substantial curtailments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Commercial Real Estate: Loans are generally underwritten based on verified income or cash flow to ensure a global coverage ratio of at least 1.25x. In general, collateral margin is determined based on appraisal or evaluation market value not to exceed 80 percent of appraised market value or cost, which ever is less. All properties receive proper environmental due diligence prior to funding of the credit. Account officers perform and document a market analysis which may include data on competing businesses and projects. When applicable, market analysis data may be obtained from independent sources. Cash flows and collateral margins are appropriately stress tested. Terms generally range from five to fifteen years, however, may be longer based on approval from Franklin Bank’s President and Chief Credit Officer.

Commercial Loans: Loans are generally underwritten based on verified income or cash flow to ensure global debt service coverage ratio of at least 1.25x. Terms can range up to seven years based on loan purpose and collateral offered. Based on policy, credit lines have maturities of one year. Generally inventory loans are margined at 50% while equipment loans, depending on age of collateral, range from 90%, if new, to 80%, if used. Receivables are margined at 80% based on the aging of receivables outstanding sixty days or less.

Consumer /Residential 1-4 Families and Equity Lines: Loans are generally underwritten based on a maximum debt to income ratio of 40 percent gross. Incomes are verified for all secured loans exceeding $35,000 and unsecured loans totaling $10,000 or more. Policy requires income verification to be documented for all real estate loans. Collateral margins and terms for non-real estate collateral are determined and made available to retail lenders by Franklin Bank’s Chief Credit Officer. Cash flows for all self employed borrowers are determined by Franklin Bank’s independent credit analyst. Policy defines unsecured loan terms at a maximum of thirty six months while individual unsecured lines are underwritten to maturities of less than one year with the line amount being based on a percentage of available liquidity and net worth. Construction loans for individuals are underwritten to policy based on cost overruns of at least fifteen percent. Debt to income ratios for equity lines are underwritten based on the borrower paying 1.5% of the total available line monthly. All equity lines are reviewed annually and filtered based on updated credit scores, average percentage drawn and delinquency. “Watch” accounts are identified based on filters and then individually reviewed by the responsible account officer.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance at beginning of year	$3,277,559	$3,502,029
Provision for loan losses	1,292,100	1,766,300
Losses charged to allowance	(1,155,235)	(2,133,966)
Recoveries credited to allowance	169,756	143,196

Balance at end of year	$3,584,180	$3,277,559

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
	Commercial	and Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$1,686	$321,053	$193,563	$12,020	$11,838	$7,232	$18,312	$565,704

Ending Balance:
Collectively evaluated for impairment	136,763	765,130	872,120	231,506	205,225	786,076	21,656	3,018,476

	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$3,584,180

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Loans, Net of
	Commercial	and Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Unearned Fees And Costs

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$352,156	$3,710,600	$3,378,390	$196,970	$147,978	$272,534	$18,312	$8,076,940

Ending Balance:
Collectively evaluated for impairment	10,523,792	27,687,322	36,188,318	9,340,142	10,502,387	54,183,140	2,322,780	150,747,881

	$10,875,948	$31,397,922	$39,566,708	$9,537,112	$10,650,365	$54,455,674	$2,341,092	$158,824,821

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Net charge-offs of $985,479 and $1,990,770 for 2010 and 2009, respectively, equated to .60% and 1.09%, respectively, of average loans outstanding, net of unearned deferred fees and costs. The loan loss reserve at December 31, 2010 and 2009 represented 2.26% and 1.96%, respectively, of loans, net of unearned deferred fees and costs.

	For the Periods Ended
	December 31, 2010	December 31, 2009
Nonaccrual loans and leases	$7,702,343	$3,890,152
Loans 90 days or more past due and still accruing	1,062,174	552,944

Total nonperforming loans	8,764,517	4,443,096
Foreclosed real estate	4,152,667	3,513,485
Other foreclosed property	—	—

Total foreclosed property	4,152,667	3,513,485

Total nonperforming assets	$12,917,184	$7,956,581

Other real estate at December 31, 2010 and 2009 had valuation allowances of $272,851 and $240,309, respectively.

An age analysis of past due loans as of December 31, 2010 is as follows:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
Commercial	$133,113	$8,504	$46,763	$188,380	$10,686,201	$10,874,581	$1,969	$352,156
Real Estate:
Construction and land development	920,167	350,816	2,467,750	3,738,733	27,659,189	31,397,922	125,129	3,710,600
Residential 1-4 Families
First Liens	936,689	847,000	2,007,009	3,790,698	35,719,131	39,509,829	677,178	3,027,892
Junior Liens	65,130	178,710	150,250	394,090	9,143,022	9,537,112	—	172,871
Home Equity lines			147,978	147,978	10,502,387	10,650,365	—	147,978
Commercial Real Estate	242,412	—	530,433	772,845	53,682,829	54,455,674	257,898	272,534
Consumer	34,228	2,407	—	36,635	2,283,527	2,320,162	—	18,312

	$2,331,739	$1,387,437	$5,350,183	$9,069,359	$149,676,286	$158,745,645	$1,062,174	$7,702,343

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Impaired loans at December 31, 2010 are as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with Related Allowance	Recorded Investment with No Related Allowance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$493,422	$103,649	$248,507	$1,686	$216,718	$7,256
Real Estate:
Construction and land development	3,845,257	1,393,123	2,317,477	321,053	2,885,989	56,859
Residential 1-4 Families
First Liens	3,378,390	1,106,931	2,271,458	193,563	1,849,504	157,609
Junior Liens	196,970	150,250	46,721	12,020	192,966	8,233
Home Equity lines	147,978	147,978	—	11,838	36,995	6,289
Commercial Real Estate	272,534	272,534	—	7,232	328,458	4,636
Consumer	18,312	18,312	—	18,312	20,356	—

	$8,352,863	$3,192,777	$4,884,163	$565,704	$5,530,986	$240,882

Impaired loans on nonaccrual at December 31, 2010 were $7,702,343. Of the total, $3,192,779 loans had a specific reserve of $565,704 and an additional $329,587 had portions of the loan charged off. Impaired loans were $3,890,152 at December 31, 2009, of which all were on nonaccrual. The average balance during 2009 for impaired loans was approximately $6,576,249. Of the $3,890,152 of impaired loans at December 31, 2009, $42,661 had specific reserves of $26,733 included in the allowance for loan losses and $1,221,080 had portions of the loan charged off. Following is a breakdown of the interest for nonaccrual loans for periods ending December 31, 2010 and 2009, respectively.

	December 2010	December 2009
Interest that would have been earned	$523,063	$538,375
Interest reflected in income	240,882	203,755

Lost interest	$282,181	$334,620

All interest in income on impaired loans had been received in 2010 and 2009. No additional interest was reflected in income for 2010 and 2009 on impaired loans.

At December 31, 2010 and 2009, MainStreet had $374,597 and $304,703, respectively, in loans under the terms of troubled debt restructurings included in impaired loans; however, these loans are not on nonaccrual because the borrowers are complying with the revised terms and conditions and have demonstrated repayment performance with the modified terms. These loans did not have any additional commitments at December 31, 2010 and 2009, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Commercial loans, including commercial loans secured by real estate and construction and land development loans, are rated based on a systematic evaluation of risk incorporating both financial data and subjective assessments. Based on loan type and appropriate model a rating is assigned to one of eight summarized ratings below:

Prime (1.00)

Exceptional credits are of the highest quality. These loans are supported by large, well-established borrowers with excellent financial stability and strength, and may be secured by cash or cash equivalents. Where applicable, guarantors have substantial net worth and personal cash flow, and could easily fulfill their obligation should the need arise.

Good (2.00)

Superior credits are supported by well-established borrowers with excellent financial stability and strength. The borrower’s cash flow, liquidity, and equity are more than ample. These credits may be secured by cash or cash equivalents. For loans with personal guarantees, the guarantors are high net worth individuals, and have the resources available to satisfy their obligation if necessary.

Acceptable (3.00)

Loans in this category are supported by borrowers and guarantors that are financially sound. Cash flow, liquidity and equity are sufficient to provide a comfortable margin in the event of short-term economic disturbances. Assets pledged as collateral would provide a dependable secondary source of repayment.

Pass/Watch (4.00)

Credits in this category present the maximum acceptable risk for new facilities. Borrowers generate enough cash for debt service needs, but may not have sufficient resources to weather short-term market fluctuations. Management may lack depth or experience, and industry volatility may be an issue. Where applicable, guarantors have sufficient resources to provide an additional margin of protection.

Special Mention (5.00)

Assets in this category demonstrate signs of potential weakness, which, if uncorrected, could result in default. The borrower’s liquidity or equity may be marginal, trends in cash flow and profitability may point to a weakening financial condition, or the borrower’s industry may be slightly unstable or showing early indications of decline. Collateral may be illiquid or provide only a relatively small margin. Migration analysis data is performed and updated quarterly on these loans. It is based on loans downgraded originally into this category. Our loss factor is determined based on charge-offs during the quarter divided by the balance of special mention loans at the beginning of the quarter. This is then increased by the qualitative factors which increases the applied loss factor to 3%.

Substandard (6.00)

Loans in this category present an unacceptable credit risk. Borrowers and guarantors may be financially weak, and may lack the sufficient resources to adequately service debt. The abilities of management and industry stability may also be of concern. Collateral may be lacking in quality or liquidity, and offers little additional protection. Migration analysis data is performed and updated quarterly on these loans. It is based on loans downgraded originally into this category. Our loss factor is determined based on charge-offs during the quarter divided by the balance of special mention loans at the beginning of the quarter. This is then increased by the qualitative factors which increases the applied loss factor to 8%.

Doubtful (7.00)

These loans have an extremely high probability of loss, though the timing and magnitude of the loss may remain unclear. Borrowers and guarantors exhibit major financial shortcomings, and clearly lack the sufficient resources to adequately service debt or honor their commitments. Collateral is lacking in quality or liquidity, and offers little, if any, additional protection.

Loss (8.00)

The probability of collection on these credits is so low that they may be properly classified as uncollectible.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Generally, consumer loans, home equity lines, and residential 1-4 family loans are not risk rated and considered a pass credit unless they are related to a risk rated commercial loan relationship or exhibit the following:

Special Mention:

•	Exhibit delinquency ranging from 60 to 89 days.

•	Payment to income ratio exceeding 75% with no delinquency exceeding 30 days.

•	1-4 family real estate loans and home equity lines 90 days or more delinquent with loan to value less than 60% with updated appraisal for determination.

Substandard:

•	All other retail loans 90 days or more delinquent.

•	Payment to income ratio exceeding 75% with 30 days or more delinquency.

•	Borrowers engaged in bankruptcy or non-accrual status.

•	1-4 family residential real estate loans and home equity lines 90 days or more delinquent with loan to values greater than 60% with updated appraisal for determination.

Internal Risk Rating Grades		Real Estate
	Commercial	Construction And Land Development	Residential 1-4 Families		Home Equity Lines	Commercial Real Estate	Consumer	Totals by Internal Risk Rating Grade
			First Liens	Junior Liens
Grade:
Pass	10,025,118	23,635,182	30,668,053	6,960,663	9,687,608	48,984,057	2,207,956	132,168,637
Special Mention	83,794	1,582,130	1,177,611	1,430,907	314,779	1,714,482	—	6,303,703
Substandard	662,020	5,306,206	7,362,676	1,145,542	647,978	3,484,601	93,894	18,702,917
Doubtful	103,649	874,404	301,489	—	—	272,534	18,312	1,570,388
Loss	—	—	—	—	—	—	—	—

	$10,874,581	$31,397,922	$39,509,829	$9,537,112	$10,650,365	$54,455,674	$2,320,162	$158,745,645

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 5 – Related Party Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2010 and 2009 for all such loans are summarized below:

	2010	2009
Balance at beginning of year	$10,784,389	$11,587,550
Additions	11,618,982	10,199,404
Payments	(10,688,548)	(11,002,565)

Balance at end of year	$11,714,823	$10,784,389

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments to related persons were $3,554,547 and $3,430,471 at December 31, 2010 and 2009, respectively.

Note 6 – Bank premises and Equipment

Bank premises and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Buildings and land	$1,306,410	$1,306,410
Furniture and equipment	1,300,740	1,256,233
Computer software	249,773	217,277
Leasehold improvements	406,917	418,468
Automobiles	20,284	20,284

	3,284,124	3,218,672
Accumulated depreciation and amortization	(1,472,451)	(1,257,966)

Bank premises and equipment, net	$1,811,673	$1,960,706

Depreciation expense was $231,716 and $252,898 for 2010 and 2009, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 7 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2010 and 2009 are as follows:

	2010
	Time Deposits $100,000 and Over	Other Time Deposits
2011	$30,351,293	$47,763,591
2012	6,037,160	4,726,875
2013	4,586,750	2,912,002
2014	5,797,992	4,546,561
2015	3,899,187	5,896,486

Total	$50,672,382	$65,845,515

	2009
	Time Deposits $100,000 and Over	Other Time Deposits
2010	$37,510,471	$49,639,283
2011	10,382,015	16,040,939
2012	535,193	564,895
2013	1,980,695	2,959,007
2014	5,284,149	4,525,529

Total	$55,692,523	$73,729,653

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2010 and 2009 were $7,775,963 and $7,964,421, respectively.

Note 8 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at December 31, 2010 and December 31, 2009.

There were no overnight federal funds purchased at December 31, 2010 and December 31, 2009.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at December 31, 2010 and December 31, 2009.

Note 9 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CGMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at December 31, 2010.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2010.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 10 – Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Corporation is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2007. MainStreet was audited by the Internal Revenue Service for tax years ending December 31, 2005 and 2006 during 2009. There was no additional assessment pertaining to this audit.

The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2010 and 2009. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2010	2009
Current expense	$586,331	$(101,450)
Deferred tax expense (benefit)	(220,501)	105,072

Income Tax Expense	$365,830	$3,622

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2010	2009
Computed at the expected federal statutory rate	$393,505	$25,568
Nondeductible meals & entertainment	1,176	669
Bank owned life insurance	(36,753)	(37,754)
Incentive stock option expense	7,902	15,139

Income Tax Expense	$365,830	$3,622

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

The components of deferred tax assets and liabilities are as follows:

	2010	2009
Allowance for loan losses	$1,017,167	$923,846
SERP accrual	151,959	112,988
Interest on nonaccrual loans	71,457	23,954
Other	5,216	5,045
Unrealized losses on other real estate	92,769	81,705

Deferred tax assets	1,338,568	1,147,538

Prepaid service contracts and insurance	31,596	36,046
Depreciation and amortization	96,486	113,615
Unrealized gain on securities available-for-sale	29,395	292,243
Other	26,152	30,097

Deferred tax liabilities	183,629	472,001

Net deferred tax assets	$1,154,939	$675,537

Note 11 – Net Income Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount

Earnings per share, basic	1,713,375	$.46	1,713,375	$.04

Effect of dilutive securities:
Stock options and warrants	—		—

Earnings per share, diluted	1,713,375	$.46	1,713,375	$.04

In 2010 and 2009, stock options representing 161,272 shares and 217,188 shares, respectively, were not included in the calculation of earnings per share because they would have been antidilutive.

Note 12 – Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. BankShares has a 401-K plan which provides for contributions by employees and a matching contribution by the Company. Total 401-K match expense was $77,043 and $67,655 for the years ended December 31, 2010 and 2009, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

In addition, MainStreet has supplemental retirement benefits provided to its executive officers under a supplemental executive retirement plan (“SERP”) executed in 2007. Although technically unfunded, a Rabbi Trust and insurance policies on the lives of the covered executives are available to finance future benefits. The Bank is the owner and beneficiary of these policies. The expense for 2010 and 2009 was $114,621 and $98,420, respectively. Total expected expense for 2011 is $131,012. The following were significant actuarial assumptions used to determine benefit obligations:

	December 31, 2010	December 31, 2009
Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.25%
Assumed rate of annual compensation increases	4.50	4.50

	December 31, 2010	December 31, 2009
Changes in Projected Benefit Obligation
Projected benefit obligation January 1,	$294,046	$233,898
Service cost	99,949	86,942
Interest cost	17,477	11,478
Prior (gain) loss amortized	(2,805)	—
Actuarial (gain) loss	(11,608)	(38,272)
Benefits paid	—	—

Projected benefit obligation, December 31	$397,059	$294,046

The SERP liability is included in other liabilities on the Corporation’s consolidated balance sheet.

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial gains	$49,880	$38,272
Deferred income tax expense	(16,959)	(13,012)

	$32,921	$25,260

Components of Net Periodic Benefit Cost
Service cost	$99,949	$87,343
Interest cost	17,477	11,478
Actuarial gains	(2,805)	(401)

Net Periodic Benefit Cost	$114,621	$98,420

Other Pre-tax Changes in Benefit Obligations Recognized in Other Comprehensive Income
Actuarial gains	$(11,608)	$(38,272)

Total Pre-tax Amounts Recognized in Net Periodic Cost and Other Comprehensive Income	$103,013	$60,148

Benefit payments reflecting the appropriate expected future service are expected to begin in 2023.

Note 13 – Leases and Commitments

The Corporation has a lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office and operations area lease, which commenced on November 19, 2010, is for 7,900 square feet of space located at 1075 Spruce Street in Martinsville, Virginia. The lease will expire November 30, 2015.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

banking office, Westlake Branch, of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Franklin Bank’s 220 North banking office is located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. This banking office was closed effective November 13, 2010, however, the lease remains in effect until its maturity and is available for sublease. Management deems these leases to be made at comparable market values.

In addition to the leases for office space, the corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $326,000 and $306,000 for the years ended December 31, 2010 and 2009, respectively. Future rental payments under non-cancelable operating leases approximate $356,000, $338,000, $333,000, $340,000 and $337,000 for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively. The total aggregate of lease payments after 2015 total approximately $825,000.

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

MainStreet and Franklin Bank entered into change in control agreements with its Vice Presidents effective November 14, 2007. The agreements shall remain in effect until the termination of the officers’ employment, other than a termination of employment which results in a payment obligation, at which time it will become null and void. The Franklin Bank agreements provide for a non competition obligation within a 50 mile radius of the office where the officer was principally located during the twelve months preceding the officer’s termination.

Note 14 – Stock Options and Warrants

Each organizer/director was granted one warrant for each share of stock that they purchased in the original common stock offering. These warrants were granted on July 24, 2000 and totaled 96,250 warrants. Each warrant entitles the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share. The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date Smith River Bank opened for business, so long as the organizer/director had served continuously as a director of MainStreet or Smith River Bank from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period. The warrants are detachable and the shares with which they were originally issued as a unit may be separately transferred. The warrants are generally not transferable except by operation of law. BankShares has the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise is reasonably necessary in order to inject additional capital into the Bank. Of these warrants, 55,916 were fully vested, 12,834 had been forfeited and 27,500 had been exercised as of January 1, 2010. On July 24, 2010, all 55,916 outstanding warrants expired.

Options in the amount of 33,000, of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to former employees.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors on January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of December 31, 2010, there were 136,527 options granted under this Plan of which 822 options have been exercised and 7,433 stock options forfeited.

The Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to these option agreements as of December 31, 2010.

There were no stock option grants during 2010 or 2009. The Black-Scholes option-pricing model was utilized for grants prior to 2009 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield.

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

MainStreet recorded $23,240 and $44,636 in stock-based compensation during the years ended December 31, 2010 and 2009, respectively.

MainStreet did not have anyone exercise warrants or stock options during the years ended December 31, 2010 and 2009.

Following is a status and summary of changes of stock options and warrants during the year ended December 31, 2010:

	2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	217,188	$11.38
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,916)	9.09

Outstanding at year-end	161,272	$12.17	4.67	$—

Exercisable at year-end	161,272	$12.17	4.67	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of the Corporation’s stock.

As of December 31, 2010 and 2009, there was $0 and $23,240 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost was recognized over a weighted-average period of 3.0 years.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

As of December 31, 2010, stock options and warrants outstanding and exercisable are summarized as follows:

Range of Exercise Prices	Stock Options and Warrants Outstanding And Exercisable	Remaining Contractual Life
9.55	33,000	2.50
12.09	85,147	4.90
12.09	17,299	5.00
15.00	13,260	6.95
16.75	12,566	6.00

$9.55 - $16.75	161,272

Note 15 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. As of December 31, 2010 the aggregate amount of unrestricted funds which could be transferred from the Corporation’s bank subsidiary to the Parent Corporation for payment of dividends to shareholders without prior regulatory approval, totaled $921,128 or .43% of the total consolidated assets. On April 16, 2009, Franklin Bank entered into a formal agreement with the Office of the Comptroller of the Currency that restricts dividend payments to the holding company.

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank. Franklin Bank must currently maintain a reserve balance of $250,000 with its correspondent bank.

BankShares and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2010 and 2009. On June 17, 2009, MainStreet entered into an agreement with the Federal Reserve Bank of Richmond which among other things restricted dividend payments.

Actual capital amounts and ratios for MainStreet at December 31, 2010 and 2009 are presented in the following table:

			For Capital
	Actual		Adequacy		To Be Well Capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$23,971,123	15.35%	$12,490,000	8.00%	$15,612,000	10.00%

Tier I capital (to risk weighted assets)	21,999,485	14.09	6,245,000	4.00	9,367,000	6.00

Tier I capital (to average assets)	21,999,485	9.99	8,805,000	4.00	11,006,000	5.00

			For Capital
	Actual		Adequacy		To Be Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$23,248,327	14.19%	$13,110,000	8.00%	$16,388,000	10.00%

Tier I capital (to risk weighted assets)	21,184,707	12.93	6,555,000	4.00	9,833,000	6.00

Tier I capital (to average assets)	21,184,707	9.33	9,082,000	4.00	11,352,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Actual capital amounts and ratios for Franklin Bank at December 31, 2010 and 2009 are presented in the following table:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$22,993,883	14.77%	$12,451,000	8.00%	$15,564,000	10.00%

Tier I capital (to risk weighted assets)	21,028,170	13.51	6,226,000	4.00	9,338,000	6.00

Tier I capital (to average assets)	21,028,170	9.57	8,787,000	4.00	10,983,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$22,319,848	13.65%	$13,077,000	8.00%	$16,346,000	10.00%

Tier I capital (to risk weighted assets)	20,261,304	12.39	6,539,000	4.00	9,808,000	6.00

Tier I capital (to average assets)	20,261,304	8.94	9,066,000	4.00	11,332,000	5.00

Note 16 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Cash and due from banks	$125,938	$115,926
Interest-bearing deposits in other banks	480,346	475,418
Furniture, fixtures and equipment, net	99,014	88,495
Other assets	38,183	34,515
Investment in subsidiaries	21,438,802	21,128,015

Total Assets	$22,182,283	$21,842,369

Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$92,816	$65,107

Shareholders’ Equity

Common shareholders’ equity	22,089,467	21,777,262

Total Liabilities and Shareholders’ Equity	$22,182,283	$21,842,369

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2010	Year Ended December 31, 2009
Income
Equity in undistributed income of subsidiaries	$813,360	$114,591
Dividends from subsidiaries	—	—
Interest income	4,929	5,468
Other income	(1,107)	292
Affiliate fee income	1,270,356	1,236,391

Total Income	2,087,538	1,356,742
Expenses
Salaries and employee benefits	794,697	793,519
Occupancy and equipment expense	117,530	102,873
Professional fees	180,131	198,341
Outside processing	84,559	84,918
Other expenses	118,300	104,703

Total Expenses	1,295,217	1,284,354

Net Income Before Tax	792,321	72,388
Income Tax Expense (Benefit)	783	811

Net Income	$791,538	$71,557

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash Flows From Operating Activities:
Net income	$791,538	$71,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,513	40,774
Stock option expense	23,240	44,636
Equity in undistributed income of subsidiaries	(813,360)	(114,591)
Increase in other assets	(3,668)	(9,681)
Increase (decrease) in other liabilities	27,709	(16,338)

Net Cash Provided by Operating Activities	61,972	16,377

Cash Flows From Investing Activities:
Increase in interest-bearing deposits	(4,928)	(5,468)
Purchases of furniture and equipment	(47,032)	(32,503)

Net Cash Used in Investing Activities	(51,960)	(37,971)

Cash Flows from Financing Activities:
Dividends paid	—	—

Net Cash Used in Financing Activities	—	—

Net Increase (Decrease) in Cash	10,012	(21,594)
Cash at Beginning of Year	115,926	137,520

Cash at End of Year	$125,938	$115,926

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2010 and 2009, outstanding commitments to extend credit including letters of credit were $19,487,404 and $21,844,932 respectively.

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

Note 18 – Concentrations of Credit Risk

MainStreet monitors its loan portfolio by the loan segments found in Note 3 of these financial statements. In addition, we look at the trends of significant industries within the loan segments. Loan segments are categorized primarily based upon regulatory guidelines which follows the underlying collateral. For the most part, MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a portion of our lending is real estate based and dependent on buyers who move into our region. There are three industry concentrations that are broken out in the table below by our loan segments.

	Loans for Construction of Buildings	Loans for Construction of Heavy & Civil Engineering Buildings	Loans for Real Estate Including Construction	Total
Commercial	$443,013	$614,635	$812,106	$1,869,754
Real Estate
Construction and land development	4,387,748	6,710,224	3,955,180	15,053,152
Residential, 1-4 families
First Liens	6,835,289	1,331,119	7,606,687	15,773,095
Junior Liens	1,164,589	281,650	1,175,448	2,621,687
Home Equity Lines	—	—	—	—
Commercial real estate	5,290,754	1,223,308	21,838,326	28,352,388
Consumer	—	—	—	—

Total	$18,121,393	$10,160,936	$35,387,747	$63,670,076

These concentrations at December 31, 2009 were as follows:

Loans for Construction of Buildings	$19,975,992
Loans for Construction of Heavy & Civil Engineering Buildings	11,553,967
Loans for Real Estate Including Construction	33,481,480

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	December 31, 2010
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$202,628	$124,899	$77,729
Speculative lot loans	11,041,891	7,696,803	3,345,088
Speculative single-family housing construction	3,073,016	2,836,216	236,800

	December 31, 2009
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$1,096,404	$545,143	$551,261
Speculative lot loans	9,557,763	7,205,783	2,351,980
Speculative single-family housing construction	4,003,397	4,003,397	—

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

MainStreet has established policies for correspondent bank risk to include cash and due from accounts and overnight federal funds sold. Correspondents are monitored on a quarterly basis, and more frequently if warranted, on several financial and credit ratios. Total exposure is evaluated.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$3,366,207	—	$3,366,207	—
Mortgage backed securities	23,688,320	—	23,688,320	—

Total available-for-sale securities	$27,054,527	—	$27,054,527	$—

Total assets at fair value	$27,054,527	$—	$27,054,527	$—

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$1,631,721	$—	$1,631,721	$—
Mortgage backed securities	22,346,618	—	22,346,618	—

Total available-for-sale securities	$23,978,339	$—	$23,978,339	$—

Total assets at fair value	$23,978,339	$—	$23,978,339	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,956,660	$—	$2,433,825	$522,835
Other Real Estate Owned	4,152,667	$—	3,054,695	1,097,972

Total assets at fair value	$7,109,327	$—	$5,488,520	$1,620,807

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,237,008	$—	$1,237,008	$—
Other Real Estate Owned	$3,513,485	$—	$2,123,236	$1,390,249

Total assets at fair value	$4,750,493	$—	$3,360,244	$1,390,249

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

The estimated fair values of financial instruments at December 31, 2010 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,238,381	$2,238,381
Interest-bearing deposits in other banks	8,866,966	8,866,966
Federal funds sold	7,660,000	7,660,000
Securities available-for-sale	27,054,527	27,054,527
Restricted equity securities	996,600	996,600
Loans, net	155,240,641	155,042,619
Accrued interest receivable	725,261	725,261

Total Financial Assets	$202,782,376	$202,584,354

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,357,378	$19,357,378
Interest bearing deposits	158,516,586	157,730,507
Repurchase agreements	13,500,000	12,577,950
Accrued interest payable	339,396	339,396

Total Financial Liabilities	$191,713,360	$190,005,231

The estimated fair values of financial instruments at December 31, 2009 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,304,962	$2,304,962
Interest-bearing deposits in other banks	20,185,683	20,185,683
Federal funds sold	605,000	605,000
Securities available-for-sale	23,978,339	23,978,339
Restricted equity securities	1,063,800	1,063,800
Loans, net	164,039,883	164,231,412
Accrued interest receivable	814,931	814,931

Total Financial Assets	$212,992,598	$213,184,127

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$17,582,511	$17,582,511
Interest bearing deposits	171,334,269	171,050,285
Repurchase agreements	13,500,000	12,635,700
Accrued interest payable	421,531	421,531

Total Financial Liabilities	$202,838,311	$201,690,027

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

December 31, 2010 and 2009

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

Note 21 – Subsequent Events

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 22 – Regulatory

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement required Franklin Bank to perform certain actions within designated time frames. The Agreement is intended to demonstrate Franklin Bank’s commitment to review/enhance certain aspects of various policies. The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity. While Franklin Bank expects to achieve full compliance and submitted the responses required in the respective time frames, we are required to show sustained performance with various requirements under the Agreement and compliance with certain obligations are dependent, in part, on factors that we may not control. Therefore, we cannot assume that we will be able to achieve full compliance.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve. On January 26, 2011, we entered into a new MOU with the Federal Reserve which contained the same terms of the previous MOU (which was terminated) but added provisions respecting compliance with certain laws and regulations as follows. The bank holding company is required to comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation’s regulations (12 C.F.R. Part 359). Also, the Corporation may not appoint any individual to the board or employ or change the responsibilities of any individual as senior executive officer if the Federal Reserve notifies the Corporation of disapproval within the required time limits. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. Management believes the holding company is appropriately using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2010 and 2009

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Securities and Exchange Commission final rule effective September 21, 2010 providing this requirement shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Item 9B.	Other Information

None.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2010 and 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class C Directors expires in 2013, the term of the Class A Directors expires in 2011, and the term of the Class B Directors expires in 2012. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held

Class A Directors – Term Expires 2011

Larry A. Heaton (53)	Director since October 2002 President/CEO of MainStreet BankShares, Inc. since May 2006. President/CEO/Chairman of Franklin Bank since October 2002.

Michael A. Turner (57)	Director since December 2002

Class B Directors – Term Expires 2012

Joseph F. Clark (48)	Director since July 2001

Charles L. Dalton (47)	Director since July 2001

Joel R. Shepherd (47)	Director since December 2002

Class C Directors – Terms Expires 2013

William L. Cooper, III (57)	Director since February 2007

John M. Deekens (63)	Director since July 2001

Danny M. Perdue (65)	Director since December 2002

Joseph F. Clark is President of Clark Brothers Company, Inc., in Stuart, Virginia, of which he is a partial owner. Mr. Clark is also a member and partial owner of CBC, LLC, a management business. He is a member and partial owner of Highland Park, LLC and Fairview Group, LLC. He is a member and owner of Laurel Creek, LLC and a member and manager of Fulton Farms, LLC. He is a member of the Stuart United Methodist Church and a past member of the Stuart Rotary Club.

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

December 31, 2010 and 2009

C. Laine Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency, Inc. in Stuart, Virginia. He has been a past member of the Stuart Rotary Club. He is a member of the Patrick County Chamber of Commerce where he has been a past President. He is a member of the Professional Insurance Agents of Virginia and is active in the Patrick County Dixie Youth Baseball.

J. Mac Deekens is a retired General Manager for Stuart Forest Products in Stuart, Virginia. In addition he held the position of Plant Manager for Stuart Forest Products. Prior to that, he was the Quality Control Manager for Hooker Furniture Corporation in Martinsville, Virginia. He is a past member of the Stuart Rotary Club where he held various offices. He served as Mayor of Stuart for eight years and was a member of the Town council for an additional four years. He currently serves as chairman of the finance committee of the church he attends and is a member.

Larry A. Heaton was appointed President and CEO of MainStreet BankShares, Inc. where he also serves as a director, upon the retirement of Cecil R. McCullar in May 2006. Mr. Heaton is also the President, CEO and Chairman of Franklin Community Bank, N.A. He is President, Treasurer, and Director of MainStreet RealEstate, Inc. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank. Mr. Heaton serves as a director of the Franklin County YMCA and the Blue Ridge Foundation. He is also a member of the Rocky Mount Rotary Club.

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

Joel R. Shepherd is a partial owner and President of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., and 220 Self Storage, Inc. He is also a partial owner of Shepherd Properties, LLC, Orient Bay, LLC, Wirtz Properties, LLC, Lake Marina, LLC, Kyle Avenue, LLC, FFH Operations, Inc., FFH Investors, LLC, the Franklin LLC, Wirtz Lot 2, LLC and Wirtz Corner, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A. He is also active in the United Way of Franklin County.

Michael A. Turner has served as the partial owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates, LC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A. He is also a member of the Cool Branch Volunteer Rescue Squad, and the Smith Mountain Lake Chamber of Commerce.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director

Name (Age)	Offices and Positions Held	First Elected As an Officer

Brenda H. Smith (52)	Executive Vice President	8/99
Chief Financial Officer
Corporate Secretary

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2010 and 2009

Brenda H. Smith joined the Corporation in August 1999. She is also Executive Vice President, Secretary and a Director of MainStreet RealEstate, Inc. From 1995 to 1999, she was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation. Ms. Smith is a member of Pleasant Grove Christian Church and serves on the Safetynet Board of Trustees.

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

MainStreet has adopted a Code of Ethics for all of its employees including its Chief Executive and Chief Accounting Officers. A copy of the Code of Ethics may be obtained without charge upon request by writing to Brenda H. Smith, Executive Vice President, 1075 Spruce Street, Martinsville, Virginia, 24112.

Other information required by Item 10 of Form 10-K appears on pages 9 through 11 of the Corporation’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears on pages 11 through 14 of the Corporation’s 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears on pages 7 through 9 of the Corporation’s 2011 Proxy Statement and is incorporated herein by reference.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2010 and 2009

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia, and its Westlake office. The owners of the buildings are directors of Franklin Bank. The leases were made on market terms for those comparable at the time of the transaction.

The information required by Item 13 of Form 10-K concerning director independence appears on page 14 of the Corporations’ 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K appears in the Corporation’s 2011 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009.

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

NAME	TITLE	DATE

/s/ Larry A. Heaton	President and Chief Executive Officer, Director, President/CEO of Franklin Community Bank, N.A.	03/17/11
Larry A. Heaton		Date

/s/ Brenda H. Smith	Executive Vice President Chief Financial Officer Corporate Secretary	03/17/11
Brenda H. Smith		Date

/s/ Joseph F. Clark	Director	03/17/11
Joseph F. Clark		Date

/s/ William L. Cooper, III	Director	03/17/11
William L. Cooper, III		Date

/s/ Charles L. Dalton	Director	03/17/11
Charles L. Dalton		Date

/s/ John M. Deekens	Director	03/17/11
John M. Deekens		Date

/s/ Danny M. Perdue	Director	03/17/11
Danny M. Perdue		Date

/s/ Joel R. Shepherd	Chairman of the Board	03/17/11
Joel R. Shepherd		Date

/s/ Michael A. Turner	Director	03/17/11
Michael A. Turner		Date

Index to Exhibits

Number	Description of Exhibit

3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009; filed on Form 8-K on October 22, 2009 and herein incorporated by reference.

4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.

4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.3*	Form of Shares Subscription Agreement.

4.3.1***	Form of Shares Subscription Agreement.

4.4*	Form of Units Subscription Agreement.

4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.

10.2#	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Formal agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.

14	Code of Ethics filed March 13, 2006 on Form 10-K and herein incorporated by reference.

21	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-K filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).