Form 10-Q
period 2011-03-31
MAINSTREET BANKSHARES INC
filed 2011-05-11
CIK 1094742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 March 31, 2011

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

Yes ☐             No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:             1,713,375 as of  May 9, 2011

MAINSTREET BANKSHARES, INC.

Form 10-Q

Index

		Page No.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-29

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-47

Item 4	Controls and Procedures	48

PART II OTHER INFORMATION

Item 5	Other Information	48

Item 6	Exhibits	48

	Signatures	49

	Index to Exhibits	50-51

MAINSTREET BANKSHARES, INC.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited).

2.	Consolidated Statements of Operations for the quarters ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010

ASSETS

Cash and due from banks	$2,743,797	$2,238,381
Interest-bearing deposits in banks	8,282,249	8,866,966
Federal funds sold	5,396,906	7,660,000
Total Cash and Cash Equivalents	16,422,952	18,765,347
Securities available for sale, at fair value	25,876,712	27,054,527
Restricted equity securities	996,600	996,600

Loans:
Total Gross Loans	155,501,204	158,745,645
Unearned deferred fees and costs, net	68,577	79,176
Loans, net of unearned deferred fees and costs	155,569,781	158,824,821
Less: Allowance for loan losses	(3,279,977)	(3,584,180)
Net Loans	152,289,804	155,240,641
Bank premises and equipment, net	1,777,292	1,811,673
Accrued interest receivable	705,122	725,261
Bank owned life insurance	2,966,687	2,939,590
Other real estate owned, net of valuation allowance	6,122,786	4,152,667
Other assets	3,173,216	2,849,099

TOTAL ASSETS	$210,331,171	$214,535,405

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$19,958,693	$19,357,378
Interest bearing deposits	154,058,072	158,516,586
Total Deposits	174,016,765	177,873,964

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,113,682	1,071,974
Total Liabilities	188,630,447	192,445,938

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized
10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000
shares; issued and outstanding 1,713,375 shares at March 31, 2011 and December 31, 2010, respectively	17,866,890	17,866,890
Retained earnings	3,692,515	4,132,595
Accumulated other comprehensive income	141,319	89,982
Total Shareholders’ Equity	21,700,724	22,089,467

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$210,331,171	$214,535,405

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Interest and Dividend Income:
Interest and fees on loans	$2,261,149	$2,418,643
Interest on interest-bearing deposits	4,221	9,995
Interest on federal funds sold	2,519	665
Interest on securities available for sale	212,192	275,278
Dividends on restricted equity securities	7,666	6,954
Total Interest and Dividend Income	2,487,747	2,711,535

Interest Expense:
Interest on time deposits $100,000 and over	236,605	327,553
Interest on other deposits	344,896	497,978
Interest on repurchase agreements	132,675	132,675
Total Interest Expense	714,176	958,206

Net Interest Income	1,773,571	1,753,329
Provision for loan losses	853,190	393,300

Net Interest Income After Provision for Loan Losses	920,381	1,360,029

Noninterest Income:
Service charges on deposit accounts	77,342	62,772
Mortgage brokerage income	29,799	28,153
Income on bank owned life insurance	27,097	26,720
Gain on sale of securities available for sale	—	419,937
Other fee income and miscellaneous income	107,862	83,006

Total Noninterest Income	242,100	620,588

Noninterest Expense:
Salaries and employee benefits	724,978	754,471
Occupancy and equipment expense	217,835	220,247
Professional fees	83,192	61,034
Outside processing	103,848	118,294
FDIC assessment	118,862	137,942
Franchise tax	52,500	45,500
Other real estate and repossessions	389,356	97,886
Other expenses	152,240	162,612

Total Noninterest Expense	1,842,811	1,597,986

Net Income (Loss) Before Tax	$(680,330)	$382,631
Income Tax Expense (Benefit)	(240,250)	123,102
Net Income (Loss)	$(440,080)	$259,529
Net Income (Loss) Per Share Basic	$(.26)	$.15
Net Income (Loss) Per Share Diluted	$(.26)	$.15

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows From Operating Activities
Net income (loss) from operations	$(440,080)	$259,529
Provision for loan losses	853,190	393,300
Depreciation and amortization	55,203	60,367
Amortization of discounts and premiums, net	40,086	12,118
Gain on sale of securities	—	(419,937)
Loss and impairment on other real estate owned and repossessions	366,356	13,232
Stock option expense	—	5,810
Deferred tax expense (benefit)	20,979	(63,356)
Decrease in accrued interest receivable	20,139	70,498
(Increase) decrease in other assets	(371,543)	314,001
Increase in value of bank owned life insurance	(27,097)	(26,720)
Increase in accrued interest payable and other liabilities	41,708	150,336

Net cash provided by operating activities	558,941	769,178

Cash Flows From Investing Activities
Purchases of bank premises and equipment	(20,822)	(15,863)
Purchases of securities available for sale	—	(6,199,469)
Calls/maturities/repayments of securities available for sale	1,215,513	1,432,532
Proceeds from sale of securities	—	8,628,102
Capital improvements to other real estate owned	—	(10,352)
Proceeds from sale of other real estate owned and repossessions	245,713	405,214
Loan originations and principal collections, net	(484,541)	2,772,875
Net cash provided by investing activities	955,863	7,013,039

Cash Flows From Financing Activities
Increase in non-interest bearing deposits	601,315	138,513
Decrease in interest bearing deposits	(4,458,514)	(3,338,070)
Net cash used in financing activities	(3,857,199)	(3,199,557)
Net increase (decrease) in cash and cash equivalents	$(2,342,395)	$4,582,660
Cash and cash equivalents at beginning of period	18,765,347	23,095,645
Cash and cash equivalents at end of period	$16,422,952	$27,678,305

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$766,648	$934,325
Cash paid during the period for taxes	$—	$—
Unrealized gain (loss) on securities available for sale	$77,784	$35,141
Transfers between loans, other real estate & other assets	$2,582,188	$1,791,813

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Note 1 – Summary of Accounting Policies

(a)     General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited.  However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included.  All adjustments were of a normal recurring nature, except as otherwise disclosed herein.  The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices.  The information contained in the footnotes included in MainStreet BankShares, Inc. 2010 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

(b)     Our accounting policies and basic principles have not changed since the summary disclosure of these in our Annual Report on Form 10-K.  Please refer to the Form 10-K for these policies.

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2011 and December 31, 2010 are shown in the following tables.  The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$3,370,028	$25,723	$(29,190)	$3,366,561
Mortgage backed securities	22,342,443	344,786	(177,078)	22,510,151
Total securities available for sale	$25,712,471	$370,509	$(206,268)	$25,876,712
	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$3,375,529	$33,938	$(43,260)	$3,366,207
Mortgage backed securities	23,592,541	287,034	(191,255)	23,688,320
Total securities available-for-sale	$26,968,070	$320,972	$(234,515)	$27,054,527

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at March 31, 2011, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	1,500,000	1,491,060
Due after five years but within ten years	2,074,747	2,057,912
Due after ten years	22,137,724	22,327,740

	$25,712,471	$25,876,712

There were no gross gains or losses recorded on sales and calls of securities available for sale at March 31, 2011.  There were gross gains of $419,937 and no losses recorded on sales and calls of securities available for sale at March 31, 1010.

The following table demonstrates the unrealized loss position of securities available for sale at March 31, 2011.

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$1,720,810	$(29,190)	$—	$—	$1,720,810	$(29,190)
Mortgage backed securities	7,594,017	(177,078)	—	—	7,594,017	(177,078)
Total temporarily impaired securities	$9,314,827	$(206,268)	$—	$—	$9,314,827	$(206,268)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

The following table demonstrates the unrealized loss position of securities available for sale at December 31, 2010.

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

An impairment is considered “other than temporary” if any of the following conditions are met:  the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell).  At March 31, 2011, $9.3 million securities had unrealized losses and at December 31, 2010, $10.4 million securities had unrealized losses based on market prices at the respective dates.  Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers.  The Corporation does not have any securities that are considered “other than temporarily impaired” at March 31, 2011 and December 31, 2010.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at March 31, 2011 and December 31, 2010.  The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $561,500 at March 31, 2011 and December 31, 2010, and is also included in restricted equity securities.  FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at March 31, 2011 and no impairment has been recognized.  FHLB did repurchase some excess capital stock during 2010.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at March 31, 2011 and December 31, 2010 are as follows:
	March 31, 2011	December 31, 2010
Commercial	$10,555,310	$10,874,581
Real Estate:
Construction and land development	29,374,651	31,397,922
Residential 1-4 families:
First liens	38,021,973	39,509,829
Junior liens	9,373,905	9,537,112
Home equity lines	10,509,881	10,650,365
Commercial real estate	55,537,415	54,455,674
Consumer	2,128,069	2,320,162
Total Gross Loans	$155,501,204	$158,745,645
Unearned deferred fees and costs, net	68,577	79,176
Recorded Investment	$155,569,781	$158,824,821

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Overdrafts reclassified to loans at March 31, 2011 and December 31, 2010 were $11,125 and $23,852, respectively.

Loan Origination/Risk Management:   Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by Account Officers for the purpose of making sound and prudent credit decisions.  Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss.  Each credit decision is based on merit and no other factors.  Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of the Company’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment.  A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, loans deemed to be classified or criticized and credit concentrations.  The portfolio is constantly reviewed based on segments of concern, the aging and extension of credits along with stress testing the portfolio’s collateral values and defined loan concentrations.  Annually, a Loan Review Plan is developed to identify and mitigate potential weakness in the loan portfolio.  Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist.  The developed plan is presented to the Loan Committee of Franklin Bank’s Board of Directors each year for approval.    Presently, Franklin Bank’s top fifty borrowers comprise approximately forty percent of the Bank’s entire loan portfolio; therefore, we dedicate thirty percent of loan review time to reviewing these large relationships.  Overall, the goal is to review 33% of the entire loan portfolio.  Each year we strive to lower the average loan review size to improve penetration into junior lending portfolios which provides prudent risk management based on average charge-off size.  Reviews generally consist of sampling 10 to 15 individual loans in each segment and reviewing the borrower’s total relationship within the Bank.  Review segments vary from year to year to ensure a complete cycle of all significant loan product types.  Results of each review segment are published when completed and communicated to the Loan Committee of the Board of Directors with a response from the Bank’s Senior Lender or Head of Retail lending depending on the product type reviewed.

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

Construction & Land Development: Emphasis is placed on the estimated absorption period of the project based on the intimate knowledge of local demand and geographic concentrations by appraisers and account officers.  Projects are monitored by Franklin Bank’s in-house construction inspector to ensure adherence to project specifications and timely completion.  Loan to values are manually tracked to ensure conforming collateral coverage is maintained throughout the development phase. Interest carry abilities are determined by analyzing global cash flow and available liquidity.  Due to the their complex nature, loans for spec housing and spec lot requests are underwritten by Franklin Bank’s business lending group.  Terms at origination for speculative lot loans are based on collateral margins and on qualifying the borrower to policy requirements based on a ten year amortization period. Spec housing terms generally are held to eighteen months with allowance made for substantial curtailments.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011
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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010

Balance at beginning of year	$3,584,180	$3,277,559
Provision for loan losses	853,190	393,300
Recoveries	18,672	2,877
Charge-offs	(1,176,065)	(368,059)
Balance at period end	$3,279,977	$3,305,677

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

A breakdown of the allowance by loan segment for the three months ended March 31, 2011 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Total

Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$3,584,180
Charge-offs	160,913	631,409	181,991	3,606	2,481	192,819	2,846	1,176,065
Recoveries	—	—	13,533	—	—	—	5,139	18,672
Provision	198,607	354,281	(106,422)	83,473	8,375	299,691	15,185	853,190
Ending Balance	$176,143	$809,055	$790,803	$323,393	$222,957	$900,180	$57,446	$3,279.977

		March 31, 2011 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$66,560	$84,678	$6	$102,906	$15,305	$99,816	$43,201	$412,472

Ending Balance:
Collectively evaluated for impairment	109,583	724,377	790,797	220,487	207,652	800,364	14,245	2,867,505

	$176,143	$809,055	$790,803	$323,393	$222,957	$900,180	$57,446	$3,279,977

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

		March 31, 2011 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$316,560	$1,531,486	$3,378,008	$391,328	$148,165	$844,452	$101,534	$6,711,533

Ending Balance:
Collectively evaluated for impairment	10,238,750	27,843,165	34,643,965	8,982,577	10,361,716	54,692,963	2,026,535	148,789,671

	$10,555,310	$29,374,651	$38,021,973	$9,373,905	$10,509,881	$55,537,415	$2,128,069	$155,501,204

		December 31, 2010 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$1,686	$321,053	$193,563	$12,020	$11,838	$7,232	$18,312	$565,704

Ending Balance:
Collectively evaluated for impairment	136,763	765,130	872,120	231,506	205,225	786,076	21,656	3,018,476

	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$3,584,180

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

		December 31, 2010 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$352,156	$3,710,600	$3,378,390	$196,970	$147,978	$272,534	$18,312	$8,076,940

Ending Balance:
Collectively evaluated for impairment	10,522,425	27,687,322	36,131,439	9,340,142	10,502,387	54,183,140	2,301,850	150,668,705

	$10,874,581	$31,397,922	$39,509,829	$9,537,112	$10,650,365	$54,455,674	$2,320,162	$158,745,645

Net charge-offs of $1,157,393 and $365,182 for the first three months of 2011 and 2010, respectively, equated to 2.92% and .88%, respectively, of average loans outstanding net of unearned income and deferred fees.  The loan loss reserve at March 31, 2011 was $3,279,977 or 2.11% of loans, net of unearned income and deferred fees.  At December 31, 2010, the loan loss reserve was $3,584,180 or 2.26% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	March 31, 2011	December 31, 2010
Nonaccrual loans and leases	$5,409,193	$7,702,343
Loans 90 days or more past due and still accruing	677,860	1,062,174
Total nonperforming loans	6,087,053	8,764,517
Foreclosed real estate	6,122,786	4,152,667
Other foreclosed property	160,649	—
Total foreclosed property	6,283,435	4,152,667
Total nonperforming assets	$12,370,488	$12,917,184

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

An age analysis of past due loans as of March 31, 2011 is as follows:

							Accruing
	Loans	Loans	Loans 90				Loans 90 or
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	More Days Past Due	Nonaccrual Loans
Commercial	$147,099	$120,000	$56,560	$323,659	$10,231,651	$10,555,310	$—	$316,560
Real Estate:
Construction and land development	886,450	—	112,586	999,036	28,375,615	29,374,651	—	1,531,486
Residential 1-4 Families
First Liens	1,654,463	1,039,611	1,631,054	4,325,128	33,696,845	38,021,973	677,860	2,075,668
Junior Liens	199,393	717,278	150,250	1,066,921	8,306,984	9,373,905	—	391,328
Home Equity lines	—	—	148,165	148,165	10,361,716	10,509,881	—	148,165
Commercial Real Estate	677,606	—	692,217	1,369,823	54,167,592	55,537,415	—	844,452
Consumer	5,068	—	25,809	30,877	2,097,192	2,128,069	—	101,534

	$3,570,079	$1,876,889	$2,816,641	$8,263,609	$147,237,595	$155,501,204	$677,860	$5,409,193

An age analysis of past due loans as of December 31, 2010 is as follows:

							Accruing
	Loans	Loans	Loans 90				Loans 90 or
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	More Days Past Due	Nonaccrual Loans
Commercial	$133,113	$8,504	$46,763	$188,380	$10,686,201	$10,874,581	$1,969	$352,156
Real Estate:
Construction and land development	920,167	350,816	2,467,750	3,738,733	27,659,189	31,397,922	125,129	3,710,600
Residential 1-4 Families
First Liens	936,689	847,000	2,007,009	3,790,698	35,719,131	39,509,829	677,178	3,027,892
Junior Liens	65,130	178,710	150,250	394,090	9,143,022	9,537,112	—	172,871
Home Equity lines	—	—	147,978	147,978	10,502,387	10,650,365	—	147,978
Commercial Real Estate	242,412	—	530,433	772,845	53,682,829	54,455,674	257,898	272,534
Consumer	34,228	2,407	—	36,635	2,283,527	2,320,162	—	18,312

	$2,331,739	$1,387,437	$5,350,183	$9,069,359	$149,676,286	$158,745,645	$1,062,174	$7,702,343

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Impaired loans at March 31, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$453,045	$186,560	$130,000	$66,560	$334,882	$—
Real Estate:
Construction and land development	1,550,549	179,678	1,351,809	84,678	2,218,269	598
Residential 1-4 Families
First Liens	3,388,361	60,166	3,317,842	6	2,618,932	3,789
Junior Liens	391,328	216,328	175,000	102,906	292,147	475
Home Equity lines	148,165	148,165	—	15,305	92,580	—
Commercial Real Estate	979,950	569,816	274,635	99,816	654,204	18,316
Consumer	101,534	47,826	53,708	43,201	60,945	743

	$7,012,932	$1,408,539	$5,302,994	$412,472	$6,271,959	$23,921

Impaired loans at December 31, 2010 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$493,422	$103,649	$248,507	$1,686	$216,718	$7,256
Real Estate:
Construction and land development	3,845,257	1,393,123	2,317,477	321,053	2,885,989	56,859
Residential 1-4 Families
First Liens	3,378,390	1,106,931	2,271,458	193,563	1,849,504	157,609
Junior Liens	196,970	150,250	46,721	12,020	192,966	8,233
Home Equity lines	147,978	147,978	—	11,838	36,995	6,289
Commercial Real Estate	272,534	272,534	—	7,232	328,458	4,636
Consumer	18,312	18,312	—	18,312	20,356	—

	$8,352,863	$3,192,777	$4,884,163	$565,704	$5,530,986	$240,882

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Impaired loans on nonaccrual were $5,409,193 and $7,702,343 at March 31, 2011 and December 31, 2010, respectively.  The average balance for impaired loans was approximately $6,271,959 for the three month period ended March 31, 2011 and $5,530,986 for the year ending December 31, 2010.  Of the impaired loans at March 31, 2011, $1,408,539 had specific reserves of $412,472 included in the allowance for loan losses and $222,368 had portions of the loan charged off with no additional impairment at quarter end.  Of the impaired loans at December 31, 2010, $3,192,779 had specific reserves of $565,704 included in the allowance for loan losses and an additional $329,587 had portions of the loan charged off.  Following is a breakdown of the interest for nonaccrual loans for periods ending March 31, 2011 and 2010, respectively.

	March 31, 2011	March 31, 2010
Interest that would have been earned	$140,075	$92,813
Interest reflected in income	23,921	32,902
Lost interest	$116,154	$59,911

At March 31, 2011 and December 31, 2010 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $624,480 and $374,597, respectively.  These loans did not have any additional commitments at March 31, 2011 and December 31, 2010, respectively.  Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term.  Consequently, a modification that would otherwise not be considered is granted to the borrower.  These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.  The borrowers were complying with the modified terms of their contracts at March 31, 2011 and December 31, 2010, respectively.  Troubled debt restructurings are included in the impaired loan disclosures.

Commercial loans, including commercial loans secured by real estate and construction and land development loans, are rated based on a systematic evaluation of risk incorporating both financial data and subjective assessments.  Based on loan type and appropriate model, a rating is assigned to each credit from our rating system of one to eight summarized below:

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

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

Substandard (6.00)
Loans in this category present an unacceptable credit risk.  Borrowers and guarantors may be financially weak, and may lack the sufficient resources to adequately service debt. The abilities of management and industry stability may also be of concern.  Collateral may be lacking in quality or liquidity, and offers little additional protection.  Migration analysis data is performed and updated quarterly on these loans.  It is based on loans downgraded originally into this category.  Our loss factor is determined based on charge-offs during the quarter divided by the balance of special mention loans at the beginning of the quarter.  This is then increased by the qualitative factors which increases the applied loss factor to 8%.  This does not apply to impaired loans where a specific reserve is determined based on the loss, if any, that is calculated.

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

Generally, consumer loans, home equity lines, and residential 1-4 family loans are not risk rated and considered a pass credit unless they are related to a risk rated commercial loan relationship or exhibit the following:

Special Mention:

▪	Exhibit delinquency ranging from 60 to 89 days.
▪	Payment to income ratio exceeding 75% with no delinquency exceeding 30 days.
▪	1-4 family real estate loans and home equity lines 90 days or more delinquent with loan to value less than 60% with updated appraisal for determination.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Substandard:

▪	All other retail loans 90 days or more delinquent.
▪	Payment to income ratio exceeding 75% with 30 days or more delinquency.
▪	Borrowers engaged in bankruptcy or non-accrual status.
▪	1-4 family residential real estate loans and home equity lines 90 days or more delinquent with loan to values greater than 60% with updated appraisal for determination.

		March 31, 2011 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,047,159	$23,716,002	$30,943,515	$6,822,463	$9,545,777	$50,014,085	$2,024,319	$133,113,320
Special Mention	71,141	1,616,556	382,442	1,307,413	315,939	1,698,528	—	5,392,019
Substandard	260,450	3,862,415	6,366,699	1,027,701	500,000	3,254,986	55,924	15,328,175
Doubtful	176,560	179,678	329,317	216,328	148,165	569,816	47,826	1,667,690
Loss	—	—	—	—	—	—	—	—

	$10,555,310	$29,374,651	$38,021,973	$9,373,905	$10,509,881	$55,537,415	$2,128,069	$155,501,204

		December 31, 2010 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,025,118	$23,635,182	$30,668,053	$6,960,663	$9,687,608	$48,984,057	$2,207,956	$132,168,637
Special Mention	83,794	1,582,130	1,177,611	1,430,907	314,779	1,714,482	—	6,303,703
Substandard	662,020	5,306,206	7,362,676	1,145,542	647,978	3,484,601	93,894	18,702,917
Doubtful	103,649	874,404	301,489	—	—	272,534	18,312	1,570,388
Loss	—	—	—	—	—	—	—	—

	$10,874,581	$31,397,922	$39,509,829	$9,537,112	$10,650,365	$54,455,674	$2,320,162	$158,745,645

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”).  Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines.  There were no FHLB advances outstanding at March 31, 2010 and December 31, 2010.

There were no overnight federal funds purchased at March 31, 2010 and December 31, 2010.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest.  This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances.  The Corporate Cash Management sweep accounts were $0 at March 31, 2011 and December 31, 2010, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007.  The repurchase date is September 18, 2012.  The interest rate was fixed at 4.22% until maturity or until it is called.  Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 4.22% at March 31, 2011.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000.  The repurchase date is January 2, 2013.  The interest rate was fixed at 3.57% until maturity or until it is called.  Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 3.57% at March 31, 2011.

Note 7 – Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	1,713,375	$(.26)	1,713,375	$.15
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per share, diluted	1,713,375	$(.26)	1,713,375	$.15

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 and 217,188 for the first quarter ending March 31, 2011 and 2010, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

Note 8 – Comprehensive Income

There are established standards for reporting and presentation of comprehensive income and its components.  The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of March 31, 2011 and 2010.

	March 31, 2011	March 31, 2010
Net Income (Loss)	$(440,080)	$259,529

Net unrealized holding gains during the period	77,784	35,141
Less reclassification adjustments for gains included in net income, net of tax	—	(277,158)
Income tax expense	(26,447)	(11,948)

Change in accumulated other comprehensive income (loss)	51,337	(253,965)

Total Comprehensive Income (Loss)	$(388,743)	$5,564

Note 9 – Stock Options and Warrants

Each organizer/director was granted one warrant for each share of stock that they purchased in the original offering.  These warrants were granted on July 24, 2000 and totaled 96,250 warrants.  Each warrant entitled the organizer/director to purchase, at anytime within ten years from the date of grant, an additional share at $9.09 per share.  The right to exercise the warrants vested for one-third (1/3) of the shares covered by the warrants on each of the first three anniversaries of the date the first banking subsidiary opened for business, so long as the organizer/director had served continuously as a director of MainStreet or the first banking subsidiary from its opening until the particular anniversary and had attended a minimum of 75% of the Board of Directors meetings during the period.  The warrants were detachable and the shares with which they were originally issued as a unit could have been separately transferred.  The warrants were generally not transferable except by operation of law.  BankShares had the right, upon notice from any regulatory authority, to require immediate exercise or forfeiture of the warrants if the exercise was reasonably necessary in order to inject additional capital into the Bank.  All outstanding warrants expired on July 24, 2010.

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to a former employee.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004.  The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries.  The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on  January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms.  Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant.  The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term.  The options issued in 2005 vested immediately upon grant and have a ten year contractual term.  All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan).  The maximum number of shares that could have been issued under the Plan could not exceed 150,700.  As of March 31, 2011, there were 136,527 stock options granted under this Plan of which 822 have been exercised and 7,433 were forfeited.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

As of March 31, 2011 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

The Black-Scholes model was utilized to calculate the fair-value of the stock options on the date of grant for grants prior to 2008 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield.  Expected volatilities are based on the historical volatility of MainStreet’s stock.  Stock options granted in 2006 and forward were included in the calculation of compensation cost.  The risk-free rate for the period within the contractual life of the option is based upon the ten year Treasury rate at the date of the grant.  Expected life was calculated using the simplified method based on the average of the vesting period and contractual life of the options.

There was no compensation cost for 2011.  MainStreet recorded $5,810 in equity-based compensation cost during the quarter ended March 31, 2010.

 Following is a status and summary of changes in stock options during the three months ended March 31, 2011:

Weighted
		Weighted	Average
	Three Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	March 31, 2011	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2011	161,272	$12.17	4.42	$—
Exercisable at March 31, 2011	161,272	$12.17	4.42	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on changes in the market value of the Corporation’s stock.

As of March 31, 2011 and 2010, there was $0 and $17,430, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The original unrecognized compensation cost was recognized over a remaining weighted-average period of three years.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

As of March 31, 2011, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
9.55	33,000	2.25
12.09	85,147	4.65
12.09	17,299	4.75
15.00	13,260	6.70
16.75	12,566	5.75
$9.55 - $16.75	161,272

Note 10 – Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, BankShares is a party to financial instruments with off-balance-sheet risk.  These financial instruments involve commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At March 31, 2011, outstanding commitments to extend credit including letters of credit were $20,028,815.  There are no commitments to extend credit on impaired loans.

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

Note 11 – Fair Value Measurements

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

March 31, 2011

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$3,366,561	$—	$3,366,561	$—
Mortgage backed securities	22,510,151	—	22,510,151	—
Total available-for-sale securities	$25,876,712	$—	$25,876,712	$—
Total assets at fair value	$25,876,712	$—	$25,876,712	$—

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$3,366,207	$—	$3,366,207	$—
Mortgage backed securities	23,688,320	—	23,688,320	—
Total available-for-sale securities	$27,054,527	$—	$27,054,527	$—
Total assets at fair value	$27,054,527	$—	$27,054,527	$—

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

The following describes the valuation techniques used by MainStreet to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans:  Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate.  The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of MainStreet using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,218,435	$—	$1,011,493	$206,942
Other Real Estate Owned	6,122,786	—	3,542,788	2,579,998
Total assets at fair value	$7,341,221	$—	$4,554,281	$2,786,940
Total liabilities at fair value	$—	$—	$—	$—

		Carrying value at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,956,660	$—	$2,433,825	$522,835
Other Real Estate Owned	4,152,667	—	3,054,695	1,097,972
Total assets at fair value	$7,109,327	$—	$5,488,520	$1,620,807
Total liabilities at fair value	$—	$—	$—	$—

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

March 31, 2011
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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

The estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,743,797	$2,743,797
Interest-bearing deposits in banks	8,282,249	8,282,249
Federal funds sold	5,396,906	5,396,906
Securities available-for-sale	25,876,712	25,876,712
Restricted equity securities	996,600	996,600
Loans, net	152,289,804	151,944,468
Accrued interest receivable	705,122	705,122
Total Financial Assets	$196,291,190	$195,945,854
FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,958,693	$19,958,693
Interest bearing deposits	154,058,072	153,748,956
Repurchase agreements	13,500,000	12,770,476
Accrued interest payable	286,924	286,924
Total Financial Liabilities	$187,803,689	$186,765,049

	December 31, 2010
	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and due from banks	$2,238,381	$2,238,381
Interest-bearing deposits in other banks	8,866,966	8,866,966
Federal funds sold	7,660,000	7,660,000
Securities available-for-sale	27,054,527	27,054,527
Restricted equity securities	996,600	996,600
Loans, net	155,240,641	155,042,619
Accrued interest receivable	725,261	725,261
Total Financial Assets	$202,782,376	$202,584,354

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,357,378	$19,357,378
Interest bearing deposits	158,516,586	157,730,507
Repurchase agreements	13,500,000	12,577,950
Accrued interest payable	339,396	339,396
Total Financial Liabilities	$191,713,360	$190,005,231

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2011

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

Note 12 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation.

Note 13 – Subsequent Events.
In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 14 – Regulatory

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

March 31, 2011

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

General

We use the term “MainStreet” or “Corporation” to refer to MainStreet BankShares, Inc.  We use the term “Bank” or “Franklin Bank:” to refer to Franklin Community Bank, National Association.  We use “we”, “us”, or “our” to refer to the consolidated businesses of the Corporation and its subsidiaries unless the content indicates otherwise.  MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia.  MainStreet has had two registered stock offerings raising a total of $14,029,501.  MainStreet also had a private placement offering which raised total proceeds of $1,807,101.  These shares were registered with the Securities and Exchange Commission (“SEC”) effective December 8, 2006.  MainStreet was primarily formed to serve as a bank holding company.  Its first wholly-owned subsidiary was located in Martinsville, Virginia, and was sold on March 23, 2005 for $6.5 million.  In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank’) to serve the Franklin County area of Virginia.  MainStreet provides a wide variety of banking services through Franklin Bank.  Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank.  It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank.  Franklin Bank has three banking offices in Rocky Mount and Franklin County.  On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation.  MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”).  The Agreement required Franklin Bank to perform certain actions within designated time frames.  The Bank must comply with the Agreement while it is outstanding.  The Bank submitted the responses required in the respective time frames described below.

Within 30 days, Franklin Bank was required to adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action is necessary to reduce these concentrations.  Franklin Bank reviewed and amended these limits and certain concentrations were lowered.

MAINSTREET BANKSHARES, INC.

March 31, 2011

Within 60 days, Franklin Bank was required to do the following:

▪
Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans.  Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios.  Franklin Bank formed a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly.  Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates.  Primary and secondary repayment sources are detailed on the worksheets.  The Bank’s internal loan review function now reports to the loan committee of the board of directors rather than to management.  This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

▪
Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented.  Our credit policy was amended to address the amortization periods.  Personnel have been designated to ensure the reporting system has updated appraisals and evaluations.  All files were reviewed to ensure correct appraisal information.  A credit analyst was hired in December 2008 who performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements.  In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of loans.

▪
The Bank also had to eliminate the basis of criticism of assets criticized by the OCC.  Franklin Bank has dedicated an experienced employee to work through problem assets.  The other actions described above also assist in achieving compliance with this requirement.  The Bank continually strives to lower its problem assets.

▪
Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board.  The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity.  Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits.  According to the Agreement, brokered deposits cannot exceed 15% of total deposits.  At March 31, 2011 and December 31, 2010, brokered deposits were $8.4 million and $6.5 million, respectively, and were less than 5% of total deposits in both comparisons.  Franklin Bank also participated loans during the first half of 2009 which improved our liquidity.  Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition.  New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses.  Franklin Bank was required to review and enhance the analysis of the allowance for loan losses.   The Bank has continued to review and enhance the process.

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

MAINSTREET BANKSHARES, INC.

March 31, 2011

Under the Agreement, a Compliance Committee of three members of the Franklin Bank’s Board of Directors was formed to monitor the progress and make regular reports to the OCC.  Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions.  The Compliance Committee of Franklin Bank continues to meet monthly to ensure adherence and compliance with the Agreement.  The Compliance Committee reviews the Agreement by article in detail at each meeting along with the corresponding actions of Franklin Bank within each article.  The Committee reports monthly to the full board of directors.  While Franklin Bank intends to continue to take such actions as may be necessary to enable it to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement.  Such compliance is costly and affects the operations of Franklin Bank and the Corporation.  Franklin Bank has met all of the required time lines for submission of information to the OCC along with regular reporting.  Franklin Bank must demonstrate sustained performance under the Agreement.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”).  The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner.  The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve.  Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve.  Since then, MainStreet has not paid or declared any dividends or incurred or guaranteed any debt.  On January 26, 2011, the MOU with the Federal Reserve was replaced with a new MOU which includes the same provisions as the prior MOU and also requires MainStreet to comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation’s regulations (12 C.F.R. Part 359).  Also, the Corporation may not appoint any individual to the board or employ or change the responsibilities of any individual as senior executive officer if the Federal Reserve notifies the Corporation of disapproval within the required time limits.  MainStreet has not paid or declared any dividends or incurred or guaranteed any debt.  Management believes the holding company is appropriately using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors, peer comparisons, regulatory factors, concentrations of credit, past dues, and the trend in the economy as factors in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use in estimating risk.

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

March 31, 2011

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

Overview

Total assets at March 31, 2011 were $210.3 million compared to $214.5 million at December 31, 2010, a decline of $4.2 million, or 1.96%.  The composition of the balance sheet has changed somewhat from December 31, 2010.  Loan demand continues to remain soft in our market demonstrated by loans, net of unearned deferred fees and costs, declining $3.3 million, or 2.05% from year end December 31, 2010.  We continue to monitor our asset quality closely due to the high level of nonperforming loans, criticized and classified loans, economic uncertainty and unemployment levels.  We transferred $2.6 million of loans into other real estate during the first quarter of 2011.  Our other real estate balance was $6.1 million compared to $4.2 million at year end.  Liquidity remains a continued focus for us.  During these economic times, it is prudent to maintain excess liquidity.  Total cash and cash equivalents were $16.4 million at March 31, 2011.   Securities available for sale were $25.9 million at March 31, 2011 with $9.7 million unpledged and available, if needed.  Our liquidity ratio was strong at 13.38% at quarter end.  Deposits at March 31, 2011 were $174.0 million, a decline of 3.9 million from December 31, 2010.  During the fourth quarter of 2010, we engaged a third party to assist us with lowering our deposit costs.  This initiative has caused our deposits to decline particularly in the time deposit category.  This appears to have stabilized.  We monitor this daily along with our liquidity in order to maintain prudent levels of liquidity while striving to lower deposit costs.  Total shareholders’ equity was $21.7 million at March 31, 2011.  MainStreet and Franklin Bank were well capitalized at March 31, 2011 under bank regulatory capital classifications.  The book value of shareholders’ equity at March 31, 2011 was $12.67 per share.

We experienced a loss in the first quarter of 2011 of $(440,080) or $(.26) per basic share.  Net income for the three month period ending March 31, 2010 was $259,529 or $.15 per basic share.  Annualized loss on average assets at March 31, 2011 was (.84%) and annualized loss on average shareholders’ equity was (8.02%).  Annualized return on average assets at March 31, 2010 was .48% and annualized return on average shareholders’ equity was 4.79%.  The largest components affecting net income, return on average assets and return on average shareholders’ equity for both years were expenses and losses on sales of our other real estate properties, loss of interest on nonaccrual loans, and provision expense, all of which are credit related.  Provision expense for the three month period ending March 31, 2011 was $853,190 and other real estate and repossession expenses, write-downs and losses on sale were $389,356.  Together this $1.2 million pre-tax dollars resulted in an after tax negative impact to the bottom line of $820 thousand.  The first quarter of 2010 was also affected by credit issues; however, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools at par value.  To preserve and recognize the gains, along with selecting securities for rate that would have added extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. This resulted, for the period ending March 31, 2010, in a pre-tax gain on sale of securities available for sale of $419,937, and an after tax gain of $277,158.  In addition, the lack of loan volume has affected loan fee income and interest income negatively.

MAINSTREET BANKSHARES, INC.

March 31, 2011

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

Net interest income for the first three months of 2011 was $1,773,571 compared to $1,753,329 for the first three months of 2010, a modest increase of $20,242, or 1.15%.  Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs.  The decline in interest income was also due to an increase in lost interest income on loans on nonaccrual status.  For the three months ending March 31, 2011 and 2010, the net interest margin was 3.60% and 3.40%, respectively, a 20 basis point increase.  The yield on interest earning assets for the year-to-date period ending March 31, 2011 was 5.05% compared to 5.26% for the year-to-date period ending March 31, 2010, a decline of 21 basis points.  However, the funding side of the interest margin also dropped during this time period by 41 basis points.  During November 2010, we engaged a consultant to assist us in the lowering of our deposit costs.  We are seeing the results of this effort. The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans.  Competition for deposits continues to be fierce in our market.  Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment.  Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

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

MAINSTREET BANKSHARES, INC.

March 31, 2011

Our methodology for determining the allowance includes compliance with Financial Accounting Standards No. 5 “Accounting for Contingencies” (FAS ASC 450) and No. 114 “Accounting by Creditors for Impairment of a Loan” (FAS ASC 310) in addition to the 2001 and 2006 Interagency Policy Statements on Allowance for Loan and Lease Losses Methodologies and Documentation.  Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments.  The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted.  During the fourth quarter of 2008, we adjusted and raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally.   Our process allows loan groups to be identified and properly categorized within FAS 114 (FAS ASC 310) and FAS 5 (FAS ASC 450).  Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement.  Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors.  Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience.  These pools are as follows:  1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans.  Historical loss is calculated based on a three-year average history.  Historical net loss data is adjusted and applied to pooled loans based on qualitative factors.  We utilize the following qualitative factors:   1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations.  The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

Provision expense for the first three months of 2011 and 2010 was $853,190 and $393,300, respectively.  Our loan portfolio, net of unearned deferred fees and costs, declined $3.3 million, 2.05% from year-end 2010; however, we continued to add to our loan loss reserve based on our level of criticized and classified loans, our qualitative factors, our migration, our historical loss analysis, and our specific reserve analysis.  Gross charge-offs year-to-date 2011 were $1,176,065 compared to $368,059 for the year-to-date 2010.  We transferred $2.6 million from loans to other real estate during the quarter.  Based on updated appraisals we received on these properties, along with other loans, we charged off the balance noted above.  Nonperforming loans (nonaccrual and over 90 days past due) were $6,087,053 at March 31, 2011 and $8,764,517 at December 31, 2010, a decline of $2.7 million, or 30.55%.  Of this amount $1.97 million moved to other real estate.  The allowance for loan losses was $3,279,977 at March 31, 2011 which equated to 2.11% of loans, net of unearned deferred fees and costs.  At December 31, 2010, the allowance was $3,584,180, or 2.26% of loans, net of unearned deferred fees and costs.  The decline in the provision for loan losses to loans, net of unearned deferred fees, from year end 2010 was primarily because the volume of loans declined due to the charge offs that occurred during the first quarter of 2011 and due to transfers to other real estate.   The allowance for loan losses was not replenished by the entire $1.2 million of charge offs because the loans were provided for at year-end 2010.  Criticized and classified loans declined at March 31, 2011 compared to December 31, 2010.  Specific reserves on impaired loans were $412,472 at March 31, 2011 and $565,704 at December, 31, 2010.

Net charge-offs of $1,157,393 and $365,182 for the first three months of 2011 and 2010 equated to 2.92% and .88%, respectively, of average loans outstanding net of unearned income and deferred fees.  The amount of  charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.  Prior to 2008, Franklin Bank had minimal historical losses.  During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally.  These factors are reviewed each quarter and adjusted as appropriate.  No material change has occurred since year end 2009.

MAINSTREET BANKSHARES, INC.

March 31, 2011

Nonaccrual loans (included in the nonperforming loans above) were $5,409,193 and $7,702,343 at March 31, 2011 and December 31, 2010, respectively, which represented 3.48% and 4.85%, respectively, of loans, net of unearned deferred fees and costs.  Management considers these loans impaired along with loans 90 days or more past due and accruing troubled debt restructurings.  Loans once considered impaired are included in the reserve but if well collateralized no specific reserve is allocated for them.  Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category.  Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated.   At March 31, 2011, loans secured by residential 1-4 family first liens were the largest category of impaired loans at $3.4 million followed by  loans secured by construction and land development loans at $1.5 million.  These two categories together totaled  $4.9 million or 73.2% of the total $6.7 million of impaired loans at March 31, 2011.  Impaired loans at December 31, 2010 were $8.1 million.  Of this amount, construction and land development loans were $3.7 million and loans secured by 1-4 residential properties were $3.4 million. Together these two categories represented 87.8% of impaired loans at December 31, 2010.

Deterioration in the national real estate markets and in our local markets caused by the recent well-publicized credit and liquidity problems at the national and international level has resulted in larger than historical asset quality issues within local communities like ours.   Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties at depressed prices to repay the loan.  In addition, borrowers’ incomes have been reduced which increases their debt to income ratio.  The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing.  There is continued economic pressure on consumers and business enterprises.
Unemployment was at 7.00% in March 2011.  Absorption analysis in our market place shows increased turnover rates for various inventories.  Data obtained also revealed declines in real estate values based on listing prices to selling price.  Locally and nationally there has been an overall loss of wealth in real estate and equities.  Smith Mountain Lake is a core area for development in Franklin County.  It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result.  Until unemployment declines and consumer confidence increases, these trends may continue.  While we continue to address our asset quality issues, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

MainStreet’s other real estate owned from foreclosed properties and other repossessions at March 31, 2011 and December 31, 2010 was $6,122,786 and $4,152,667, respectively.  These properties are recorded at the lower of the carrying value or the fair market value of the property, net of estimated disposal costs.  They are being actively marketed.  Other foreclosed property was $160,649 at March 31, 2011 and $0 at December 31, 2010.

Noninterest Income

Total noninterest income was $242,100 and $620,588 for the three months ending March 31, 2011 and 2010, respectively, a decline of $378,488.  The following chart demonstrates the categories of change:

Noninterest Income	YTD 3/31/11	YTD 3/31/10	Dollar Change	Percentage Change
Service charges on deposit accounts	$77,342	$62,772	$14,570	23.21%
Mortgage brokerage income	29,799	28,153	1,646	5.85
Income on bank owned life insurance	27,097	26,720	377	1.41
Gain on sale of securities available for sale	—	419,937	(419,937)	(100.00)
Other fee income & miscellaneous	107,862	83,006	24,856	29.94

MAINSTREET BANKSHARES, INC.

March 31, 2011

As mentioned above, total noninterest income declined $378,488 for the three months ending March 31, 2011 compared to the three months ending March 31, 2010. The noninterest income for 2010 included $419,937 of gains on sales of securities available for sale. There were no sales of securities in the first quarter of 2011. During the first quarter of 2010, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value. To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale. The other variances of noninterest income all experienced a positive variance in the quarter to quarter comparison. Without the nonrecurring securities gains, noninterest income increased 20.66% in the first quarter of 2011 compared to the first quarter of 2010. Our service charges on deposit accounts increased 23.21% at March 31, 2011 compared to March 31, 2010 primarily because of an increase in our NSF fees. We have made an effort to decrease the amount of waived charges. Mortgage brokerage income in 2011 was slightly over 2010. Franklin Bank partners with several organizations in which we originate residential mortgage loans that for the most part close in the companies’ names. Franklin Bank receives the mortgage brokerage commission. Franklin Bank has bank owned life insurance on the lives of the two executive officers. The balance at March 31, 2011 was $3.0 million. Income on this investment was stable with the prior year comparison. Other fee income and miscellaneous income experienced a $24.9 thousand, or 29.94% increase. This was primarily due to an increase in income on investment income of $18.4 thousand. In the late summer and early fall of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership. In addition, income from our debit and ATM cards increased $7.3 thousand.

Noninterest Expense

Total noninterest expense was $1,842,811 and $1,597,986 for the three month period ending March 31, 2011 and 2010, respectively, an increase of $244,825, or 15.32%.  Without the nonrecurring expenses of other real estate and repossessions, noninterest expense declined $46,645, or 3.11%.  This decline was primarily attributed to the closing of the 220 North banking office in November 2010.  The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2011 and 2010, the dollar change, and the percentage change:

Expense	YTD 3/31/11	YTD 3/31/10	Dollar Change	Percentage Change
Salaries and employee benefits	$724,978	$754,471	$(29,493)	3.91%
Occupancy and equipment	217,835	220,247	(2,412)	1.10
Professional fees	83,192	61,034	22,158	36.30
Outside processing	103,848	118,294	(14,446)	(12.21)
FDIC Assessment	118,862	137,942	(19,080)	(13.83)
Franchise tax	52,500	45,500	7,000	15.38
Other real estate and repossessions	389,356	97,886	291,470	297.76
Other expenses	152,240	162,612	(10,372)	(6.38)

MainStreet’s employees are its most valuable resource and asset. Salaries and employee benefits comprised 39.34% and 47.21% of total noninterest expense for the three-month period ending March 31, 2011 and 2010, respectively and declined $29,493. Salaries expense decreased $8,185 in comparison to the year-to-date expense in 2010. Salaries expense would include increases personnel received in the latter part of 2010; however, we have elected to freeze salaries for 2011. Also, the closing of our 220 North banking office contributed to the decline in expense. Commissions paid to employees decreased $14.2 thousand in the year-to-year comparison. Personnel taxes declined $690 and 401-K match expense was stable in 2011 compared to 2010. Employee insurance costs decreased $6,725 in the year-to-year comparison due to fewer personnel. The 2010 expense also included compensation expense associated with the granting of stock options. No compensation expense was recorded in 2011 because it had been amortized as appropriate and completed in 2010. Occupancy and equipment costs are our next largest expenses and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. Occupancy and equipment expense decreased $2,412 attributable to the closing of the 220 North banking office. Offsetting this expense somewhat was an increase of $8,052 attributable to the holding company moving its headquarters in November 2010. Additional utilities, repairs, depreciation and lease expense made up the increase. Professional fees include fees for audit, legal, and other professional fees and have increased $22,158 in comparison to the prior year due to the increase in fees associated with external audit and SEC filing fees for 2011. The new format for submitting required SEC filings has caused additional professional expenses in 2011. Outside processing costs have declined $14,446 primarily due to declines in our data processing expenses. We switched our circuits to a different type of connection and have experienced a decline in fees. FDIC assessment declined $19,080 due to the decline in deposit volume; however, the overall premium is still burdensome. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the recession. These assessments may increase further. Other real estate and repossessions experienced an increase in expense of $291,470. This increase was due to loss on sales along with updated appraisals reflecting depressed values which resulted in a write-down of the property in other real estate. Other expenses declined $10,372 in 2011 compared to 2010 due to the closing of the 220 North banking office and initiatives to lower noninterest expense.

MAINSTREET BANKSHARES, INC.

March 31, 2011

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes.  A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity.  The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  No valuation allowances were deemed necessary at March 31, 2011 and March 31, 2010.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded an income tax benefit of $240,250 for the year-to-date period ending March 31, 2011 and income tax expense in the amount of $123,102 for the year-to-date period ending March 31, 2010.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities.  Currently, we have invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.  Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies.  The entire securities portfolio was categorized as available for sale at March 31, 2011 and is carried at estimated fair value.  Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity.  Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

Loan Portfolio

We have established a credit policy detailing the credit process and collateral in loan originations.  Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value.  Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral.  The loan portfolio was as follows:

MAINSTREET BANKSHARES, INC.

March 31, 2011

	March 31, 2011		December 31, 2010
Commercial	$10,555,310	6.79%	$10,874,581	6.85%
Real Estate:
Construction & land development	29,374,651	18.89	31,397,922	19.78
Residential 1-4 families:
First liens	38,021,973	24.45	39,509,829	24.89
Junior liens	9,373,905	6.03	9,537,112	6.01
Home equity lines	10,509,881	6.76	10,650,365	6.71
Commercial real estate	55,537,415	35.71	54,455,674	34.30
Loans to individuals	2,128,069	1.37	2,320,162	1.46
Total Gross Loans	$155,501,204	100.00%	$158,745,645	100.00%

Gross loans decreased $3.3 million, or 2.05% at March 31, 2011 compared to December 31, 2010.  As can be seen by the chart above, real estate loans represent 91.84% and 91.69% of gross loans at March 31, 2011 and December 31, 2010, respectively.  Franklin Bank has a high concentration of real estate related loans.  Accordingly, beginning in the first quarter of 2009, the Bank took steps to reduce certain components of this concentration.  During this economic environment, the credit markets have tightened substantially.  These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand.  Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets.  Our loan to deposit ratio for March 31, 2011 was 89.40% compared to 89.29% at December 31, 2010.   We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand.  We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

Our loan portfolio is our primary source of profitability; therefore, our underwriting approach is critical and is designed throughout our policies to have an acceptable level of risk.  Cash flow adequacy has always been a necessary condition of creditworthiness.  If the debt cannot be serviced by the borrower’s cash flow, there must be an additional secondary source of repayment.  As we have discussed, many of our loans are real estate based so they are also secured by the underlying collateral, the value of which has been under stress due to economic conditions. We strive to build relationships with our borrowers, so it is very important to continually understand and assess our borrowers’ financial strength and condition.

Our credit policy requires that new loans originated must have a maximum loan-to-value of 80% while certain loans have lower limits as follows:  raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price; and stock (75%).  We do not require mortgage insurance; however, loans exceeding supervisory loan to value limits are one of our qualitative factors in the allowance for loan loss methodology.

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

MAINSTREET BANKSHARES, INC.

March 31, 2011

We have reviewed and revised numerous components and conditions within our credit policies over the last three years. During the fourth quarter of 2008 we began discussions surrounding the level of our credit concentrations. During the second quarter of 2009 we prudently adjusted concentration limits to better reflect the current environment. We have lowered these concentration levels and are within our current target limits at March 31, 2011. We lowered them through participations when warranted; through renewals; and the assessment of new credits within areas of high concentrations. During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products. We reduced our maximum debt to income ratio for all retail loans to 40% from 45%. On our retail products, we have terminated the use of interest only payments except on construction loans and bridge loans and unsecured retail lines with a one-year term which are underwritten on strict guidelines. During the first quarter of 2009, the credit policy was modified to reflect that new loans originated must have a maximum loan-to-value of 80% from the then policy of 90%; certain loans have lower limits that we have not modified as follows: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price; and stock (75%). During the second quarter of 2009 we engaged an outside service to perform environmental risk assessments prior to funding. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting.

In addition, in early 2009 we added the position of an in-house credit analyst and purchased software to assist lenders with cash flow and certain ratio analysis.  We also purchased software to assist with the credit ratings of loans upon origination, renewal, and the receipt of new financials.  Please refer to Notes #3 and #4 to the financial statements for further discussion of underwriting and risk ratings of loans.

Approximately 27% of our loan portfolio consists of variable rate loans.  Variable rate commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines.  In most cases account officers stress borrowers at 2% over the fully indexed rate.  Home equity lines are underwritten at 1.5% of the full committed loan amount.

We monitor our loan portfolio by the loan segments found in Note #3 of the financial statements.  In addition, we look at the trends of significant industries within the loan segments.  Loan segments are categorized primarily based upon regulatory guidelines, which follows the underlying collateral.  For the most part, our business activity is with customers located in our primary market area.  Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services.  In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region.  The real estate market in our area is also affected by the national economy because a substantial portion of our lending is real estate based and dependent on buyers who move into our region.  There are three industry concentrations that are broken out in the tables below by our loan segments.

MAINSTREET BANKSHARES, INC.

March 31, 2011

	March 31, 2011
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$374,562	$459,073	$796,908	$1,630,543
Real Estate
Construction and land development	2,982,164	6,280,457	3,590,518	12,853,139
Residential, 1-4 families
First Liens	6,304,426	1,404,451	7,392,455	15,101,332
Junior Liens	1,239,234	238,805	1,180,349	2,658,388
Home Equity Lines	—	—	—	—
Commercial real estate	5,144,793	1,217,408	24,200,598	30,562,799
Consumer	—	—	—	—

Total	$16,045,179	$9,600,194	$37,160,828	$62,806,201

	December 31, 2010
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$443,013	$614,635	$812,106	$1,869,754
Real Estate
Construction and land development	4,387,748	6,710,224	3,955,180	15,053,152
Residential, 1-4 families
First Liens	6,835,289	1,331,119	7,606,687	15,773,095
Junior Liens	1,164,589	281,650	1,175,448	2,621,687
Home Equity Lines	—	—	—	—
Commercial real estate	5,290,754	1,223,308	21,838,326	28,352,388
Consumer	—	—	—	—

Total	$18,121,393	$10,160,936	$35,387,747	$63,670,076

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction.  Some of these amounts are also included in the above concentrations as shown below.

	March 31, 2011
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$307,335	$223,229	$84,106
Speculative lot loans	9,398,813	5,805,072	3,593,741
Speculative single-family housing construction	2,653,788	2,416,988	236,800

MAINSTREET BANKSHARES, INC.

March 31, 2011

	December 31, 2010
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$202,628	$124,899	$77,729
Speculative lot loans	11,041,891	7,696,803	3,345,088
Speculative single-family housing construction	3,073,016	2,836,216	236,800

Overall, our concentrations have declined since year end 2010.  Some of the individual categories have seen increases; however, we continue to monitor these loans closely.

Impaired loans totaled $6,711,533 at March 31, 2011, of which $5,409,193 were on nonaccrual, $677,860  were loans 90 days past due and over, and $624,480 were additional troubled debt restructurings.  Please refer to Note #4 to the consolidated financial statements for a discussion of nonaccrual loans, impaired loans, and nonperforming assets.  Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

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

Deposits

Total deposits at March 31, 2011 and December 31, 2010 were $174,016,765 and $177,873,964, respectively, a decline of $3.9 million, or 2.17%.  In November 2010, we engaged a consultant to assist us with the lowering of our deposit costs.  Our interest bearing deposit costs declined 29 basis points from November 2010 to March 2011. The deposit mix was as follows:

MAINSTREET BANKSHARES, INC.

March 31, 2011

	March 31, 2011		December 31, 2010
Demand	$19,958,693	11.47%	$19,357,378	10.88%
Interest checking	6,499,191	3.74	6,971,993	3.92
Money markets	24,750,880	14.22	23,931,136	13.45
Savings	12,062,156	6.93	11,095,560	6.24
Time deposits $100,000 and over	48,604,943	27.93	50,672,382	28.49
Other time deposits	62,140,902	35.71	65,845,515	37.02

Total	$174,016,765	100.00%	$177,873,964	100.00%

As can be seen by the chart, the largest components of deposits are time deposits including those $100,000 and over.  As mentioned earlier, our deposits have declined $3.9 million from year end 2010.  This was due to the strategic effort to lower our deposit costs.  As we lowered interest rates, we saw our time deposits especially decline as they experienced a $5.8 million decrease since year end.  These deposits still compose 63.64% of total deposits.  Savings, money market accounts and demand deposits increased from year end.  Our core deposits remained as can be seen by the increase in demand deposits which are free funds.  Demand deposits were 11.47% of total deposits at March 31, 2011.  A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits.  The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations.  Competition for deposits continues to be fierce from other depository institutions in our market.  Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix.   The overall cost of interest bearing deposits was 1.51% and 2.00%, respectively, for the three months ended March 31, 2011 and March 31, 2010.  This decline of 49 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates.  Franklin Bank experienced attrition as we lowered our deposit rates beginning in November 2010.  This appears to have stabilized.  We monitor this closely to keep deposit costs low, but to maintain ample liquidity.  We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity.  At March 31, 2011 and December 31, 2010, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts.    The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.  Loans included in these portfolios at March 31, 2011 and December 31, 2010 were $113,024,623 and $113,618,271, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest.  This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances.  The Corporate Cash Management sweep accounts totaled $0 at March 31, 2011 and December 31, 2010.

Repurchase Agreements

The Bank entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007.  The repurchase date is September 18, 2012.  The interest rate was fixed at 4.22% until maturity or until it is called.  Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 4.22% at March 31, 2011.

MAINSTREET BANKSHARES, INC.

March 31, 2011

The Bank entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at March 31, 2011.

Shareholders’ Equity

Total shareholders’ equity was $21,700,724 and $22,089,467 at March 31, 2011 and December 31, 2010, respectively. Book value per share was $12.67 and $12.89 at March 31, 2011 and December 31, 2010, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored.  MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.
Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at March 31, 2011 and December 31, 2010, in the current economic circumstances, capital resources are a focus for the Corporation. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution. The following are MainStreet’s capital ratios at:

	March 31, 2011	December 31, 2010
Tier I Leverage Ratio (Actual)	10.25%	10.26%
Tier I Leverage Ratio (Quarterly Ave.)	10.19	9.99
Tier I Risk-Based Capital Ratio	13.80	14.09
Tier II Risk-Based Capital Ratio	15.06	15.35

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at March 31, 2011 and capital adequacy levels are also monitored to support the Bank’s safety and soundness.

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve.  Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve~~.~~

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $20,028,815 at March 31, 2011. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At March 31, 2011 and December 31, 2010, we had available credit from borrowing in the amount of $40,615,491, and $41,413,677, respectively. Our ratio of liquid assets to total liabilities at March 31, 2011 and December 31, 2010 was 13.38% and 14.93%, respectively.

MAINSTREET BANKSHARES, INC.

March 31, 2011

Core deposits are the primary foundation for liquidity. Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized. Franklin Bank experienced a shrinkage in deposits from year end due to the strategic efforts to reduce deposit costs. This appears to have stabilized. It has had an impact on deposits but the shrinkage of the balance sheet had a positive impact on capital. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. The Bank receives the deposits and forwards them to CDARS and receives deposits back if wanted. The send and receive transaction is called a reciprocal transaction. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $8.4 million as of March 31, 2011 which is less than 5% of total deposits. The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At March 31, 2011, this would allow the Bank to gather an additional $17.8 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At March 31, 2011, Franklin Bank had $3.9 million in internet certificates of deposit.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques to manage interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300, and 400 interest rate environment, as applicable. A shock report for these rates along with a ramped approach with each is modeled. With the shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at March 31, 2011 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

	Net Interest Income Percentage Change From Level Rates
Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	9.00	15.00
+300 bp	6.25	7.00	12.00
+200 bp	5.25	5.00	8.00
+100 bp	4.25	3.00	4.00
-100 bp	2.25	0.00	0.00
-200 bp	1.25	0.00	0.00
-300 bp	.25	-2.00	-4.00

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

MAINSTREET BANKSHARES, INC.

March 31, 2011

Inflation

Most of our assets are monetary in nature and therefore are sensitive to interest rate fluctuations. We do not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve Systems (“FRB”) including recently “quantitative easing” can have a great effect on our profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities. MainStreet and Franklin Bank must comply with numerous federal and state laws and regulations. In light of the increasing government involvement in the financial services industry and to address the underlying causes of the recent credit crunch, it is likely that financial institutions like MainStreet and Franklin Bank will have to meet additional legal requirements, all of which add to our cost of doing business. In addition, regulatory concerns over real estate related assets on the balance sheets of financial institutions and liquidity due to deposit fluctuations and other factors are likely to translate into higher regulatory scrutiny of financial institutions. This could impact us.

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

Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Corporation has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

MAINSTREET BANKSHARES, INC.

March 31, 2011

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

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Corporation  is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

March 31, 2011

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

Date: May 11, 2011	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: May 11, 2011	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
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