Form 10-Q
period 2011-06-30
MAINSTREET BANKSHARES INC
filed 2011-08-09
CIK 1094742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                    June 30, 2011

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

Yes  ☐             No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:           1,713,375 as of  August 5, 2011

MAINSTREET BANKSHARES, INC.

Form 10-Q

Index

		Page No.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-28

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-48

Item 4	Controls and Procedures	49

PART II OTHER INFORMATION

Item 5	Other Information	49

Item 6	Exhibits	49

	Signatures	50

	Index to Exhibits	51-52

MAINSTREET BANKSHARES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited).

2.	Consolidated Statements of Operations for the quarters and six months periods ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC.
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010

ASSETS

Cash and due from banks	$4,202,181	$2,238,381
Interest-bearing deposits in banks	14,305,769	8,866,966
Federal funds sold	5,610,271	7,660,000
Total Cash and Cash Equivalents	24,118,221	18,765,347
Securities available for sale, at fair value	24,805,194	27,054,527
Restricted equity securities	914,200	996,600

Loans:
Total Gross Loans	151,963,327	158,745,645
Unearned deferred fees and costs, net	89,634	79,176
Loans, net of unearned deferred fees and costs	152,052,961	158,824,821
Less: Allowance for loan losses	(3,062,830)	(3,584,180)
Net Loans	148,990,131	155,240,641
Bank premises and equipment, net	1,739,811	1,811,673
Accrued interest receivable	590,583	725,261
Bank owned life insurance	2,994,155	2,939,590
Other real estate owned, net of valuation allowance	4,779,538	4,152,667
Other assets	2,799,131	2,849,099

TOTAL ASSETS	$211,730,964	$214,535,405

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$21,997,384	$19,357,378
Interest bearing deposits	153,149,853	158,516,586
Total Deposits	175,147,237	177,873,964

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	991,122	1,071,974
Total Liabilities	189,638,359	192,445,938

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at June 30, 2011 and December 31, 2010, respectively	17,866,890	17,866,890
Retained earnings	3,804,192	4,132,595
Accumulated other comprehensive income	421,523	89,982
Total Shareholders’ Equity	22,092,605	22,089,467

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$211,730,964	$214,535,405

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Interest and Dividend Income:
Interest and fees on loans	$2,169,377	$2,378,284
Interest on interest-bearing deposits	5,798	9,552
Interest on federal funds sold	1,501	2,660
Interest on securities available for sale	211,844	237,759
Dividends on restricted equity securities	7,648	6,930

Total Interest and Dividend Income	2,396,168	2,635,185

Interest Expense:
Interest on deposits	517,380	802,940
Interest on short-term borrowings	5	34
Interest on repurchase agreements	134,149	134,149

Total Interest Expense	651,534	937,123

Net Interest Income	1,744,634	1,698,062
Provision for loan losses	55,923	198,600

Net Interest Income After Provision for Loan Losses	1,688,711	1,499,462

Noninterest Income:
Service charges on deposit accounts	76,227	71,708
Mortgage brokerage income	28,623	93,615
Income on bank owned life insurance	27,468	26,928
Other fee income and miscellaneous income	93,201	95,848

Total Noninterest Income	225,519	288,099

Noninterest Expense:
Salaries and employee benefits	701,070	724,593
Occupancy and equipment expense	208,411	212,990
Professional fees	43,476	71,149
Outside processing	105,962	115,317
FDIC assessment	99,207	135,547
Franchise tax	52,500	52,500
Other real estate and repossessions	398,198	64,783
Other expenses	152,873	168,488

Total Noninterest Expense	1,761,697	1,545,367

Net Income Before Tax	$152,533	$242,194
Income Tax Expense	40,856	75,331
Net Income	$111,677	$166,863
Net Income Per Share Basic	$.07	$.10
Net Income Per Share Diluted	$.07	$.10

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest and Dividend Income:
Interest and fees on loans	$4,430,526	$4,796,927
Interest on interest-bearing deposits	10,019	19,547
Interest on federal funds sold	4,020	3,325
Interest on securities available for sale	424,036	513,037
Dividends on restricted equity securities	15,314	13,884
Total Interest and Dividend Income	4,883,915	5,346,720

Interest Expense:
Interest on deposits	1,098,881	1,628,471
Interest on short-term borrowings	5	34
Interest on repurchase agreements	266,824	266,824
Total Interest Expense	1,365,710	1,895,329

Net Interest Income	3,518,205	3,451,391
Provision for loan losses	909,113	591,900

Net Interest Income After Provision for Loan Losses	2,609,092	2,859,491

Noninterest Income:
Service charges on deposit accounts	153,569	134,480
Mortgage brokerage income	58,422	121,768
Income on bank owned life insurance	54,565	53,648
Gain on sale of securities available for sale	—	419,937
Other fee income and miscellaneous income	201,063	178,854

Total Noninterest Income	467,619	908,687

Noninterest Expense:
Salaries and employee benefits	1,426,048	1,479,064
Occupancy and equipment expense	426,246	433,237
Professional fees	126,668	132,183
Outside processing	209,810	233,611
FDIC assessment	218,069	273,489
Franchise tax	105,000	98,000
Other real estate and repossessions	787,554	162,669
Other expenses	305,113	331,100

Total Noninterest Expense	3,604,508	3,143,353

Net Income (Loss) Before Tax	$(527,797)	$624,825
Income Tax Expense (Benefit)	(199,394)	198,433
Net Income (Loss)	$(328,403)	$426,392
Net Income (Loss) Per Share Basic	$(.19)	$.25
Net Income (Loss) Per Share Diluted	$(.19)	$.25

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash Flows From Operating Activities
Net income (loss) from operations	$(328,403)	$426,392
Provision for loan losses	909,113	591,900
Depreciation and amortization	107,809	120,783
Amortization of discounts and premiums, net	69,739	27,243
Gain on sale of securities	—	(419,937)
Loss and impairment on other real estate owned and repossessions	748,185	74,765
Stock option expense	—	11,620
Deferred tax benefit	(8,141)	(1,033)
Decrease in accrued interest receivable	134,678	115,892
(Increase) decrease in other assets	(8,487)	431,698
Increase in value of bank owned life insurance	(54,565)	(53,649)
Increase (decrease) in accrued interest payable and other liabilities	(80,852)	11,449

Net cash provided by operating activities	1,489,076	1,337,123

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(35,947)	(37,609)
Purchases of securities available for sale	—	(21,232,306)
Calls/maturities/repayments of securities available for sale	2,681,930	9,119,943
Redemption of restricted equity securities	82,400	—
Proceeds from sale of securities	—	8,628,102
Capital improvements to other real estate owned	(23,750)	(290,923)
Proceeds from sale of other real estate owned and repossessions	1,893,022	2,211,728
Loan originations and principal collections, net	1,992,870	2,606,485
Net cash provided by investing activities	6,590,525	1,005,420

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	2,640,006	1,661,883
Decrease in interest bearing deposits	(5,366,733)	(1,653,181)
Net cash provided by (used in) financing activities	(2,726,727)	8,702

Net increase in cash and cash equivalents	$5,352,874	$2,351,245
Cash and cash equivalents at beginning of period	18,765,347	23,095,645
Cash and cash equivalents at end of period	$24,118,221	$25,446,890

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,439,213	$1,949,472
Cash paid during the period for taxes	$—	$—
Unrealized gain (loss) on securities available for sale	$502,336	$466,968
Transfers between loans, other real estate & other assets	$3,348,527	$2,729,635

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

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

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated in Virginia on January 14, 1999. The Corporation was primarily organized to serve as a bank holding company. Its first wholly-owned subsidiary was Smith River Community Bank, N.A. (“Smith River Bank”) which was sold on March 23, 2005 for $6.5 million. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. (“MainStreet RE”) for the sole purpose of owning the real estate of the Corporation. When MainStreet sold Smith River Bank, the capital was redeployed to Franklin Bank.

Franklin Bank was organized as a nationally chartered commercial bank and member of the Federal Reserve Bank of Richmond. Franklin Bank opened for business on September 16, 2002. Franklin Bank operates as a locally owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. It currently has three banking offices including its main office.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2011 and December 31, 2010 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$2,650,271	$20,697	$—	$2,670,968
Mortgage backed securities	21,566,130	596,749	(28,653)	22,134,226
Total securities available for sale	$24,216,401	$617,446	$(28,653)	$24,805,194

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$3,375,529	$33,938	$(43,260)	$3,366,207
Mortgage backed securities	23,592,541	287,034	(191,255)	23,688,320
Total securities available-for-sale	$26,968,070	$320,972	$(234,515)	$27,054,527

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at June 30, 2011, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	1,535,714	1,536,049
Due after five years but within ten years	1,268,161	1,294,565
Due after ten years	21,412,526	21,974,580

	$24,216,401	$24,805,194

There were no gross gains or losses recorded on sales and calls of securities available for sale for the six month ending  June 30, 2011.  There were gross gains of $419,937 and no losses recorded on sales and calls of securities available for sale for the six month period ending June 30, 1010, which were recorded during the first quarter of 2010.

The following table demonstrates the unrealized loss position of securities available for sale at June 30, 2011.

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	3,888,132	(28,653)	—	—	3,888,132	(28,653)
Total temporarily impaired securities	$3,888,132	$(28,653)	$—	$—	$3,888,132	$(28,653)

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

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

An impairment is considered “other than temporary” if any of the following conditions are met:  the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell).  At June 30, 2011, $3.9 million securities had unrealized losses and at December 31, 2010, $10.4 million securities had unrealized losses based on market prices at the respective dates.  Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers.  The Corporation does not have any securities that are considered “other than temporarily impaired” at June 30, 2011 and December 31, 2010.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at June 30, 2011 and December 31, 2010.  The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $479,100 and $561,500 at June 30, 2011 and December 31, 2010, respectively, and is also included in restricted equity securities.  FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at June 30, 2011 and no impairment has been recognized.  FHLB has repurchased some excess capital stock during 2011 and 2010.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Commercial	$11,585,531	$10,874,581
Real Estate:
Construction and land development	27,561,216	31,397,922
Residential 1-4 families:
First liens	39,239,285	39,509,829
Junior liens	8,044,113	9,537,112
Home equity lines	8,698,990	10,650,365
Commercial real estate	54,466,503	54,455,674
Consumer	2,367,689	2,320,162
Total Gross Loans	$151,963,327	$158,745,645
Unearned deferred fees and costs, net	89,634	79,176
Recorded Investment	$152,052,961	$158,824,821

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Overdrafts reclassified to loans at June 30, 2011 and December 31, 2010 were $15,417 and $23,852, respectively.

Loan Origination/Risk Management:   Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by account officers for the purpose of making sound and prudent credit decisions.  Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss.  Each credit decision is based on merit and no other factors.  Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of Franklin Bank’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment.  A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, loans deemed to be classified or criticized and credit concentrations.  The portfolio is constantly reviewed based on segments of concern, the aging and extension of credits along with stress testing the portfolio’s collateral values and defined loan concentrations.  Annually, a loan review plan is developed to identify and mitigate potential weakness in the loan portfolio.  Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist.  The developed plan is presented to the Loan Committee of Franklin Bank’s Board of Directors each year for approval.    Presently, Franklin Bank’s top fifty borrowers comprise approximately forty percent of the Bank’s entire loan portfolio; therefore, we dedicate thirty percent of loan review time to reviewing these large relationships.  Overall, the goal is to review 33% of the entire loan portfolio.  Each year we strive to lower the average loan review size to improve penetration into junior lending portfolios which provides prudent risk management based on average charge-off size.  Reviews generally consist of sampling 10 to 15 individual loans in each segment and reviewing the borrower’s total relationship within Franklin Bank.  Review segments vary from year to year to ensure a complete cycle of all significant loan product types.  Results of each review segment are published when completed and communicated to the Loan Committee of the Board of Directors of Franklin Bank with a response from Franklin Bank’s senior lender or head of retail lending depending on the product type reviewed.

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

Construction & Land Development: Emphasis is placed on the estimated absorption period of the project based on the intimate knowledge of local demand and geographic concentrations by appraisers and account officers.  Projects are monitored by Franklin Bank’s in-house construction inspector to ensure adherence to project specifications and timely completion.  Loan to values are manually tracked to ensure conforming collateral coverage is maintained throughout the development phase. Interest carry abilities are determined by analyzing global cash flow and available liquidity.  Due to the their complex nature, loans for speculative housing and speculative lot requests are underwritten by Franklin Bank’s business lending group.  Terms at origination for speculative lot loans are based on collateral margins and on qualifying the borrower to policy requirements based on a ten year amortization period. Speculative housing loan terms generally are held to eighteen months with allowance made for substantial curtailments.

Commercial Real Estate: Loans are generally underwritten based on verified income or cash flow to ensure a global coverage ratio of at least 1.25. In general, collateral margin is determined based on appraisal or evaluation market value not to exceed 80 percent of appraised market value or cost, which ever is less.   All properties receive proper environmental due diligence prior to funding of the credit.  Account officers perform and document a market analysis which may include data on competing businesses and projects.   When applicable, market analysis data may be obtained from independent sources.   Cash flows and collateral margins are appropriately stress tested.  Terms generally range from five to fifteen years, however, may be longer based on approval from Franklin Bank’s President and Chief Credit Officer.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Commercial Loans:  Loans are generally underwritten based on verified income or cash flow to ensure global debt service coverage ratio of at least 1.25. Terms can range up to seven years based on loan purpose and collateral offered.  Based on policy, credit lines have maturities of one year.  Generally inventory loans are margined at 50% while equipment loans, depending on age of collateral, range from 90%, if new, to 80%, if used.   Receivables are margined at 80% based on the aging of receivables outstanding sixty days or less.

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010 are as follows:

	2011	2010

Balance at beginning of year	$3,584,180	$3,277,559
Provision for loan losses	909,113	591,900
Recoveries	83,344	5,055
Charge-offs	(1,513,807)	(769,102)
Balance at period end	$3,062,830	$3,105,412

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

A breakdown of the allowance by loan segment for the six months ended June 30, 2011 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$—	$3,584,180
Charge-offs	(283,091)	(732,246)	(225,007)	(45,281)	(2,481)	(205,435)	(20,266)	—	(1,513,807)
Recoveries	—	15,143	60,571	—	—	—	7,630	—	83,344
Provision	375,065	368,522	(31,839)	(4,598)	(80,137)	111,538	40,562	130,000	909,113
Ending Balance	$230,423	$737,602	$869,408	$193,647	$134,445	$699,411	$67,894	$130,000	$3,062,830

		June 30, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$102,985	$101,075	$126,451	$22,799	$—	$32,800	$52,494	$—	$438,604

Ending Balance:
Collectively evaluated for impairment	127,438	636,527	742,957	170,848	134,445	666,611	15,400	130,000	2,624,226

	$230,423	$737,602	$869,408	$193,647	$134,445	$699,411	$67,894	$130,000	$3,062,830

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

		June 30, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$337,940	$1,836,907	$3,216,524	$883,327	$148,165	$699,062	$57,045	$7,178,970

Ending Balance:
Collectively evaluated for impairment	11,247,591	25,724,309	36,022,761	7,160,786	8,550,825	53,767,441	2,310,644	144,784,357

	$11,585,531	$27,561,216	$39,239,285	$8,044,113	$8,698,990	$54,466,503	$2,367,689	$151,963,327

		December 31, 2010
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$1,686	$321,053	$193,563	$12,020	$11,838	$7,232	$18,312	$565,704

Ending Balance:
Collectively evaluated for impairment	136,763	765,130	872,120	231,506	205,225	786,076	21,656	3,018,476

	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$3,584,180

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

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

Net charge-offs of $1,430,463 and $764,047 for the first six months of 2011 and 2010, respectively, equated to 1.83% and .93%, respectively, of average loans outstanding net of unearned income and deferred fees.  The loan loss reserve at June 30, 2011 was $3,062,830 or 2.01% of loans, net of unearned income and deferred fees.  At December 31, 2010, the loan loss reserve was $3,584,180 or 2.26% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	June 30, 2011	December 31, 2010
Nonaccrual loans and leases	$6,279,607	$7,702,343
Loans 90 days or more past due and still accruing	555,423	1,062,174
Total nonperforming loans	6,835,030	8,764,517
Foreclosed real estate	4,779,538	4,152,667
Other foreclosed property	108,999	—
Total foreclosed property	4,888,537	4,152,667
Total nonperforming assets	$11,723,567	$12,917,184

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

An age analysis of past due loans as of June 30, 2011 is as follows:

							Accruing
	Loans	Loans	Loans 90				Loans 90 or
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	More Days Past Due	Nonaccrual Loans
Commercial	$—	$—	$269,000	$269,000	$11,316,531	$11,585,531	$—	$269,000
Real Estate:
Construction and land development	147,684	182,075	1,552,039	1,881,798	25,679,418	27,561,216	120,000	1,716,907
Residential 1-4 Families
First Liens	357,150	596,389	2,273,454	3,226,993	36,012,292	39,239,285	435,423	2,506,102
Junior Liens	—	—	687,012	687,012	7,357,101	8,044,113	—	883,326
Home Equity lines	166,000	—	148,165	314,165	8,384,825	8,698,990	—	148,165
Commercial Real Estate	118,717	—	515,365	634,082	53,832,421	54,466,503	—	699,062
Consumer	14,157	—	—	14,157	2,353,532	2,367,689	—	57,045

	$803,708	$778,464	$5,445,035	$7,027,207	$144,936,120	$151,963,327	$555,423	$6,279,607

An age analysis of past due loans as of December 31, 2010 is as follows:

							Accruing
	Loans	Loans	Loans 90				Loans 90 or
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	More Days Past Due	Nonaccrual Loans
Commercial	$133,113	$8,504	$46,763	$188,380	$10,686,201	$10,874,581	$1,969	$352,156
Real Estate:
Construction and land development	920,167	350,816	2,467,750	3,738,733	27,659,189	31,397,922	125,129	3,710,600
Residential 1-4 Families
First Liens	936,689	847,000	2,007,009	3,790,698	35,719,131	39,509,829	677,178	3,027,892
Junior Liens	65,130	178,710	150,250	394,090	9,143,022	9,537,112	—	172,871
Home Equity lines	—	—	147,978	147,978	10,502,387	10,650,365	—	147,978
Commercial Real Estate	242,412	—	530,433	772,845	53,682,829	54,455,674	257,898	272,534
Consumer	34,228	2,407	—	36,635	2,283,527	2,320,162	—	18,312

	$2,331,739	$1,387,437	$5,350,183	$9,069,359	$149,676,286	$158,745,645	$1,062,174	$7,702,343

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Impaired loans at June 30, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$474,426	$260,000	$77,940	$102,985	$335,901	$1,303
Real Estate:
Construction and land development	1,877,220	182,075	1,654,832	101,075	2,091,148	7,955
Residential 1-4 Families
First Liens	3,226,694	709,010	2,507,514	126,451	2,818,130	28,613
Junior Liens	883,327	22,799	860,528	22,799	489,207	475
Home Equity lines	148,165	—	148,165	—	111,108	—
Commercial Real Estate	699,062	32,800	666,262	32,800	669,157	18,316
Consumer	72,631	52,494	4,551	52,494	59,645	743

	$7,381,525	$1,259,178	$5,919,792	$438,604	$6,574,296	$57,405

Impaired loans at December 31, 2010 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$493,422	$103,649	$248,507	$1,686	$216,718	$7,256
Real Estate:
Construction and land development	3,845,257	1,393,123	2,317,477	321,053	2,885,989	56,859
Residential 1-4 Families
First Liens	3,378,390	1,106,931	2,271,458	193,563	1,849,504	157,609
Junior Liens	196,970	150,250	46,721	12,020	192,966	8,233
Home Equity lines	147,978	147,978	—	11,838	36,995	6,289
Commercial Real Estate	272,534	272,534	—	7,232	328,458	4,636
Consumer	18,312	18,312	—	18,312	20,356	—

	$8,352,863	$3,192,777	$4,884,163	$565,704	$5,530,986	$240,882

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Impaired loans on nonaccrual were $6,279,607 and $7,702,343 at June 30, 2011 and December 31, 2010, respectively.  The average balance for impaired loans was approximately $6,574,296 for the six month period ended June 30, 2011 and $5,530,986 for the year ending December 31, 2010.  Of the impaired loans at June 30, 2011, $1,259,178 had specific reserves of $438,604 included in the allowance for loan losses and $130,854 had portions of the loan charged off with no additional impairment at quarter end.  Of the impaired loans at December 31, 2010, $3,192,777 had specific reserves of $565,704 included in the allowance for loan losses and an additional $329,587 had portions of the loan charged off.  Following is a breakdown of the interest for nonaccrual loans for periods ending June 30, 2011 and 2010, respectively.

	June 30, 2011	June 30, 2010
Interest that would have been earned	$294,791	$186,708
Interest reflected in income	33,380	58,619
Lost interest	$261,411	$128,089

At June 30, 2011 and December 31, 2010 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $343,940 and $374,597, respectively.  These loans did not have any additional commitments at June 30, 2011 and December 31, 2010, respectively.  Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term.  Consequently, a modification that would otherwise not be considered is granted to the borrower.  These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.  The borrowers were complying with the modified terms of their contracts at June 30, 2011 and December 31, 2010, respectively.  Troubled debt restructurings are included in the impaired loan disclosures.

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

June 30, 2011

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Substandard:

▪	All other retail loans 90 days or more delinquent.
▪	Payment to income ratio exceeding 75% with 30 days or more delinquency.
▪	Borrowers engaged in bankruptcy or non-accrual status.
▪	1-4 family residential real estate loans and home equity lines 90 days or more delinquent with loan to values greater than 60% with updated appraisal for determination.

		June 30, 2011 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$11,104,392	$22,221,050	$31,245,444	$6,056,914	$8,384,825	$47,913,534	$2,310,644	$129,236,803
Special Mention	97,693	1,682,112	1,606,583	286,607	166,000	5,154,638	—	8,993,633
Substandard	114,446	3,475,979	6,057,941	1,527,543	—	1,398,331	52,494	12,626,734
Doubtful	269,000	182,075	329,317	173,049	148,165	—	4,551	1,106,157
Loss	—	—	—	—	—	—	—	—

	$11,585,531	$27,561,216	$39,239,285	$8,044,113	$8,698,990	$54,466,503	$2,367,689	$151,963,327

		December 31, 2010 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,025,118	$23,635,182	$30,668,053	$6,960,663	$9,687,608	$48,984,057	$2,207,956	$132,168,637
Special Mention	83,794	1,582,130	1,177,611	1,430,907	314,779	1,714,482	—	6,303,703
Substandard	662,020	5,306,206	7,362,676	1,145,542	647,978	3,484,601	93,894	18,702,917
Doubtful	103,649	874,404	301,489	—	—	272,534	18,312	1,570,388
Loss	—	—	—	—	—	—	—	—

	$10,874,581	$31,397,922	$39,509,829	$9,537,112	$10,650,365	$54,455,674	$2,320,162	$158,745,645

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”).  Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines.  There were no FHLB advances outstanding at June 30, 2011 and December 31, 2010.

There were no overnight federal funds purchased at June 30, 2011 and December 31, 2010.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest.  This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances.  The Corporate Cash Management sweep accounts were $0 at June 30, 2011 and December 31, 2010, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007.  The repurchase date is September 18, 2012.  The interest rate was fixed at 4.22% until maturity or until it is called.  Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 4.22% at June 30, 2011.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000.  The repurchase date is January 2, 2013.  The interest rate was fixed at 3.57% until maturity or until it is called.  Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 3.57% at June 30, 2011.

Note 7 – Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.07	1,713,375	$.10
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings per share, diluted	1,713,375	$.07	1,713,375	$.10

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 and 217,188 for the second quarter ending June 30, 2011 and 2010, respectively.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	1,713,375	$(.19)	1,713,375	$.25
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per share, diluted	1,713,375	$(.19)	1,713,375	$.25

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 and 217,188 for the six months ending June 30, 2011 and 2010, respectively.

Note 8 – Comprehensive Income

There are established standards for reporting and presentation of comprehensive income and its components.  The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of June 30, 2011 and 2010.

	June 30, 2011	June 30, 2010
Net Income (Loss)	$(328,403)	$426,392

Net unrealized holding gains during the period	502,336	466,968
Less reclassification adjustments for gains included in net income, net of tax	—	(277,158)
Income tax expense	(170,795)	(158,769)

Change in accumulated other comprehensive income	331,541	31,041

Total Comprehensive Income	$3,138	$457,433

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004.  The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries.  The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on  January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms.  Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant.  The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term.  The options issued in 2005 vested immediately upon grant and have a ten year contractual term.  All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan).  The maximum number of shares that could have been issued under the Plan could not exceed 150,700.  As of June 30, 2011, there were 136,527 stock options granted under this Plan of which 822 have been exercised and 7,433 were forfeited.

As of June 30, 2011 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

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

There was no compensation cost for 2011.  MainStreet recorded $5,810 in equity-based compensation cost during the quarter ended June 30, 2010 and $11,620 for the year-to-date period ending June 30, 2010.

 Following is a status and summary of changes in stock options during the six months ended June 30, 2011:

Weighted
		Weighted	Average
	Six Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	June 30, 2011	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2011	161,272	$12.17	4.17	$—
Exercisable at June 30, 2011	161,272	$12.17	4.17	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  This amount changes based on changes in the market value of the Corporation’s stock.

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

As of June 30, 2011 and 2010, there was $0 and $11,620, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The original unrecognized compensation cost was recognized over a remaining weighted-average period of three years.

As of June 30, 2011, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
9.55	33,000	2.00
12.09	85,147	4.40
12.09	17,299	4.50
15.00	13,260	6.45
16.75	12,566	5.50
$9.55 - $16.75	161,272

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At June 30, 2011, outstanding commitments to extend credit including letters of credit were $18,501,569.  There are no commitments to extend credit on impaired loans.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,670,968	$—	$2,670,968	$—
Mortgage backed securities	22,134,226	—	22,134,226	—
Total available-for-sale securities	$24,805,194	$—	$24,805,194	$—
Total assets at fair value	$24,805,194	$—	$24,805,194	$—

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

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

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at June 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$951,428	$—	$708,559	$242,869
Other Real Estate Owned	4,779,538	—	1,949,560	2,829,978
Total assets at fair value	$5,730,966	$—	$2,658,119	$3,072,847
Total liabilities at fair value	$—	$—	$—	$—

		Carrying value at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,956,660	$—	$2,433,825	$522,835
Other Real Estate Owned	4,152,667	—	3,054,695	1,097,972
Total assets at fair value	$7,109,327	$—	$5,488,520	$1,620,807
Total liabilities at fair value	$—	$—	$—	$—

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

June 30, 2011

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

MAINSTREET BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

June 30, 2011

The estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$4,202,181	$4,202,181
Interest-bearing deposits in banks	14,305,769	14,305,769
Federal funds sold	5,610,271	5,610,271
Securities available-for-sale	24,805,194	24,805,194
Restricted equity securities	914,200	914,200
Loans, net	148,990,131	148,450,547
Accrued interest receivable	590,583	590,583
Total Financial Assets	$199,418,329	$198,878,745
FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$21,997,384	$21,997,384
Interest bearing deposits	153,149,853	152,577,701
Repurchase agreements	13,500,000	12,884,525
Accrued interest payable	265,893	265,893
Total Financial Liabilities	$188,913,130	$187,725,503

	December 31, 2010
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,238,381	$2,238,381
Interest-bearing deposits in other banks	8,866,966	8,866,966
Federal funds sold	7,660,000	7,660,000
Securities available-for-sale	27,054,527	27,054,527
Restricted equity securities	996,600	996,600
Loans, net	155,240,641	155,042,619
Accrued interest receivable	725,261	725,261
Total Financial Assets	$202,782,376	$202,584,354

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,357,378	$19,357,378
Interest bearing deposits	158,516,586	157,730,507
Repurchase agreements	13,500,000	12,577,950
Accrued interest payable	339,396	339,396
Total Financial Liabilities	$191,713,360	$190,005,231

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

June 30, 2011

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

Note 14 – Regulatory
On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”).  The Agreement required Franklin Bank to perform certain actions within designated time frames.  The Agreement is intended to demonstrate the Bank’s commitment to review/enhance certain aspects of various policies.  The Agreement describes Franklin Bank’s commitment to enhance practices related to credit administration and liquidity.  While Franklin Bank expects to achieve full compliance and has submitted the responses required in the respective time frames, we are required to show sustained performance with various requirements under the Agreement and compliance with certain obligations are dependent, in part, on factors that we may not control.  Therefore, we cannot assume that we will be able to achieve full compliance.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU requires the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricts MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve. On January 26, 2011, we entered into a new MOU with the Federal Reserve which contained the same terms of the previous MOU (which was terminated) but added provisions regarding compliance with certain laws and regulations as follows. The bank holding company is required to comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation’s regulations (12 C.F.R. Part 359). Also, the Corporation may not appoint any individual to the board or employ or change the responsibilities of any individual as senior executive officer if the Federal Reserve notifies the Corporation of disapproval within the required time limits. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. Management believes the holding company is appropriately using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

MAINSTREET BANKSHARES, INC.

June 30, 2011

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

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”).  The Agreement required Franklin Bank to perform certain actions within designated time frames.  The Bank must comply with the Agreement while it is outstanding.  The Bank submitted the responses required in the respective time frames described below.  The Bank continues to submit periodic reports and take other actions as required by the Agreement to achieve sustained performance.

Within 30 days, Franklin Bank was required to adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action was necessary to reduce these concentrations.  Franklin Bank reviewed and amended these limits and certain concentrations were lowered.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Within 60 days, Franklin Bank was required to do the following:

▪
Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans.  Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios.  Franklin Bank formed a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly.  Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates.  Primary and secondary repayment sources are detailed on the worksheets.  Franklin Bank’s internal loan review function now reports to the loan committee of the board of directors rather than to management.  This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

▪
Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented.  Our credit policy was amended to address the amortization periods.  Personnel have been designated to ensure the reporting system has updated appraisals and evaluations.  All files were reviewed to ensure correct appraisal information.  A credit analyst position was created and filled in December 2008.  The analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements.  In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of loans.

▪
Franklin Bank also had to eliminate the basis of criticism of assets criticized by the OCC.  Franklin Bank has dedicated an experienced employee to work through problem assets.  The other actions described above also assist in achieving compliance with this requirement.  Franklin Bank continually strives to lower its problem assets.

▪
Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of its liquidity position which included more detailed reporting to the Board.  The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity.  Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits.  According to the Agreement, brokered deposits cannot exceed 15% of total deposits.  At June 30, 2011 and December 31, 2010, brokered deposits were $8.4 million and $6.5 million, respectively, and were less than 5% of total deposits in both comparisons.  Franklin Bank also participated loans during the first half of 2009 which improved our liquidity.  Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition.  New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses.  Franklin Bank was required to review and enhance the analysis of the allowance for loan losses.   The Bank has continued to review and enhance the process.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan.  The Plan was put in place and is continually updated as appropriate.  The plan includes detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy.  The Agreement prohibits the Bank from paying dividends until compliance with the program and certain other conditions are met.

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

The allowance for loan losses reflects our best estimate of the losses inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) FAS ASC 450, “Accounting for Contingencies,” (formerly SFAS No. 5) which requires that losses be accrued when they are probable of occurring and are capable of estimation and (ii) FAS ASC 310, “Accounting by Creditors for Impairment of a Loan,” (formerly SFAS No. 114) which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The allowance for loan losses is maintained at a level, which reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate.

MAINSTREET BANKSHARES, INC.

June 30, 2011

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

Overview

Total assets at June 30, 2011 were $211.7 million, a decline of $2.8 million, or 1.31%, from year-end total assets of $214.5 million.  The composition of the balance sheet has changed during this period.  Loan demand continues to be soft in our market due to the local and national economy.  At June 30, 2011, loans, net of unearned deferred fees and costs, declined $6.8 million from year-end 2010.  Securities available for sale declined $2.2 million because of pay downs on mortgage backed securities and called securities.   Total cash and cash equivalents increased from year-end 2010 by $5.4 million.  Liquidity is an important focus for our Company during these tumultuous times and our liquid assets were 16.81% of total liabilities at June 30, 2011.  We continue to monitor our asset quality closely due to the high level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels.  We transferred $3.3 million of loans into other real estate and other repossessed assets during the first six months of 2011.  Our other real estate was slightly higher at June 30, 2011 at $4.8 million compared to $4.2 million at December 31, 2010.  This year we have sold approximately $2.1 million of properties in other real estate.  Deposits decreased $2.7 million at June 30, 2011 compared to December 31, 2010.  In late fourth quarter of 2010, we engaged a consultant to assist us in lowering our deposit costs.  This strategy has caused us to lose some of our deposits, primarily time deposits.   We monitor this daily, along with our liquidity, in order to maintain prudent levels of liquidity while striving to lower deposit costs.  As noted above, our liquidity remains strong at 16.81% of total liabilities.  Total shareholders’ equity was $22.1 million at June 30, 2011.  MainStreet and Franklin Bank were well capitalized at June 30, 2011 under bank regulatory capital classifications.  The book value of shareholders’ equity at June 30, 2011 was $12.89 per share~~.~~

Our year-to-date loss at June 30, 2011 was $(328,403), or $(.19) per basic share.  This loss equated to an annualized loss on average assets of (.31%) and an annualized loss on shareholders’ equity of (2.99%).  Net income for the same period in 2010 was $426,392, or $.25 per basic share.  This equated to annualized return on assets and return on shareholders’ equity of .39% and 3.91%, respectively.     The largest components affecting net income, return on average assets and return on average shareholders’ equity for both years were expenses and losses on sales of our other real estate properties, loss of interest on nonaccrual loans, and provision expense, all of which are credit related.  Provision expense for the six month period ending June 30, 2011 was $909,113 and other real estate and repossession expenses, write-downs and losses on sale were $787,554.  Together this $1.7 million pre-tax dollars resulted in an after tax negative impact to the bottom line of $1.1 million.  The period ending June 30, 2010 was also affected by credit issues; however, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools at par value.  To preserve and recognize the gains, along with selecting securities for rate that would have added extension risk in an increasing interest rate environment, we sold  approximately $8.2 million in securities available for sale. This resulted, for the period ending June 30, 2010, in a pre-tax gain on sale of securities available for sale of $419,937, and an after tax gain of $277,158.  In addition, the lack of loan volume has affected loan fee income and interest income negatively.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Net income for the second quarter of 2011 was $111,677, or $.07 per basic share compared to $166,863, or $.10 per basic share, for the second quarter of 2010.  Provision expense and other real estate and repossession expenses, write-downs and losses on sale together were $454,121 for the second quarter of 2011 compared to $263,383 for the second quarter of 2010.  Credit related issues continue to have a negative impact on our Company’s net income.

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

Net interest income for the six month period ending June 30, 2011 and 2010 was 3,518,205 and $3,451,391, respectively, an increase of $66,814, or 1.94%.  Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs.  The decline in interest income was also due to an increase in lost interest income on nonaccrual loans.  For the six months ending June 30, 2011 and 2010, the net interest margin was 3.58% and 3.31%, respectively, a 27 basis point increase.  The yield on interest earning assets for the year-to-date period ending June 30, 2011 was 4.97% compared to 5.13% for the year-to-date period ending June 30, 2010, a decline of 16 basis points.  However, the funding side of the interest margin also dropped during this time period with a favorable 43 basis points in the year-to-year comparison.  During November 2010, we engaged a consultant to assist us in the lowering of our deposit costs.  We are seeing the positive results of this strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans.  Lost interest for the period ending June 30, 2011 and 2010 was $261,411 and $128,089, respectively.  Competition for deposits continues to be fierce in our market.  Franklin Bank’s growth is also quite dependent on consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment.  Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

Net interest income for the three month period ending June 30, 2011 and 2010 was $1,744,634 and $1,698,062, respectively, a modest increase of 46,572, or 2.74%.  This equated to a net interest margin of 3.59% and 3.36% at June 30, 2011 and 2010, respectively.

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

MAINSTREET BANKSHARES, INC.

June 30, 2011

Our methodology for determining the allowance includes compliance with FAS ASC 450, “Accounting for Contingencies” (formerly SFAS No. 5) and FAS ASC 310, “Accounting by Creditors for Impairment of a Loan” (formerly SFAS No. 114) in addition to the 2001 and 2006 Interagency Policy Statements on Allowance for Loan and Lease Losses Methodologies and Documentation.  Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments.  The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted.  During the fourth quarter of 2008, we adjusted and raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally.   Our process allows loan groups to be identified and properly categorized within FAS 114 (FAS ASC 310) and FAS 5 (FAS ASC 450).  Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment.  Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement.  Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors.  Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience.  The pools utilized prior to the second quarter of 2011 were as follows:  1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans.  Beginning in the second quarter of 2011, we revised these pools to reflect and be consistent with our loan categories.  The pools utilized for the second quarter allowance analysis and moving forward are:  1) commercial loans ; 2) construction and land development; 3) residential 1-4 family first liens; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer loans.  The methodology was not changed, just the pool composition.  Historical loss is calculated based on a three-year average (twelve quarters) history.  Historical net loss data is adjusted and applied to pooled loans based on qualitative factors.  We utilize the following qualitative factors:   1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations.  The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

Provision expense for the first six months of 2011 and 2010 was $909,113 and $591,900, respectively.  Our loan portfolio, net of unearned deferred fees and costs, declined $6.8 million, 4.26% from year-end 2010; however, we have continued to add to our loan loss reserve based on our level of criticized and classified loans, our qualitative factors, our migration, our historical loss analysis, and our specific reserve analysis.  Gross charge-offs year-to-date 2011 were $1,513,807 compared to $769,102 for the year-to-date 2010.  We transferred $3.3 million from loans to other real estate and other repossessed assets during the year-to-date period ending June 30, 2011.  Based on updated appraisals we received on these properties, along with other loans, we charged off the balance noted above.  The allowance for loan losses was $3.1 million at June 30, 2011 and $3.6 million at December 31, 2010, a decline of $.5 million due to charge offs, offset by additional provision expense and some modest recoveries.  The allowance for loan losses was 2.01% and 2.26% at June 30, 2011 and December 31, 2010, respectively.  Our criticized and classified loans that are evaluated by historical loss migration declined $4.1 million at June 30, 2011 compared to year-end 2010. The loans evaluated collectively by pools declined $3.0 million at June 30, 2011 versus December 31, 2010.  Impaired loans evaluated individually were $7.2 million and $8.1 million at June 30, 2011 and December 31, 2010 with specific reserves of $438,604 and $565,704, respectively.   The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2010 was primarily because the volumes of loans in all of the categories declined along with the level of our adverse rated loans and our impaired loans.  The allowance for loan losses was not replenished by the entire $1.5 million of gross charge offs because the loans were provided for in our allowance for loan losses at year-end 2010.  Net charge-offs of $1,430,463 and $764,047 for the six months of 2011 and 2010 equated to 1.83% and .93%, respectively, of average loans outstanding net of unearned income and deferred fees.  The amount of  charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.  Prior to 2008, Franklin Bank had minimal historical losses.  During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally.  These factors are reviewed each quarter and adjusted as appropriate.  No material change has occurred since year end 2009.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Nonaccrual loans (included in the impaired loans above) were $6,279,607 and $7,702,343 at June 30, 2011 and December 31, 2010, respectively, which represented 4.13% and 4.85%, respectively, of loans, net of unearned deferred fees and costs.  Management considers these loans impaired along with loans 90 days or more past due and accruing troubled debt restructurings.  Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them.  Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category.  Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated.   At June 30, 2011, loans secured by residential 1-4 family first liens were the largest category of impaired loans at $3.2 million followed by loans secured by construction and land development loans at $1.8 million.  These two categories together totaled $5.0 million, or 70.39% of the total $7.2 million of impaired loans at June 30, 2011.  Impaired loans at December 31, 2010 were $8.1 million.  Of this amount, construction and land development loans were $3.7 million and loans secured by 1-4 first liens were $3.4 million. Together these two categories represented 87.8% of impaired loans at December 31, 2010.

Deterioration in the national and our local real estate markets caused by the recent well-publicized credit and liquidity problems has resulted in larger than historical asset quality issues within local communities like ours.   Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties at depressed prices to repay the loan.  In addition, borrowers’ incomes have been reduced which increases their debt to income ratio.  The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing.  There is continued economic pressure on consumers and business enterprises and unemployment is at 6.3%.  Absorption analysis in our market place shows increased turnover rates for various inventories.  Data obtained also revealed declines in real estate values based on listing prices to selling price.  Locally and nationally there has been an overall loss of wealth in real estate and equities.  Smith Mountain Lake is a core area for development in Franklin County.  It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result.  Until unemployment declines and consumer confidence increases, these trends may continue.  While we continue to address our asset quality issues, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

MainStreet’s other real estate owned from foreclosed properties at June 30, 2011 and December 31, 2010 was $4,779,538 and $4,152,667, respectively.  These properties are recorded at the lower of the carrying value or the fair market value of the property, net of estimated disposal costs.  They are being actively marketed.  Other foreclosed property was $108,999 at June 30, 2011 and $0 at December 31, 2010 and is included in other assets on our consolidated balance sheet.

Noninterest Income

Total noninterest income was $467,619 and $908,687 for the six months ending June 30, 2011 and 2010, respectively, a decline of $441,068.  The following chart demonstrates the categories of change:

MAINSTREET BANKSHARES, INC.

June 30, 2011

Noninterest Income	YTD 6/30/11	YTD 6/30/10	Dollar Change	Percentage Change
Service charges on deposit accounts	$153,569	$134,480	$19,089	14.19%
Mortgage brokerage income	58,422	121,768	(63,346)	(52.02)
Income on bank owned life insurance	54,565	53,648	917	1.71
Gain on sale of securities available for sale	—	419,937	(419,937)	(100.00)
Other fee income & miscellaneous	201,063	178,854	22,209	12.42

As discussed above, total noninterest income declined $441,068 for the six months ending June 30, 2011 compared to the six months ending June 30, 2010.  The 2010 noninterest income included $419,937 of gains on sales of securities available for sale.  There were no sales of securities in the first six months of 2011.  During the first quarter of 2010, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value.  To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $8.2 million in securities available for sale.  Excluding the nonrecurring gain on securities in 2010, noninterest income declined $21,131, or 4.32%.  Our service charges on deposit accounts increased in this period to period comparison by 14.19%, or $19,089.  Our income from nonsufficient funds fees has increased along with an internal effort to lower our waived fees in this category.  Mortgage brokerage income has suffered in 2011 due to decreased volume caused in part by the economic environment and additional regulatory enactments.  This income was down $63,346 year-to-date June 30, 2011 compared to June 30, 2010.   Franklin Bank partners with several organizations in which we originate residential mortgage loans that may close or be sold to other companies.  Franklin Bank receives the mortgage brokerage commission.  Franklin Bank has bank owned life insurance on the lives of the two executive officers.  The balance at June 30, 2011 was $3.0 million.  Income on this investment was stable with a slight increase compared to the prior year.  Other fee income and miscellaneous income experienced a $22.2 thousand, or 12.42% increase.  This was primarily due to an increase in income on investment income of $16.0 thousand.  In the late summer and early fall of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients.  Franklin Bank receives fee income from this partnership.  In addition, income from our debit and ATM cards increased $11.8 thousand.

Total noninterest income was $225,519 and $288,099 for the three months ending June 30, 2011 and 2010, respectively, a decline of $62,580, or 21.72%.  The following chart demonstrates the categories of change:

Noninterest Income	QTD 6/30/11	QTD 6/30/10	Dollar Change	Percentage Change
Service charges on deposit accounts	$76,227	$71,708	$4,519	6.30%
Mortgage brokerage income	28,623	93,615	(64,992)	(69.42)
Income on bank owned life insurance	27,468	26,928	540	2.01
Other fee income & miscellaneous	93,201	95,848	(2,647)	(2.76)

As can be seen from the above chart and discussed in the year-to-date comparison, mortgage brokerage income has declined greatly in the quarter to quarter comparison.  This income was $65.0 thousand lower in the second quarter of 2011 versus the second quarter of 2010.  The economic environment and regulatory enactments have contributed to this decline in income.  Service charges on deposit accounts increased for the quarter due to the efforts of management to control waived fees.  Nonsufficient funds fees also increased.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Noninterest Expense

Total noninterest expense was $3,604,508 and $3,143,353 for the six month period ending June 30, 2011 and 2010, respectively, an increase of $461,155, or 14.67%.  Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense declined $163,730, or 5.49%.  This decline was primarily attributed to the closing of the 220 North banking office in November 2010.  The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2011 and 2010, the dollar change, and the percentage change:

Expense	YTD 6/30/11	YTD 6/30/10	Dollar Change	Percentage Change
Salaries and employee benefits	$1,426,048	$1,479,064	$(53,016)	(3.58)%
Occupancy and equipment	426,246	433,237	(6,991)	(1.61)
Professional fees	126,668	132,183	(5,515)	(4.17)
Outside processing	209,810	233,611	(23,801)	(10.19)
FDIC Assessment	218,069	273,489	(55,420)	(20.26)
Franchise tax	105,000	98,000	7,000	7.14
Other real estate and repossessions	787,554	162,669	624,885	384.15
Other expenses	305,113	331,100	(25,987)	(7.85)

MainStreet’s employees are its most valuable resource and asset.  Salaries and employee benefits comprised 39.56% and 47.05% of total noninterest expense for the six-month period ending June 30, 2011 and 2010, respectively and declined $53,016.  Salaries expense decreased $38,457 in comparison to the year-to-date expense in 2010.  Salaries expense would include increases personnel received in the latter part of 2010; however, we have elected to freeze salaries for 2011.  Also, the closing of our 220 North banking office contributed to the decline in expense.  Commissions paid to employees decreased $3.7 thousand in the year-to-year comparison.   Personnel taxes declined $3,369 and 401-K match expense was stable in 2011 compared to 2010.  Employee insurance costs decreased $12,396 in the year-to-year comparison due to fewer personnel.  The 2010 expense also included compensation expense in the amount of $11.6 thousand associated with the granting of stock options.  No compensation expense was recorded in 2011 because it had been amortized as appropriate and completed in 2010.  Offsetting this was a decline in the credit for deferred costs attributable for salaries in the amount of $15,239 in the year-to-year comparison.  Occupancy and equipment costs are our next largest expenses and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense.  Occupancy and equipment expense decreased $6,991 attributable to the closing of the 220 North banking office.  Offsetting this expense somewhat are costs attributable to the holding company moving its headquarters in November 2010.  Additional utilities, repairs, depreciation and lease expense made up the increase.  Professional fees include fees for audit, legal, and other professional fees and have declined $5.5 thousand in comparison to the prior year.  The new format for submitting required SEC filings will cause additional professional expenses in 2011, as we begin that filing with this second quarter SEC report.  Outside processing costs have declined $23,801 primarily due to declines in our data processing expenses.  We switched our circuits to a different type of connection and have experienced a decline in fees.  FDIC assessment declined $55,420 due to the decline in deposit volume; however, the overall premium is still burdensome.  The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the recession.  These assessments may increase further.  Other real estate and repossessions experienced an increase in expense of $624,885.  This increase was due to loss on sales, along with updated appraisals reflecting depressed values, which resulted in a write-down of the property in other real estate.  This was by far the biggest contributor to the increase in noninterest expense.  Other expenses declined $25,987 in 2011 compared to 2010 due to the closing of the 220 North banking office and initiatives to lower noninterest expense.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Total noninterest expense was $1,761,697 and $1,545,367 for the three month period ending June 30, 2011 and 2010, respectively, an increase of $216,330, or 14.00%.  Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense declined $117,085, or 7.91%.  This decline was attributed to the closing of the 220 North banking office in November 2010, lower FDIC premiums due to declining deposit volume, and decreased professional fees.  The following chart shows the categories of noninterest expenses for the three month period ending June 30, 2011 and 2010, the dollar change, and the percentage change:

Expense	QTD 6/30/11	QTD 6/30/10	Dollar Change	Percentage Change
Salaries and employee benefits	$701,070	$724,593	$(23,523)	(3.25)%
Occupancy and equipment	208,411	212,990	(4,579)	(2.15)
Professional fees	43,476	71,149	(27,673)	(38.89)
Outside processing	105,962	115,317	(9,355)	(8.11)
FDIC Assessment	99,207	135,547	(36,340)	(26.81)
Franchise tax	52,500	52,500	—	—
Other real estate and repossessions	398,198	64,783	333,415	514.66
Other expenses	152,873	168,488	(15,615)	(9.27)

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at June 30, 2011 and June 30, 2010. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded an income tax benefit of $199,394 for the year-to-date period ending June 30, 2011 and income tax expense in the amount of $198,433 for the year-to-date period ending June 30, 2010. MainStreet recorded income tax expense for the three month period ending June 30, 2011 and 2010 in the amount of $40,856 and $75,331, respectively.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities.  Currently, we have invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.  The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved.  Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies.  The entire securities portfolio was categorized as available for sale at June 30, 2011 and is carried at estimated fair value.  Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity.  Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

MAINSTREET BANKSHARES, INC.

June 30, 2011

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

	June 30, 2011		December 31, 2010
Commercial	$11,585,531	7.62%	10,874,581	6.85%
Real Estate:
Construction & land development	27,561,216	18.14	31,397,922	19.78
Residential 1-4 families:
First liens	39,239,285	25.82	39,509,829	24.89
Junior liens	8,044,113	5.29	9,537,112	6.01
Home equity lines	8,698,990	5.73	10,650,365	6.71
Commercial real estate	54,466,503	35.84	54,455,674	34.30
Loans to individuals	2,367,689	1.56	2,320,162	1.46
Total Gross Loans	$151,963,327	100.00%	$158,745,645	100.00%
Unearned deferred fees & costs, net	89,634		79,176
Recorded Investment	$152,052,961		158,824,821

Gross loans continue to decline from year end 2010 and from prior quarter end.  Gross loans decreased $6.8 million, or 4.27% at June 30, 2011 compared to December 31, 2010.  As can be seen by the chart above, real estate loans represent 90.82% and 91.69% of gross loans at June 30, 2011 and December 31, 2010, respectively.  Franklin Bank has a high concentration of real estate related loans.  Accordingly, beginning in the first quarter of 2009, the Bank took steps to reduce certain components of this concentration.  During this economic environment, the credit markets have tightened substantially.  These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand.  Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets.  Our loan to deposit ratio for June 30, 2011 was 86.81% compared to 89.29% at December 31, 2010.   We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand.  We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

June 30, 2011

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

We have reviewed and revised numerous components and conditions within our credit policies over the last three years. During the fourth quarter of 2008 we began discussions surrounding the level of our credit concentrations. During the second quarter of 2009 we prudently adjusted concentration limits to better reflect the current environment. We have lowered these concentration levels and are within our current target limits at June 30, 2011. We lowered them through participations when warranted; through renewals; and the assessment of new credits within areas of high concentrations. During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products. We reduced our maximum debt to income ratio for all retail loans to 40% from 45%. On our retail products, we have terminated the use of interest only payments except on construction loans and bridge loans and unsecured retail lines with a one-year term which are underwritten on strict guidelines. During the first quarter of 2009, the credit policy was modified to reflect new maximum loan-to-values on new loans originated as discussed earlier. During the second quarter of 2009 we engaged an outside service to perform environmental risk assessments prior to funding. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting. Other banks have similarly tightened credit availability, particularly for real estate related loans. Generally this has the effect of reducing qualified buyers for real estate and therefore the value of real estate.

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

MAINSTREET BANKSHARES, INC.

June 30, 2011

	June 30, 2011
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$1,287,293	$639,917	$770,864	$2,698,074
Real Estate
Construction and land development	2,457,129	6,025,063	3,547,340	12,029,532
Residential, 1-4 families
First Liens	6,321,528	986,019	7,026,825	14,334,372
Junior Liens	449,960	124,413	1,176,491	1,750,864
Home Equity Lines	60,302	—	—	60,302
Commercial real estate	5,035,086	319,093	24,095,294	29,449,473
Consumer	—	—	—	—

Total	$15,611,298	$8,094,505	$36,616,814	$60,322,617

	December 31, 2010
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$443,013	$614,635	$812,106	$1,869,754
Real Estate
Construction and land development	4,387,748	6,710,224	3,955,180	15,053,152
Residential, 1-4 families
First Liens	6,835,289	1,331,119	7,606,687	15,773,095
Junior Liens	1,164,589	281,650	1,175,448	2,621,687
Home Equity Lines	—	—	—	—
Commercial real estate	5,290,754	1,223,308	21,838,326	28,352,388
Consumer	—	—	—	—

Total	$18,121,393	$10,160,936	$35,387,747	$63,670,076

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction.  Some of these amounts are also included in the above concentrations as shown below.

MAINSTREET BANKSHARES, INC.

June 30, 2011

	June 30, 2011
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$356,756	$223,229	$133,527
Speculative lot loans	7,039,839	3,854,083	3,185,756
Speculative single-family housing construction	3,925,967	3,807,567	118,400

	December 31, 2010
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$202,628	$124,899	$77,729
Speculative lot loans	11,041,891	7,696,803	3,345,088
Speculative single-family housing construction	3,073,016	2,836,216	236,800

Overall, our concentrations have declined since year end 2010 due to our efforts to lower them and due to the economy.  Some of the individual categories have seen increases; however, we continue to monitor these loans closely.

Impaired loans totaled $7,178,970 at June 30, 2011, of which $6,279,607 were on nonaccrual, $555,423  were loans 90 days past due and over, and $343,940 were additional troubled debt restructurings.  Please refer to Note #4 to the consolidated financial statements for a discussion of nonaccrual loans, impaired loans, and nonperforming assets.  Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

Overall, the Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status.  Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent are reported to the Franklin Bank’s Problem Loan Committee made up of senior management.  The accrual status of these loans is reviewed and approved by the Problem Loan Committee.  In early 2009, we developed a monthly attestation process which requires the account officers to attest to the accrual status and risk rating of all loans in their portfolio.  Attestations are presented to and reviewed by the Problem Loan Committee.  The criticized loan worksheets are presented to the Problem Loan Committee quarterly.  The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers.  The criticized loan worksheets were expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates.  Primary and secondary repayment sources are detailed.  An officer was assigned to manage our problem assets as a full-time position.  A credit analyst position was created in early 2009 that performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements.  In addition, new software was purchased to assist with this process.  Software was also purchased to assist the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President.  Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Deposits

Total deposits at June 30, 2011 and December 31, 2010 were $175,147,237 and $177,873,964, respectively, a decline of $2.7 million, or 1.53%.  In November 2010, we engaged a consultant to assist us with the lowering of our deposit costs and the decline in deposits is largely attributable to the implementation of this strategy.  Our interest bearing deposit costs declined 39 basis points from November 2010 to June 30, 2011. The deposit mix was as follows:

	June 30, 2011		December 31, 2010
Demand	$21,997,384	12.56%	$19,357,378	10.88%
Interest checking	8,097,092	4.62	6,971,993	3.92
Money markets	23,952,709	13.67	23,931,136	13.45
Savings	12,043,616	6.88	11,095,560	6.24
Time deposits $100,000 and over	46,885,617	26.77	50,672,382	28.49
Other time deposits	62,170,819	35.50	65,845,515	37.02

Total	$175,147,237	100.00%	$177,873,964	100.00%

The largest components of deposits continues to be time deposits including those $100,000 and over.  These deposits represent 62.27% of total deposits at June 30, 2011 compared to 65.51% at December 31, 2011.  As mentioned earlier, our deposits have declined $2.7 million from year end 2010.  This has primarily been caused by our strategic efforts to lower our deposit costs.  As we lowered interest rates, we saw our time deposits especially decline as they experienced a $7.5 million decrease since year end.  All other deposit categories have increased since year end.  Our core deposit relationships remained as can be seen by the increase in demand deposits which do not pay interest.  Demand deposits were 12.56% of total deposits at June 30, 2011.  A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits.  The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations.  Competition remains strong in our market from other depository institutions.  Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix.   The overall cost of interest bearing deposits was 1.44% and 1.95%, respectively, for the six months ended June 30, 2011 and June 30, 2010.  This decline of 51 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates.  Franklin Bank experienced attrition as we lowered our deposit rates beginning in November 2010.  We monitor this closely to keep deposit costs low, but to maintain ample liquidity.  We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity.  At June 30, 2011 and December 31, 2010, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts.    The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.  Loans included in these portfolios at June 30, 2011 and December 31, 2010 were $109,797,280 and $120,233,308, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest.  This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances.  The Corporate Cash Management sweep accounts totaled $0 at June 30, 2011 and December 31, 2010.

MAINSTREET BANKSHARES, INC.

June 30, 2011

Repurchase Agreements

The Bank entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007.  The repurchase date is September 18, 2012.  The interest rate was fixed at 4.22% until maturity or until it is called.  Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 4.22% at June 30, 2011.

The Bank entered into a repurchase agreement with Barclays Capital (“Barclays”) on January 2, 2008 in the amount of $6,000,000.  The repurchase date is January 2, 2013.  The interest rate was fixed at 3.57% until maturity or until it is called.  Beginning January 2, 2009 the repurchase agreement became callable by Barclays and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 3.57% at June 30, 2011.

Shareholders’ Equity

Total shareholders’ equity was $22,092,605 and $22,089,467 at June 30, 2011 and December 31, 2010, respectively.  Book value per share was $12.89 at June 30, 2011 and December 31, 2010, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at June 30, 2011 and December 31, 2010, in the current economic circumstances, capital resources are a focus for the Corporation. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution. The following are MainStreet’s capital ratios at:

	June 30, 2011	December 31, 2010
Tier I Leverage Ratio (Actual)	10.25%	10.26%
Tier I Leverage Ratio (Quarterly Ave.)	10.36	9.99
Tier I Risk-Based Capital Ratio	14.43	14.09
Tier II Risk-Based Capital Ratio	15.69	15.35

MainStreet and Franklin Bank are considered well-capitalized under federal and state capital guidelines at June 30, 2011 and capital adequacy levels are also monitored to support the Bank’s safety and soundness.

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve.  Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve~~.~~

MAINSTREET BANKSHARES, INC.

June 30, 2011

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $18,501,569 at June 30, 2011. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At June 30, 2011 and December 31, 2010, we had available credit from borrowing in the amount of $39,546,296, and $41,413,677, respectively. Our ratio of liquid assets to total liabilities at June 30, 2011 and December 31, 2010 was 16.81% and 14.93%, respectively.

Core deposits are the primary foundation for liquidity.  Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment.  Lines of credit are essential while other funding sources may be utilized.  Franklin Bank experienced a shrinkage in deposits from year end due to the strategic efforts to reduce deposit costs.   It has had an impact on deposits but the shrinkage of the balance sheet had a positive impact on capital.  We monitor the deposits and our liquidity daily to ensure we have ample liquidity.  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”).  This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance.  The Bank receives the deposits and forwards them to CDARS and receives deposits back if wanted.  The send and receive transaction is called a reciprocal transaction.  CDARS deposits are also considered brokered deposits.   Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $8.4 million as of June 30, 2011 which is less than 5% of total deposits.  The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits.  We are well within this margin.  At June 30, 2011, this would allow the Bank to gather an additional $18.0 million in brokered deposits.  Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity.  At June 30, 2011, Franklin Bank had $4.2 million in internet certificates of deposit.

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at June 30, 2011 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

MAINSTREET BANKSHARES, INC.

June 30, 2011

	Net Interest Income Percentage Change From Level Rates
Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	12.00	17.00
+300 bp	6.25	9.00	14.00
+200 bp	5.25	6.00	9.00
+100 bp	4.25	3.00	4.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-1.00
-300 bp	.25	-3.00	-5.00

There is little impact on net interest income in the down interest rate scenarios in both the ramp and shock changes from the level rate scenario. We have been proactively adding floors to our new and existing variable rate loans upon renewal. We can see the positive impact that this has on our net interest income in the declining interest rate environment. In the upward interest rate scenarios, net interest income experiences positive changes to interest income due to the level of variable rate loans and the assumed repricing of our interest bearing liabilities.

Inflation

Most of our assets are monetary in nature and therefore are sensitive to interest rate fluctuations.  We do not have significant fixed assets or inventories.  Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve Systems (“FRB”) including recently “quantitative easing” as well as whether and how the fiscal issues confronting the United States are resolved can have a great effect on our profitability.  Management continually strives to manage the relationship between interest-sensitive assets and liabilities.  MainStreet and Franklin Bank must comply with numerous federal and state laws and regulations.  In light of the increasing government involvement in the financial services industry and to address the underlying causes of the recent credit crunch, it is likely that financial institutions like MainStreet and Franklin Bank will have to meet additional legal requirements, all of which add to our cost of doing business.  In addition, regulatory concerns over real estate related assets on the balance sheets of financial institutions and liquidity due to deposit fluctuations and other factors are likely to translate into higher regulatory scrutiny of financial institutions.  This could impact us.

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

Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

MAINSTREET BANKSHARES, INC.

June 30, 2011

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Corporation has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

MAINSTREET BANKSHARES, INC.

June 30, 2011

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Corporation is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Corporation is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Corporation is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

MAINSTREET BANKSHARES, INC.

June 30, 2011

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

Date:	August 9, 2011	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date:	August 9, 2011	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
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

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data File

Index to Exhibits (con’t)

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.