Form 10-Q
period 2011-09-30
MAINSTREET BANKSHARES INC
filed 2011-11-08
CIK 1094742

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to

Commission file number	333-86993

MainStreet BankShares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Spruce Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(276) 632-8054

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

Yes  ☐            No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:          1,713,375 as of November 4, 2011

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page No.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-30

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-51

Item 4	Controls and Procedures	52

PART II OTHER INFORMATION

Item 5	Other Information	52

Item 6	Exhibits	52

	Signatures	53

	Index to Exhibits	54-55

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited).

2.	Consolidated Statements of Operations for the quarters and nine months periods ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited).

3.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2011 (unaudited) and September 30, 2010 (unaudited).

4.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010

ASSETS

Cash and due from banks	$2,624,043	$2,238,381
Interest-bearing deposits in banks	14,266,794	8,866,966
Federal funds sold	8,529,641	7,660,000
Total Cash and Cash Equivalents	25,420,478	18,765,347
Securities available for sale, at fair value	22,294,999	27,054,527
Restricted equity securities	873,700	996,600

Loans:
Total Gross Loans	151,032,233	158,745,645
Unearned deferred fees and costs, net	84,038	79,176
Loans, net of unearned deferred fees and costs	151,116,271	158,824,821
Less: Allowance for loan losses	(3,294,014)	(3,584,180)
Net Loans	147,822,257	155,240,641
Bank premises and equipment, net	1,704,219	1,811,673
Accrued interest receivable	588,742	725,261
Bank owned life insurance	3,021,925	2,939,590
Other real estate owned, net of valuation allowance	2,048,717	4,152,667
Other assets	2,606,438	2,849,099

TOTAL ASSETS	$206,381,475	$214,535,405

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$22,072,772	$19,357,378
Interest bearing deposits	147,420,017	158,516,586
Total Deposits	169,492,789	177,873,964

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,073,873	1,071,974
Total Liabilities	184,066,662	192,445,938

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at September 30, 2011 and December 31, 2010, respectively	17,866,890	17,866,890
Retained earnings	3,878,504	4,132,595
Accumulated other comprehensive income	569,419	89,982
Total Shareholders’ Equity	22,314,813	22,089,467

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$206,381,475	$214,535,405

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Interest and Dividend Income:
Interest and fees on loans	$2,128,874	$2,420,468
Interest on interest-bearing deposits	7,586	8,303
Interest on federal funds sold	3,062	3,224
Interest on securities available for sale	187,054	246,861
Dividends on restricted equity securities	7,501	7,216

Total Interest and Dividend Income	2,334,077	2,686,072

Interest Expense:
Interest on deposits	472,588	749,098
Interest on repurchase agreements	135,623	135,623
Total Interest Expense	608,211	884,721

Net Interest Income	1,725,866	1,801,351
Provision for loan losses	435,000	505,600

Net Interest Income After Provision for Loan Losses	1,290,866	1,295,751

Noninterest Income:
Service charges on deposit accounts	66,873	86,582
Mortgage brokerage income	42,569	69,063
Income on bank owned life insurance	27,771	27,247
Gain on sale of securities available for sale	—	230,689
Other fee income and miscellaneous income	101,827	105,400
Total Noninterest Income	239,040	518,981

Noninterest Expense:
Salaries and employee benefits	696,539	747,274
Occupancy and equipment expense	208,882	214,692
Professional fees	60,895	67,885
Outside processing	107,214	110,317
FDIC assessment	70,555	137,926
Franchise tax	37,500	52,500
Other real estate and repossessions	102,683	95,423
Other expenses	149,959	172,235
Total Noninterest Expense	1,434,227	1,598,252

Net Income Before Tax	$95,679	$216,480
Income Tax Expense	21,367	66,809
Net Income	$74,312	$149,671
Net Income Per Share Basic	$.04	$.09
Net Income Per Share Diluted	$.04	$.09

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30,2010

Interest and Dividend Income:
Interest and fees on loans	$6,559,400	$7,217,395
Interest on interest-bearing deposits	17,605	27,850
Interest on federal funds sold	7,082	6,549
Interest on securities available for sale	611,090	759,898
Dividends on restricted equity securities	22,815	21,100
Total Interest and Dividend Income	7,217,992	8,032,792

Interest Expense:
Interest on deposits	1,571,469	2,377,569
Interest on short-term borrowings	5	34
Interest on repurchase agreements	402,447	402,447
Total Interest Expense	1,973,921	2,780,050

Net Interest Income	5,244,071	5,252,742
Provision for loan losses	1,344,113	1,097,500

Net Interest Income After Provision for Loan Losses	3,899,958	4,155,242

Noninterest Income:
Service charges on deposit accounts	220,442	221,062
Mortgage brokerage income	100,991	190,831
Income on bank owned life insurance	82,336	80,895
Gain on sale of securities available for sale	—	650,626
Other fee income and miscellaneous income	302,890	284,254
Total Noninterest Income	706,659	1,427,668

Noninterest Expense:
Salaries and employee benefits	2,122,587	2,226,338
Occupancy and equipment expense	635,128	647,929
Professional fees	187,563	200,068
Outside processing	317,024	343,928
FDIC assessment	288,624	411,415
Franchise tax	142,500	150,500
Other real estate and repossessions	890,237	258,092
Other expenses	455,072	503,335
Total Noninterest Expense	5,038,735	4,741,605

Net Income (Loss) Before Tax	$(432,118)	$841,305
Income Tax Expense (Benefit)	(178,027)	265,242
Net Income (Loss)	$(254,091)	$576,063

Net Income (Loss) Per Share Basic	$(.15)	$.34
Net Income (Loss) Per Share Diluted	$(.15)	$.34

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash Flows From Operating Activities
Net income (loss) from operations	$(254,091)	$576,063
Provision for loan losses	1,344,113	1,097,500
Depreciation and amortization	159,114	176,973
Amortization of discounts and premiums, net	108,218	57,460
Gain on sale of securities	—	(650,626)
Loss and impairment on other real estate owned and repossessions	828,596	157,316
Stock option expense	—	17,430
Deferred tax expense (benefit)	88,216	(154,607)
Decrease in accrued interest receivable	136,519	59,220
Decrease in other assets	7,611	766,738
Increase in value of bank owned life insurance	(82,335)	(80,895)
Increase in accrued interest payable and other liabilities	1,899	155,306

Net cash provided by operating activities	2,337,860	2,177,878

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(51,660)	(54,324)
Purchases of securities available for sale	—	(26,232,250)
Calls/maturities/repayments of securities available for sale	5,377,730	10,464,672
Redemption of restricted equity securities	122,900	45,200
Proceeds from sale of securities	—	13,260,569
Capital improvements to other real estate owned	(23,750)	(290,923)
Proceeds from sale of other real estate owned and repossessions	4,632,082	2,970,595
Loan originations and principal collections, net	2,641,144	1,672,610
Net cash provided by investing activities	12,698,446	1,836,149

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	2,715,394	1,915,954
Decrease in interest bearing deposits	(11,096,569)	(4,310,418)
Net cash used in financing activities	(8,381,175)	(2,394,464)

Net increase in cash and cash equivalents	$6,655,131	$1,619,563
Cash and cash equivalents at beginning of period	18,765,347	23,095,645
Cash and cash equivalents at end of period	$25,420,478	$24,715,208

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,072,220	$2,846,475
Cash paid during the period for taxes	$—	$—
Unrealized gain on securities available for sale	$726,420	$443,621
Transfers between loans, other real estate & other assets	$3,433,127	$3,402,085

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2011 and December 31, 2010 are shown in the following tables.  The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$1,108,953	$12,624	$—	$1,121,577
Mortgage backed securities	20,373,169	800,253	—	21,173,422
Total securities available for sale	$21,482,122	$812,877	$—	$22,294,999

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$3,375,529	$33,938	$(43,260)	$3,366,207
Mortgage backed securities	23,592,541	287,034	(191,255)	23,688,320
Total securities available-for-sale	$26,968,070	$320,972	$(234,515)	$27,054,527

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at September 30, 2011, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	—	—
Due after five years but within ten years	1,209,485	1,246,773
Due after ten years	20,272,637	21,048,226

	$21,482,122	$22,294,999

There were no gross gains or losses recorded on sales and calls of securities available for sale for the nine month ending September 30, 2011.  There were gross gains of $650,626 and no losses recorded on sales and calls of securities available for sale for the nine month period ending September 30, 2010.

There were no unrealized losses on securities available for sale at September 30, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

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

An impairment is considered “other than temporary” if any of the following conditions are met:  the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell).  At September 30, 2011,  there were no securities that had unrealized losses and at December 31, 2010, $10.4 million securities had unrealized losses based on market prices at the respective dates.  Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers.  The Corporation does not have any securities that are considered “other than temporarily impaired” at September 30, 2011 and December 31, 2010.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at September 30, 2011 and December 31, 2010.  The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $438,600 and $561,500 at September 30, 2011 and December 31, 2010, respectively, and is also included in restricted equity securities.  FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at September 30, 2011 and no impairment has been recognized.  FHLB has repurchased some excess capital stock during 2011 and 2010.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at September 30, 2011 and December 31, 2010 are as follows:
	September 30, 2011	December 31, 2010
Commercial	$10,599,377	$10,874,581
Real Estate:
Construction and land development	27,820,534	31,397,922
Residential 1-4 families:
First liens	38,745,821	39,509,829
Junior liens	8,988,437	9,537,112
Home equity lines	8,527,516	10,650,365
Commercial real estate	54,067,935	54,455,674
Consumer	2,282,613	2,320,162
Total Gross Loans	$151,032,233	$158,745,645
Unearned deferred fees and costs, net	84,038	79,176
Recorded Investment	$151,116,271	$158,824,821

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

Overdrafts reclassified to loans at September 30, 2011 and December 31, 2010 were $17,920 and $23,852, respectively.

Loan Origination/Risk Management:   Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by account officers for the purpose of making sound and prudent credit decisions.  Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss.  Each credit decision is based on merit and no other factors.  Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of Franklin Bank’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment.  A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, loans deemed to be classified or criticized and credit concentrations.  The portfolio is constantly reviewed based on segments of concern, the aging and extension of credits along with stress testing the portfolio’s collateral values and defined loan concentrations.  Annually, a loan review plan is developed to identify and mitigate potential weakness in the loan portfolio.  Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist.  The developed plan is presented to the Loan Committee of Franklin Bank’s Board of Directors each year for approval.    Presently, Franklin Bank’s top fifty borrowers comprise approximately forty percent of the Bank’s entire loan portfolio; therefore, we dedicate thirty percent of loan review time to reviewing these large relationships.  Overall, the goal is to review 33% of the entire loan portfolio annually.  Each year we strive to lower the average loan review size to improve penetration into junior lending portfolios which provides prudent risk management based on average charge-off size.  Reviews generally consist of sampling 10 to 15 individual loans in each segment and reviewing the borrower’s total relationship within Franklin Bank.  Review segments vary from year to year to ensure a complete cycle of all significant loan product types.  Results of each review segment are published when completed and communicated to the Loan Committee of the Board of Directors of Franklin Bank with a response from Franklin Bank’s senior lender or head of retail lending depending on the product type reviewed.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011
Commercial Loans:  Loans are generally underwritten based on verified income or cashflow to ensure global debt service coverage ratio of at least 1.25. Terms can range up to seven years based on loan purpose and collateral offered.  Based on policy, credit lines have maturities of one year.  Generally inventory loans are margined at 50% while equipment loans, depending on age of collateral, range from 90%, if new, to 80%, if used.   Receivables are margined at 80% based on the aging of receivables outstanding sixty days or less.

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	2010

Balance at beginning of year	$3,584,180	$3,277,559
Provision for loan losses	1,344,113	1,097,500
Recoveries	86,545	21,107
Charge-offs	(1,720,824)	(913,138)
Balance at period end	$3,294,014	$3,483,028

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

A breakdown of the allowance by loan segment for the nine months ended September 30, 2011 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$—	$3,584,180
Charge-offs	(301,895)	(834,193)	(307,585)	(47,177)	(2,481)	(205,823)	(21,670)	—	(1,720,824)
Recoveries	—	15,143	61,403	—	—	—	9,999	—	86,545
Provision	391,692	601,998	(15,221)	145,419	(67,535)	223,921	(11,281)	75,120	1,344,113
Ending Balance	$228,246	$869,131	$804,280	$341,768	$147,047	$811,406	$17,016	$75,120	$3,294,014

		September 30, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually
evaluated for
impairment	$108,883	$187,504	$48,204	$167,418	$32,264	$—	$—	$—	$544,273

Ending Balance:
Collectively
evaluated for
impairment	119,363	681,627	756,076	174,350	114,783	811,406	17,016	75,120	2,749,741

	$228,246	$869,131	$804,280	$341,768	$147,047	$811,406	$17,016	$75,120	$3,294,014

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

		September 30, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually
evaluated for
impairment	$491,917	$2,116,043	$3,266,219	$955,401	$314,114	$696,386	$55,611	$7,895,691

Ending Balance:
Collectively
evaluated for
impairment	10,107,460	25,704,491	35,479,602	8,033,036	8,213,402	53,371,549	2,227,002	143,136,542

	$10,599,377	$27,820,534	$38,745,821	$8,988,437	$8,527,516	$54,067,935	$2,282,613	$151,032,233

		December 31, 2010
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Total

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
(Unaudited)

September 30, 2011

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

Net charge-offs of $1,634,279 and $892,031 for the first nine months of 2011 and 2010, respectively, equated to 1.41% and .73%, respectively, of average loans outstanding net of unearned income and deferred fees.  The loan loss reserve at September 30, 2011 was $3,294,014 or 2.18% of loans, net of unearned income and deferred fees.  At December 31, 2010, the loan loss reserve was $3,584,180 or 2.26% of loans, net of unearned income and deferred fees.

	For the Periods Ended
	September 30, 2011	December 31, 2010
Nonaccrual loans and leases	$7,302,825	$7,702,343
Loans 90 days or more past due and still accruing	249,641	1,062,174
Total nonperforming loans	7,552,466	8,764,517
Foreclosed real estate	2,048,717	4,152,667
Other foreclosed property	104,949	—
Total foreclosed property	2,153,666	4,152,667
Total nonperforming assets	$9,706,132	$12,917,184

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

An age analysis of past due loans as of September 30, 2011 is as follows:

							Accruing
	Loans	Loans	Loans 90				Loans 90 or
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	More Days Past Due	Nonaccrual Loans
Commercial	$124,898	$4,780	$411,750	$541,428	$10,057,949	$10,599,377	$—	$423,692
Real Estate:
Construction and land development	1,763	—	1,784,598	1,786,361	26,034,173	27,820,534	—	2,116,043
Residential 1-4 Families
First Liens	433,365	805,977	2,088,064	3,327,406	35,418,415	38,745,821	249,641	2,741,578
Junior Liens	68,344	74,442	687,012	829,798	8,158,639	8,988,437	—	955,401
Home Equity lines	23,824	46,279	148,371	218,474	8,309,042	8,527,516	—	314,114
Commercial Real Estate	1,229,597	161,449	548,165	1,939,211	52,128,724	54,067,935	—	696,386
Consumer	6,969	6,824	—	13,793	2,268,820	2,282,613	—	55,611

	$1,888,760	$1,099,751	$5,667,960	$8,656,471	$142,375,762	$151,032,233	$249,641	$7,302,825

An age analysis of past due loans as of December 31, 2010 is as follows:

							Accruing
	Loans	Loans	Loans 90				Loans 90 or
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	More Days Past Due	Nonaccrual Loans
Commercial	$133,113	$8,504	$46,763	$188,380	$10,686,201	$10,874,581	$1,969	$352,156
Real Estate:
Construction and land development	920,167	350,816	2,467,750	3,738,733	27,659,189	31,397,922	125,129	3,710,600
Residential 1-4 Families
First Liens	936,689	847,000	2,007,009	3,790,698	35,719,131	39,509,829	677,178	3,027,892
Junior Liens	65,130	178,710	150,250	394,090	9,143,022	9,537,112	—	172,871
Home Equity lines	—	—	147,978	147,978	10,502,387	10,650,365	—	147,978
Commercial Real Estate	242,412	—	530,433	772,845	53,682,829	54,455,674	257,898	272,534
Consumer	34,228	2,407	—	36,635	2,283,527	2,320,162	—	18,312

	$2,331,739	$1,387,437	$5,350,183	$9,069,359	$149,676,286	$158,745,645	$1,062,174	$7,702,343

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

Impaired loans at September 30, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$491,917	$253,692	$238,225	$108,883	$374,643	$2,759
Real Estate:
Construction and land development	2,156,356	1,673,099	442,944	187,504	2,298,759	24,174
Residential 1-4 Families
First Liens	3,327,974	370,744	2,895,475	48,204	3,309,785	40,427
Junior Liens	955,401	247,000	708,401	167,418	606,757	3,259
Home Equity lines	346,378	165,744	148,370	32,264	189,606	3,520
Commercial Real Estate	696,386	—	696,386	—	628,108	18,316
Consumer	69,835	—	55,611	—	58,126	743

	$8,044,247	$2,710,279	$5,185,412	$544,273	$7,465,784	$93,198

Impaired loans at December 31, 2010 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$493,422	$103,649	$248,507	$1,686	$216,718	$7,256
Real Estate:
Construction and land development	3,845,257	1,393,123	2,317,477	321,053	2,885,989	56,859
Residential 1-4 Families
First Liens	3,378,390	1,106,931	2,271,458	193,563	1,849,504	157,609
Junior Liens	196,970	150,250	46,721	12,020	192,966	8,233
Home Equity lines	147,978	147,978	—	11,838	36,995	6,289
Commercial Real Estate	272,534	272,534	—	7,232	328,458	4,636
Consumer	18,312	18,312	—	18,312	20,356	—

	$8,352,863	$3,192,777	$4,884,163	$565,704	$5,530,986	$240,882

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

Impaired loans on nonaccrual were $7,302,825 and $7,702,343 at September 30, 2011 and December 31, 2010, respectively.  The average balance for impaired loans was approximately $7,465,784 for the nine month period ended September 30, 2011 and $5,530,986 for the year ending December 31, 2010.  Of the impaired loans at September 30, 2011, $2,710,279 had specific reserves of $544,273 included in the allowance for loan losses and $348,162 had portions of the loan charged off with no additional impairment at quarter end.  Of the impaired loans at December 31, 2010, $3,192,777 had specific reserves of $565,704 included in the allowance for loan losses and an additional $329,587 had portions of the loan charged off.  Following is a breakdown of the interest for impaired loans for periods ending September 30, 2011 and 2010, respectively.

	September 30, 2011	September 30, 2010
Interest that would have been earned	$470,512	$271,856
Interest reflected in income	93,198	85,192
Lost interest	$377,314	$186,664

At September 30, 2011 and December 31, 2010 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $343,225 and $374,597, respectively.  These loans did not have any additional commitments at September 30, 2011 and December 31, 2010, respectively.  Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term.  Consequently, a modification that would otherwise not be considered is granted to the borrower.  These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.  The borrowers were complying with the modified terms of their contracts at September 30, 2011 and December 31, 2010, respectively.  Troubled debt restructurings are included in the impaired loan disclosures.

Troubled debt restructurings occurred as follows for the year-to-date period ending September 30, 2011:

Commercial	$68,225
Real Estate:
Construction and land development	—
Residential 1-4 families:
First liens	275,000
Junior liens	171,638
Home Equity Lines	—
Commercial Real Estate	148,221
Consumer	—
$663,084

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

For the nine months ended September 30, 2011, below describes the troubled debt restructurings at the time of modification:

	Pre-Modification		Post-Modification
	Number		Number
	of Loans	Balance	of Loans	Balance
Commercial	2	$370,735	2	$68,940
Real Estate:
Construction and land development	—	—	—	—
Residential 1-4 families:
First liens	1	275,000	1	275,000
Junior liens	1	518,719	1	175,000
Home Equity Lines	—	—	—	—
Commercial Real Estate	1	152,235	1	152,235
Consumer	—	—	—	—
	5	$1,316,689	5	$671,175

The commercial loans restructured had one loan modified due to the company going out of business.  Loan renewed interest only until other sources of income were obtained.  The second loan consisted of property taken into other real estate with a charge off and the deficit balance added into a new note.  The 1-4 family residential first lien loan was modified from a home equity loan to a term loan over thirty years.  The junior lien was a credit for a lot loan where the borrower had financial difficulty and lot had lost value.  The lot was taken into other real estate and the deficit was put into a new note secured by a second on his home.  The new note was also set up interest only for two years and then amortizing but to allow for time to sell the property.  Commercial real estate loan was modified and termed out over thirty years.  Interest to date was forgiven.

Of the $663,084 in loans restructured this year, $319,859 are on nonaccrual and are included in the nonaccrual and impaired loan disclosures.

There were no troubled debt restructuring occurrences in the third quarter of 2011.

There were no troubled debt restructurings modified during the prior twelve months that were in default as of September 30, 2011.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

Substandard:

•	All other retail loans 90 days or more delinquent.
•	Payment to income ratio exceeding 75% with 30 days or more delinquency.
•	Borrowers engaged in bankruptcy or non-accrual status.
•	1-4 family residential real estate loans and home equity lines 90 days or more delinquent with loan to values greater than 60% with updated appraisal for determination.

		September 30, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,989,020	$22,124,065	$30,509,311	$7,058,855	$8,191,648	$46,873,341	$2,141,792	$126,888,032
Special Mention	79,930	987,060	1,721,420	190,042	—	3,386,351	83,911	6,448,714
Substandard	276,735	4,298,661	6,185,772	1,566,982	21,754	3,808,243	52,893	16,211,040
Doubtful	253,692	410,748	329,318	172,558	314,114	—	4,017	1,484,447
Loss	—	—	—	—	—	—	—	—

	$10,599,377	$27,820,534	$38,745,821	$8,988,437	$8,527,516	$54,067,935	$2,282,613	$151,032,233

		December 31, 2010
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,025,118	$23,635,182	$30,668,053	$6,960,663	$9,687,608	$48,984,057	$2,207,956	$132,168,637
Special Mention	83,794	1,582,130	1,177,611	1,430,907	314,779	1,714,482	—	6,303,703
Substandard	662,020	5,306,206	7,362,676	1,145,542	647,978	3,484,601	93,894	18,702,917
Doubtful	103,649	874,404	301,489	—	—	272,534	18,312	1,570,388
Loss	—	—	—	—	—	—	—	—

	$10,874,581	$31,397,922	$39,509,829	$9,537,112	$10,650,365	$54,455,674	$2,320,162	$158,745,645

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”).  Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines.  There were no FHLB advances outstanding at September 30, 2011 and December 31, 2010.

There were no overnight federal funds purchased at September 30, 2011 and December 31, 2010.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest.  This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances.  The Corporate Cash Management sweep accounts were $0 at September 30, 2011 and December 31, 2010, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007.  The repurchase date is September 18, 2012.  The interest rate was fixed at 4.22% until maturity or until it is called.  Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 4.22% at September 30, 2011.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000.  The repurchase date is January 2, 2013.  The interest rate was fixed at 3.57% until maturity or until it is called.  Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 3.57% at September 30, 2011.

Note 7 – Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.04	1,713,375	$.09
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings per share, diluted	1,713,375	$.04	1,713,375	$.09

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 and 161,272 for the third quarter ending September 30, 2011 and 2010, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	1,713,375	$(.15)	1,713,375	$.34
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per share, diluted	1,713,375	$(.15)	1,713,375	$.34

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 for the nine months ending September 30, 2011 and 2010.

Note 8 – Comprehensive Income

There are established standards for reporting and presentation of comprehensive income and its components.  The following table discloses the reclassifications related to securities available-for-sale that are included in accumulated other comprehensive income on the balance sheet as of September 30, 2011 and 2010.

	September 30, 2011	September 30, 2010
Net Income (Loss)	$(254,091)	$576,063

Net unrealized holding gains during the period	726,420	443,621
Less reclassification adjustments for gains
included in net income, net of tax	—	(429,413)
Income tax expense	(246,983)	(150,831)

Change in accumulated other comprehensive income	479,437	(136,623)

Total Comprehensive Income	$225,346	$439,440

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004.  The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries.  The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on  January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms.  Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant.  The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term.  The options issued in 2005 vested immediately upon grant and have a ten year contractual term.  All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan).  The maximum number of shares that could have been issued under the Plan could not exceed 150,700.  As of September 30, 2011, there were 136,527 stock options granted under this Plan of which 822 have been exercised and 7,433 were forfeited.

As of September 30, 2011 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

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

There was no compensation cost for 2011.  MainStreet recorded $5,810 in equity-based compensation cost during the quarter ended September 30, 2010 and $17,430 for the year-to-date period ending September 30, 2010.

 Following is a status and summary of changes in stock options during the nine months ended September 30, 2011:

Weighted
		Weighted	Average
	Nine Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	September 30, 2011	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2011	161,272	$12.17	3.92	$—
Exercisable at September 30, 2011	161,272	$12.17	3.92	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.  This amount changes based on changes in the market value of the Corporation’s stock.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

As of September 30, 2011 and 2010, there was $0 and $5,810, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The original unrecognized compensation cost was recognized over a remaining weighted-average period of three years.

As of September 30, 2011, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
9.55	33,000	1.75
12.09	85,147	4.15
12.09	17,299	4.25
15.00	13,260	6.20
16.75	12,566	5.25
$9.55 - $16.75	161,272

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At September 30, 2011, outstanding commitments to extend credit including letters of credit were $18,651,215.  There are no commitments to extend credit on impaired loans.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$1,121,577	$—	$1,121,577	$—
Mortgage backed securities	21,173,422	—	21,173,422	—
Total available-for-sale securities	$22,294,999	$—	$22,294,999	$—
Total assets at fair value	$22,294,999	$—	$22,294,999	$—

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at September 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,514,168	$—	$1,211,660	$350,248
Other Real Estate Owned	2,048,717	—	2,163,920	837,057
Total assets at fair value	$4,562,885	$—	$3,375,580	$1,187,305
Total liabilities at fair value	$—	$—	$—	$—

		Carrying value at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,956,660	$—	$2,433,825	$522,835
Other Real Estate Owned	4,152,667	—	3,054,695	1,097,972
Total assets at fair value	$7,109,327	$—	$5,488,520	$1,620,807
Total liabilities at fair value	$—	$—	$—	$—

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

(e)	Accrued Interest
The carrying amounts of accrued interest approximate fair value.

(f)	Bank Owned Life Insurance
The carrying amount is a reasonable estimate of fair value.

(g)	Deposits
The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand.  The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(h)	Repurchase Agreements
The fair value of repurchase agreements is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

(i)	Short-term Borrowings
The carrying amount is a reasonable estimate of fair value.

(j)	Long-term Borrowings
The fair value of long-term borrowings is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

(k)	Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2011

The estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,624,043	$2,624,043
Interest-bearing deposits in banks	14,266,794	14,266,794
Federal funds sold	8,529,641	8,529,641
Securities available-for-sale	22,294,999	22,294,999
Restricted equity securities	873,700	873,700
Loans, net	147,822,257	146,629,972
Accrued interest receivable	588,742	588,742
Total Financial Assets	$197,000,176	$195,807,891

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$22,072,772	$22,072,772
Interest bearing deposits	147,420,017	146,763,370
Repurchase agreements	13,500,000	13,013,321
Accrued interest payable	241,097	241,097
Total Financial Liabilities	$183,233,886	$182,090,560

	December 31, 2010
	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,238,381	$2,238,381
Interest-bearing deposits in other banks	8,866,966	8,866,966
Federal funds sold	7,660,000	7,660,000
Securities available-for-sale	27,054,527	27,054,527
Restricted equity securities	996,600	996,600
Loans, net	155,240,641	155,042,619
Accrued interest receivable	725,261	725,261
Total Financial Assets	$202,782,376	$202,584,354

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,357,378	$19,357,378
Interest bearing deposits	158,516,586	157,730,507
Repurchase agreements	13,500,000	12,577,950
Accrued interest payable	339,396	339,396
Total Financial Liabilities	$191,713,360	$190,005,231

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
(Unaudited)

September 30, 2011

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

September 30, 2011

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

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

•
Franklin Bank also had to eliminate the basis of criticism of assets criticized by the OCC.  Franklin Bank has dedicated an experienced employee to work through problem assets.  The other actions described above also assist in achieving compliance with this requirement.  Franklin Bank continually strives to lower its problem assets.

•
Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of its liquidity position which included more detailed reporting to the Board.  The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity.  Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits.  According to the Agreement, brokered deposits cannot exceed 15% of total deposits.  At September 30, 2011 and December 31, 2010, brokered deposits were $6.9 million and $6.5 million, respectively, and were less than 5% of total deposits in both comparisons.  Franklin Bank also participated loans during the first half of 2009 which improved our liquidity.  Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition.  New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses.  Franklin Bank was required to review and enhance the analysis of the allowance for loan losses.   The Bank has continued to review and enhance the process.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

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

Overview

Total assets at September 30, 2011 were $206.4 million compared to $214.5 million at year-end December 31, 2010, a decline of $8.1 million.  Our strategic plan for 2011 included lowering our deposit costs.  In doing so, our balance sheet has shrunk.  Loan demand in our market continues to be soft; therefore, loans have also declined.  At September 30, 2011, loans, net of unearned deferred fees and costs, declined $7.7 million from year-end 2010.  Securities available for sale declined $4.8 million because of pay downs on mortgage backed securities and called securities.   Deposits declined $8.4 million, almost in step with the decline in loans.  These actions havea improved our capital ratios.  Total cash and cash equivalents increased from year-end 2010 by $6.7 million.  Liquidity is an important focus for our Company during these tumultuous times and our liquid assets were 16.89% of total liabilities at September 30, 2011.  We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs.

We continue to address our asset quality due to the high level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels.  We transferred $3.4 million of loans into other real estate and other repossessed assets during the first nine months of 2011.  Our other real estate declined to $2.0 million at September 30, 2011 compared to $4.2 million at December 31, 2010.  This year we have sold approximately $5.4 million of properties in other real estate.

Total shareholders’ equity was $22.3 million at September 30, 2011.  MainStreet and Franklin Bank were well capitalized at September 30, 2011 under bank regulatory capital classifications.  The book value of shareholders’ equity at September 30, 2011 was $13.02 per share.

Our year-to-date loss at September 30, 2011 was $(254,091), or $(.15) per basic share.  This loss equated to an annualized loss on average assets of (.16%) and an annualized loss on shareholders’ equity of (1.53%).  Net income for the same period in 2010 was $576,063, or $.34 per basic share.  This equated to annualized return on assets and return on shareholders’ equity of .35% and 3.48%, respectively.     The largest components affecting net income, return on average assets and return on average shareholders’ equity for both years were expenses and losses on sales of our other real estate properties, loss of interest on nonaccrual loans, and provision expense, all of which are credit related.  Provision expense for the nine month period ending September 30, 2011 was $1,344,113 and other real estate and repossession expenses, write-downs and losses on sale were $890,237.  Together this $2.2 million pre-tax dollars resulted in an after tax negative impact to the bottom line of $1.5 million.  The period ending September 30, 2010 was also affected by credit issues; however, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools at par value.  To preserve and recognize the gains, along with selecting securities that would have added extension risk in an increasing interest rate environment, we sold approximately $12.6 million in securities available for sale. This resulted, for the period ending September 30, 2010, in a pre-tax gain on sale of securities available for sale of $650,626, and an after tax gain of $429,413.  In addition, the lack of loan volume has affected loan fee income and interest income negatively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Net income for the third quarter of 2011 was $74,312, or $.04 per basic share compared to $149,671, or $.09 per basic share, for the third quarter of 2010.  Provision expense and other real estate and repossession expenses, write-downs and losses on sale together were $537,683 for the third quarter of 2011 and $601,023 for the third quarter of 2010.  Credit related issues continue to have a negative impact on our Company’s net income.

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

Net interest income for the nine month period ending September 30, 2011 and 2010 was $5,244,071 and $5,252,742, respectively, a modest decline of $8,671, or .17%.  Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs.  The decline in interest income was also due to an increase in lost interest income on nonaccrual loans.  For the nine months ending September 30, 2011 and 2010, the net interest margin was 3.55% and 3.33%, respectively, a 22 basis point increase.  The yield on interest earning assets for the year-to-date period ending September 30, 2011 was 4.89% compared to 5.09% for the year-to-date period ending September 30, 2010, a decline of 20 basis points.  However, the funding side of the interest margin also dropped during this time period by a favorable 42 basis points in the year-to-year comparison.  During November 2010, we engaged a consultant to assist us in the lowering of our deposit costs.  We are seeing the positive results of this strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans.  Lost interest for the period ending September 30, 2011 and 2010 was $377,314 and $186,664, respectively.  Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment.  Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

Net interest income for the three month period ending September 30, 2011 and 2010 was $1,725,866 and $1,801,351, respectively, a decline of $75,485, or 4.19%.  This equated to a net interest margin of 3.57% and 3.36% at September 30, 2011 and 2010, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Our methodology for determining the allowance includes compliance with FAS ASC 450, “Accounting for Contingencies” (formerly SFAS No. 5) and FAS ASC 310, “Accounting by Creditors for Impairment of a Loan” (formerly SFAS No. 114) in addition to the 2001 and 2006 Interagency Policy Statements on Allowance for Loan and Lease Losses Methodologies and Documentation.  Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments.  The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted.  During the fourth quarter of 2008, we adjusted and raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally.   Our process allows loan groups to be identified and properly categorized within FAS 114 (FAS ASC 310) and FAS 5 (FAS ASC 450).  Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment.  Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement.  Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors.  Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience.  The pools utilized prior to the third quarter of 2011 were as follows:  1) construction and land development loans; 2) loans secured by farmland; 3) single and multifamily residential loans; 4) non-farm non-residential loans; 5) agricultural production loans; 6) commercial and industrial loans not secured by real estate; 7) loans to individuals; 8) credit card loans; and 9) other loans.  Beginning in the second quarter of 2011, we revised these pools to reflect and be consistent with our loan categories.  The pools utilized for the second quarter allowance analysis and moving forward are:  1) commercial loans ; 2) construction and land development; 3) residential 1-4 family first liens; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer loans.  The methodology was not changed, just the pool composition.  Historical loss is calculated based on a three-year average (twelve quarters) history.  Historical net loss data is adjusted and applied to pooled loans based on qualitative factors.  We utilize the following qualitative factors:   1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations.  The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

Provision expense for the first nine months of 2011 and 2010 was $1,344,113 and $1,097,500, respectively.  Our loan portfolio, net of unearned deferred fees and costs, declined $7.7 million or 4.85% from year-end 2010; however, we have continued to add to our loan loss reserve based on our level of criticized and classified loans, our qualitative factors, our migration, our historical loss analysis, and our specific reserve analysis.  Gross charge-offs year-to-date 2011 were $1,720,824 compared to $913,138 for the year-to-date 2010.  We transferred $3.4 million from loans to other real estate and other repossessed assets during the year-to-date period ending September 30, 2011.  Based on updated appraisals we received on these properties, along with other loans, we charged off the balance noted above.  The allowance for loan losses was $3.3 million at September 30, 2011 and $3.6 million at December 31, 2010, a decline of $.3 million due to charge offs, offset by additional provision expense and some modest recoveries.  The allowance for loan losses was 2.18% and 2.26% of loans net of unearned at September 30, 2011 and December 31, 2010, respectively.  Our criticized and classified loans that are evaluated by historical loss migration declined $3.4 million at September 30, 2011 compared to year-end 2010.  The loans evaluated collectively by pools declined $5.4 million at September 30, 2011 versus December 31, 2010.  Impaired loans evaluated individually were $7.9 million and $8.1 million at September 30, 2011 and December 31, 2010 with specific reserves of $544,273 and $565,704, respectively.   The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2010 was primarily because the volumes of loans in all of the categories declined along with the level of our adverse rated loans and our impaired loans.  The allowance for loan losses was not replenished by the entire $1.7 million of gross charge offs because the loans were provided for in our allowance for loan losses at year-end 2010.  Net charge-offs of $1,634,279 and $892,031 for the nine months of 2011 and 2010 equated to 1.41% and .73%, respectively, of average loans outstanding net of unearned income and deferred fees.  The amount of  charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.  Prior to 2008, Franklin Bank had minimal historical losses.  During the fourth quarter of 2008, we raised the historical loss factors for our criticized and classified loans based on the consideration of the Bank’s lack of loss experience since opening in 2002 compared to similar banks with comparable real estate concentrations nationally.  These factors are reviewed each quarter and adjusted as appropriate.  No material change has occurred in our historical loss factors for purposes of this analysis since year end 2009.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Nonaccrual loans (included in the impaired loans above) were $7,302,825 and $7,702,343 at September 30, 2011 and December 31, 2010, respectively, which represented 4.83% and 4.85%, respectively, of loans, net of unearned deferred fees and costs.  Management considers these loans impaired along with loans 90 days or more past due and accruing troubled debt restructurings.  Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them.  Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category.  Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated.   At September 30, 2011, loans secured by residential 1-4 family first liens were the largest category of impaired loans at $3.3 million followed by construction and land development loans at $2.1 million.  These two categories together totaled $5.4 million, or 68.17% of the total $7.9 million of impaired loans at September 30, 2011.  Impaired loans at December 31, 2010 were $8.1 million.  Of this amount, construction and land development loans were $3.7 million and loans secured by 1-4 first liens were $3.4 million. Together these two categories represented 87.8% of impaired loans at December 31, 2010.

Deterioration in the national and our local real estate markets caused by the recent well-publicized credit and liquidity problems has resulted in larger than historical asset quality issues within local communities like ours.   Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties at depressed prices to repay the loan.  In addition, borrowers’ incomes have been reduced which increases their debt to income ratio.  The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below.  There is continued economic pressure on consumers and business enterprises and unemployment is at 6.5%.  Absorption analysis in our market place shows increased turnover rates for various inventories.  Data obtained also revealed declines in real estate values based on listing prices to selling price.  Locally and nationally there has been an overall loss of wealth in real estate and equities.  Smith Mountain Lake is a core area for development in Franklin County.  It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result.  Until unemployment declines and consumer confidence increases, these trends may continue.  While we continue to address our asset quality issues, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

MainStreet’s other real estate owned from foreclosed properties at September 30, 2011 and December 31, 2010 was $2,048,717 and $4,152,667, respectively, representing a decline of $2.1 million, or 50.67%.  This decline was due to the sale of a large commercial building and property and the bulk sale of our waterfront lots.  Our other real estate properties are recorded at the lower of the carrying value or the fair market value of the property, net of estimated disposal costs.  They are being actively marketed.  Other foreclosed property was $104,949 at September 30, 2011 and $0 at December 31, 2010 and is included in other assets on our consolidated balance sheet.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Noninterest Income

Total noninterest income was $706,659 and $1,427,668 for the nine months ending September 30, 2011 and 2010, respectively, a decline of $721,009.  The following chart demonstrates the categories of change:

Noninterest Income	YTD 9/30/11	YTD 9/30/10	Dollar Change	Percentage Change
Service charges on deposit accounts	$220,442	$221,062	$(620)	(.28)%
Mortgage brokerage income	100,991	190,831	(89,840)	(47.08)
Income on bank owned life insurance	82,336	80,895	1,441	1.78
Gain on sale of securities available for sale	—	650,626	(650,626)	(100.00)
Other fee income & miscellaneous	302,890	284,254	18,636	6.56

As discussed above, total noninterest income declined $721,009 for the nine months ending September 30, 2011 compared to the nine months ending September 30, 2010.  The 2010 noninterest income included $650,626 of gains on sales of securities available for sale.  There were no sales of securities in the first nine months of 2011.  During the first quarter of 2010, we elected to sell certain securities available for sale as the government announced they would be buying back certain pools with loans past due at par value.  To preserve the gains along with selecting securities that would add extension risk in an increasing interest rate environment, we sold approximately $12.6 million in securities available for sale.  Excluding the nonrecurring gain on securities in 2010, noninterest income declined $70,383, or 9.06%.  Our service charges on deposit accounts remained stable in the year to year comparison.  Mortgage brokerage income has suffered in 2011 due to decreased volume caused in part by the economic environment and additional regulatory enactments.  This income was down $89,840 year-to-date September 30, 2011 compared to September 30, 2010.   Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies.  Franklin Bank receives the mortgage brokerage commission.  Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days.  Our partners provide the underwriting of the loans.  Franklin Bank has bank owned life insurance on the lives of the two executive officers.  The balance at September 30, 2011 was $3.0 million.  Income on this investment was stable with a slight increase compared to the prior year.  Other fee income and miscellaneous income experienced an increase of $18.6 thousand, or 6.56%.  This was primarily due to an increase in our income on our debit and ATM cards of $17.2 thousand.  In addition, our investment income increased $11.8 thousand.  In the late summer and early fall of 2009, Franklin Bank hired an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients.  Franklin Bank receives fee income from this partnership.  Offsetting these increases, somewhat, was a decline in title fee income.

Total noninterest income was $239,040 and $518,981 for the three months ending September 30, 2011 and 2010, respectively, a decline of $279,941.  The following chart demonstrates the categories of change:

Noninterest Income	QTD 9/30/11	QTD 9/30/10	Dollar Change	Percentage Change
Service charges on deposit accounts	$66,873	$86,582	$(19,709)	(22.76)%
Mortgage brokerage income	42,569	69,063	(26,494)	(38.36)
Income on bank owned life insurance	27,771	27,247	524	1.92
Gain on sale of securities available for sale	—	230,689	(230,689)	(100.00)
Other fee income & miscellaneous	101,827	105,400	(3,573)	(3.39)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

As can be seen from the above chart and discussed in the year-to-date comparison, mortgage brokerage income has declined greatly in the quarter to quarter comparison.  The economic environment and regulatory enactments have contributed to this decline in income.  Service charges on deposit accounts also declined in the quarter-to-quarter comparison.  The 2010 noninterest income includes security gains of $230,689 as discussed in the year-to-date comparison.  Without these gains,  noninterest income declined $49,252, or 17.08%.

Noninterest Expense

Total noninterest expense was $5,038,735 and $4,741,605 for the nine month period ending September 30, 2011 and 2010, respectively, an increase of $297,130, or 6.27%.  Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense declined $335,015, or 7.47%.  This decline was primarily attributed to the closing of the 220 North banking office in November 2010.  The following chart shows the categories of noninterest expenses for the nine month period ending September 30, 2011 and 2010, the dollar change, and the percentage change:

Expense	YTD 9/30/11	YTD 9/30/10	Dollar Change	Percentage Change
Salaries and employee benefits	$2,122,587	$2,226,338	$(103,751)	(4.66)%
Occupancy and equipment	635,128	647,929	(12,801)	(1.98)
Professional fees	187,563	200,068	(12,505)	(6.25)
Outside processing	317,024	343,928	(26,904)	(7.82)
FDIC Assessment	288,624	411,415	(122,791)	(29.85)
Franchise tax	142,500	150,500	(8,000)	(5.32)
Other real estate and repossessions	890,237	258,092	632,145	244.93
Other expenses	455,072	503,335	(48,263)	(9.59)

MainStreet’s employees are its most valuable resource and asset.  Salaries and employee benefits comprised 42.13% and 46.95% of total noninterest expense for the nine-month period ending September 30, 2011 and 2010, respectively and declined $103,751.  Of this amount, salaries expense decreased $58,724 in comparison to the year-to-date expense in 2010.  We elected to freeze employee’s salaries in 2011.  Also, the closing of our 220 North banking office contributed to the decline in expense.  Commissions paid to employees decreased $20.0 thousand in the year-to-year comparison primarily due to the new mortgage banking rules restricting commissions paid to lenders based on certain criteria.   Personnel taxes declined $6,023 and 401-K match expense declined $3,811 in 2011 compared to 2010.  Employee insurance costs decreased $18,734 in the year-to-year comparison due to fewer personnel.  The 2010 expense also included compensation expense in the amount of $17.4 thousand associated with the granting of stock options.  No stock option compensation expense was recorded in 2011 because it had been amortized as appropriate and completed in 2010.  Offsetting this was a decline in the credit for deferred costs attributable for salaries in the amount of $16,216 in the year-to-year comparison.  Occupancy and equipment costs are our next largest recurring expenses and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense.  Occupancy and equipment expense decreased $12,801 attributable to the closing of the 220 North banking office.  Offsetting this expense somewhat are costs attributable to the holding company moving its headquarters in November 2010.  Additional utilities, repairs, depreciation and lease expense made up the increase.  Professional fees include fees for audit, legal, and other professional fees and have declined $12.5 thousand in comparison to the prior year.  The new format for submitting required SEC filings has caused additional professional expenses in 2011, as we began that filing with the second quarter SEC report.  This increase was offset by a decline in legal fees and audit fees.  Outside processing costs have declined $26,904 primarily due to declines in our data processing expenses.  We switched our circuits to a different type of connection and have experienced a decline in fees.  FDIC assessment declined $122,791 due to the decline in deposit volume; however, the overall premium is still burdensome.  The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the recession.  These assessments may increase further.  Other real estate and repossessions experienced an increase in expense of $632,145.  This increase was due to loss on sales, along with updated appraisals reflecting depressed values, which resulted in write-downs of properties in other real estate. This was by far the biggest contributor to the increase in noninterest expense.  Other expenses declined $48,263 in 2011 compared to 2010 due to the closing of the 220 North banking office and initiatives to lower noninterest expense.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Total noninterest expense was $1,434,227 and $1,598,252 for the three month period ending September 30, 2011 and 2010, respectively, a decline of $164,025, or 10.26%.  Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense declined $171,285, or 11.40%.  This decline was attributed to the closing of the 220 North banking office in November 2010, lower FDIC premiums due to declining deposit volume, and decreased franchise tax fees.  The following chart shows the categories of noninterest expenses for the three month period ending September 30, 2011 and 2010, the dollar change, and the percentage change:

Expense	QTD 9/30/11	QTD 9/30/10	Dollar Change	Percentage Change
Salaries and employee benefits	$696,539	$747,274	$(50,735)	(6.79)%
Occupancy and equipment	208,882	214,692	(5,810)	(2.71)
Professional fees	60,895	67,885	(6,990)	(10.30)
Outside processing	107,214	110,317	(3,103)	(2.81)
FDIC Assessment	70,555	137,926	(67,371)	(48.85)
Franchise tax	37,500	52,500	(15,000)	(28.57)
Other real estate and repossessions	102,683	95,423	7,260	7.61
Other expenses	149,959	172,235	(22,276)	(12.93)

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes.  A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity.  The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  No valuation allowances were deemed necessary at September 30, 2011 and September 30, 2010.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded an income tax benefit of $178,027 for the year-to-date period ending September 30, 2011 and income tax expense in the amount of $265,242 for the year-to-date period ending September 30, 2010.  MainStreet recorded income tax expense for the three month period ending September 30, 2011 and 2010 in the amount of $21,367 and $66,809, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities.  Currently, we have invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.  The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved.  Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies.  The entire securities portfolio was categorized as available for sale at September 30, 2011 and is carried at estimated fair value.  Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity.  Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

	September 30, 2011		December 31, 2010
Commercial	$10,599,377	7.02%	$10,874,581	6.85%
Real Estate:
Construction & land development	27,820,534	18.42	31,397,922	19.78
Residential 1-4 families:
First liens	38,745,821	25.65	39,509,829	24.89
Junior liens	8,988,437	5.95	9,537,112	6.01
Home equity lines	8,527,516	5.65	10,650,365	6.71
Commercial real estate	54,067,935	35.80	54,455,674	34.30
Consumer	2,282,613	1.51	2,320,162	1.46
Total Gross Loans	$151,032,233	100.00%	$158,745,645	100.00%
Unearned deferred fees & costs, net	84,038		79,176
Recorded Investment	$151,116,271		$158,824,821

Gross loans continued to decline in the third quarter of 2011, but slowed compared to earlier quarters.  Goss loans decreased $7.7 million, or 4.86% at September 30, 2011 compared to December 31, 2010 and $.9 million, or .61%, compared to last quarter end.  As can be seen by the chart above, real estate loans represent 91.47% and 91.69% of gross loans at September 30, 2011 and December 31, 2010, respectively.  Franklin Bank has a high concentration of real estate related loans.  Accordingly, beginning in the first quarter of 2009, the Bank took steps to reduce certain components of this concentration.  During this economic environment, the credit markets have tightened substantially.  These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand.  Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets.  Our loan to deposit ratio for September 30, 2011 was 89.16% compared to 89.29% at December 31, 2010.   We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand.  We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

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

We have reviewed and revised numerous components and conditions within our credit policies over the last three years.  During the fourth quarter of 2008, we began discussions surrounding the level of our credit concentrations.  During the second quarter of 2009, we prudently adjusted concentration limits to better reflect the current environment.  We have lowered these concentration levels and are within our current target limits at September 30, 2011.  We lowered them through participations when warranted; through renewals; and the assessment of new credits within areas of high concentrations.  During the first quarter of 2009, we added floors to our home equity lines and certain commercial loan products.  We reduced our maximum debt to income ratio for all retail loans to 40% from 45%. On our retail products, we have terminated the use of interest only payments except on construction loans and bridge loans and unsecured retail lines with a one-year term which are underwritten on strict guidelines.  During the first quarter of 2009, the credit policy was modified to reflect new maximum loan-to-values on new loans originated as discussed earlier.  During the second quarter of 2009, we engaged an outside service to perform environmental risk assessments prior to funding.  Our home equity line products had a prior maturity of 20 years with a three or five year review feature.  The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting.  Other banks have similarly tightened credit availability, particularly for real estate related loans.  Generally this has the effect of reducing qualified buyers for real estate and therefore the value of real estate.  This in turn can lead to lower appraisals and additional charge offs within our loan portfolio and other real estate properties as well as increased provision which reduce income.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Approximately 26% of our loan portfolio consists of variable rate loans.  Variable rate commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines.  In most cases account officers stress borrowers at 2% over the fully indexed rate.  Home equity lines are underwritten at 1.5% of the full committed loan amount.

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

	September 30, 2011
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$1,251,487	$492,752	$744,994	$2,489,233
Real Estate
Construction and land development	2,538,898	5,533,346	3,433,552	11,505,796
Residential, 1-4 families
First Liens	5,945,256	985,041	6,387,630	13,317,927
Junior Liens	534,495	124,412	1,172,247	1,831,154
Home Equity Lines	167,496	—	—	167,496
Commercial real estate	4,969,406	316,631	24,074,338	29,360,375
Consumer	966	—	—	966

Total	$15,408,004	$7,452,182	$35,812,761	$58,672,947

	December 31, 2010
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$443,013	$614,635	$812,106	$1,869,754
Real Estate
Construction and land development	4,387,748	6,710,224	3,955,180	15,053,152
Residential, 1-4 families
First Liens	6,835,289	1,331,119	7,606,687	15,773,095
Junior Liens	1,164,589	281,650	1,175,448	2,621,687
Home Equity Lines	—	—	—	—
Commercial real estate	5,290,754	1,223,308	21,838,326	28,352,388
Consumer	—	—	—	—

Total	$18,121,393	$10,160,936	$35,387,747	$63,670,076

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction.  Some of these amounts are also included in the above concentrations as shown below.

	September 30, 2011
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$444,623	$223,229	$221,394
Speculative lot loans	7,797,935	3,298,717	4,499,218
Speculative single-family housing construction	3,707,166	3,588,766	118,400

	December 31, 2010
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$202,628	$124,899	$77,729
Speculative lot loans	11,041,891	7,696,803	3,345,088
Speculative single-family housing construction	3,073,016	2,836,216	236,800

Overall, our concentrations have declined since year end 2010 due to our efforts to lower them and due to the economy.  Some of the individual categories have seen increases; however, we continue to monitor these loans closely.

Impaired loans totaled $7,895,691 at September 30, 2011, of which $7,302,825 were on nonaccrual, $249,641 were loans 90 days past due and over, and $343,225 were additional troubled debt restructurings.  Please refer to Note #4 to the consolidated financial statements for a discussion of nonaccrual loans, impaired loans, and nonperforming assets.  Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

Overall, the Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status.  Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent are reported to the Franklin Bank’s Problem Loan Committee made up of senior management.  The accrual status of these loans is reviewed and approved by the Problem Loan Committee.  In early 2009, we developed a monthly attestation process which requires the account officers to attest to the accrual status and risk rating of all loans in their portfolio.  Attestations are presented to and reviewed by the Problem Loan Committee.  The criticized loan worksheets are presented to the Problem Loan Committee quarterly.  The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers.  The criticized loan worksheets were expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates.  Primary and secondary repayment sources are detailed.  An officer now manages our problem assets on a full-time basis.  A credit analyst position now performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements.  In addition, software assists with this process.  Software assists the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President.  Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Deposits

Total deposits at September 30, 2011 and December 31, 2010 were $169,492,789 and $177,873,964, respectively, a decline of $8.4 million, or 4.71%.  In November 2010, we engaged a consultant to assist us with the lowering of our deposit costs and the decline in deposits is largely attributable to the implementation of this strategy.  Our interest bearing deposit costs declined 59 basis points from November 2010 to September 30, 2011. The deposit mix was as follows:

	September 30, 2011		December 31, 2010
Demand	$22,072,772	13.02%	$19,357,378	10.88%
Interest checking	6,042,063	3.57	6,971,993	3.92
Money markets	25,977,830	15.33	23,931,136	13.45
Savings	12,138,071	7.16	11,095,560	6.24
Time deposits $100,000 and over	43,899,697	25.90	50,672,382	28.49
Other time deposits	59,362,356	35.02	65,845,515	37.02

Total	$169,492,789	100.00%	$177,873,964	100.00%

The largest components of deposits continues to be time deposits including those $100,000 and over representing 60.92% of total deposits at September 30, 2011 compared to 65.51% at December 31, 2011.  Our deposits have declined $8.4 million since year end 2010 primarily caused by our strategic efforts to lower our deposit costs.  As we lowered interest rates, our time deposits especially declined as they experienced a $13.3 million decrease since year end.  Our demand deposits, money market accounts, and savings accounts have all increased since year end, while interest checking accounts declined somewhat.  Our core deposit relationships remained as can be seen by the increase in demand deposits which do not pay interest.  Demand deposits were 13.02% of total deposits at September 30, 2011.  A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits.  The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations.  Competition remains strong in our market from other depository institutions.  Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix.   The overall cost of interest bearing deposits was 1.38% and 1.89%, respectively, for the nine months ended September 30, 2011 and September 30, 2010.  This decline of 51 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates.  We monitor this closely to keep deposit costs low, but to maintain ample liquidity.  We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity.  At September 30, 2011 and December 31, 2010, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts.    The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation.  Loans included in these portfolios at September 30, 2011 and December 31, 2010 were $110,840,144 and $120,233,308, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest.  This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances.  The Corporate Cash Management sweep accounts totaled $0 at September 30, 2011 and December 31, 2010.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Repurchase Agreements

The Bank entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007.  The repurchase date is September 18, 2012.  The interest rate was fixed at 4.22% until maturity or until it is called.  Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 4.22% at September 30, 2011.

The Bank entered into a repurchase agreement with Barclays Capital (“Barclays”) on January 2, 2008 in the amount of $6,000,000.  The repurchase date is January 2, 2013.  The interest rate was fixed at 3.57% until maturity or until it is called.  Beginning January 2, 2009 the repurchase agreement became callable by Barclays and can be called quarterly with two business days prior notice.  Interest is payable quarterly.  The repurchase agreement is collateralized by agency mortgage backed securities.  The interest rate remained at 3.57% at September 30, 2011.

Shareholders’ Equity

Total shareholders’ equity was $22,314,813 and $22,089,467 at September 30, 2011 and December 31, 2010, respectively.  Book value per share was $13.02 and $12.89 at September 30, 2011 and December 31, 2010, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored.  MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios.  Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements.  Also, declining capital can impact the ability of Franklin Bank to grow other assets.  The required level of capital can also be affected by earnings, asset quality, and other issues.  Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs.  While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at September 30, 2011 and December 31, 2010, in the current economic circumstances, capital resources are a focus for the Corporation.  Capital adequacy levels are also monitored to support the Bank’s safety and soundness.   Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution.   The following are MainStreet’s capital ratios at:

	September 30, 2011	December 31, 2010
Tier I Leverage Ratio (Actual)	10.56%	10.26%
Tier I Leverage Ratio (Quarterly Ave.)	10.45	9.99
Tier I Risk-Based Capital Ratio	14.75	14.09
Tier II Risk-Based Capital Ratio	16.01	15.35

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve.  Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve~~.~~

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk.  It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations.  Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests.  In this economic environment liquidity remains a concern.  MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $18,651,215 at September 30, 2011.  We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios.  Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments.  The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta.  At September 30, 2011 and December 31, 2010, we had available credit from borrowing in the amount of $45,193,453, and $41,413,677, respectively.  Our ratio of liquid assets to total liabilities at September 30, 2011 and December 31, 2010 was 16.89% and 14.93%, respectively.

Core deposits are the primary foundation for liquidity.  Competition in our markets is fierce and customers seek higher interest rates especially during this low interest rate environment.  Lines of credit are essential while other funding sources may be utilized.  Franklin Bank experienced a shrinkage in deposits from year end due to the strategic efforts to reduce deposit costs.   The shrinkage of the balance sheet had a positive impact on capital.  We monitor the deposits and our liquidity daily to ensure we have ample liquidity.  The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”).  This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance.  The Bank receives the deposits and forwards them to CDARS and receives deposits back if wanted.  The send and receive transaction is called a reciprocal transaction.  CDARS deposits are also considered brokered deposits.   Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $6.9 million as of September 30, 2011 which is less than 5% of total deposits.  The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits.  We are well within this margin.  At September 30, 2011, this would allow the Bank to gather an additional $18.6 million in brokered deposits.  Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity.  At September 30, 2011, Franklin Bank had $4.2 million in internet certificates of deposit.

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at September 30, 2011 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	10.00	17.00
+300 bp	6.25	8.00	14.00
+200 bp	5.25	5.00	9.00
+100 bp	4.25	2.00	4.00
-100 bp	2.25	0.00	-1.00
-200 bp	1.25	-1.00	-2.00
-300 bp	.25	-2.00	-5.00

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010.  The Corporation has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Corporation complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Corporation has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on the Corporation consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Corporation is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2011

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

Date: November 8, 2011	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: November 8, 2011	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
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

31.1
Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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