Form 10-K
period 2011-12-31
MAINSTREET BANKSHARES INC
filed 2012-03-15
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011. $5,557,971 based on $4.70 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 1,713,375 shares outstanding as of March 14, 2012.

Documents incorporated by reference. Portions of the Corporation’s 2012 Proxy Statement have been incorporated by reference into Part III.

MainStreet BankShares, Inc.

Form 10-K

Index

PART I

Item 1	Business	1-5

Item 1A	Risk Factors	5

Item 1B	Unresolved Staff Comments	5

Item 2	Properties	5-6

Item 3	Legal Proceedings	6

Item 4	Mine Safety Disclosures	6

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6-7

Item 6	Selected Financial Data	7

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-30

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	30

Item 8	Financial Statements and Supplementary Data	31-70

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	71

Item 9A	Controls and Procedures	71

Item 9B	Other Information	71

PART III

Item 10	Directors, Executive Officers and Corporate Governance	72-75

Item 11	Executive Compensation	75

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75

Item 13	Certain Relationships and Related Transactions, and Director Independence	75

Item 14	Principal Accountant Fees and Services	75

PART IV

Item 15	Exhibits and Financial Statement Schedules	75-76

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

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve whose deposits are insured by the FDIC. Franklin Bank opened for business on September 16, 2002. Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer. Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses. The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia. Franklin Bank has banking offices located at 12930 Booker T. Washington Highway, Hardy, Virginia and in Union Hall located at 25 Southlake Drive, Union Hall, Virginia. Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas. For the most part, Franklin Bank’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. Much of the market area is considered rural; however, the resort surrounding Smith Mountain Lake attracts many tourists to the area.

MainStreet RealEstate, Inc.

MainStreet RealEstate, Inc. was formed effective February 8, 2007 as a subsidiary of MainStreet. It was formed for the sole purpose of owning the real estate of the Corporation. It owns the facility in which Franklin Bank’s Southlake branch operates.

Competition

Franklin Bank experiences competition in attracting and retaining business and personal checking and savings accounts, making commercial, consumer, and real estate loans and providing other services in their primary service area. The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours. The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered. Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms. Competition for deposits is particularly intense in Franklin Bank’s market which increases the cost and reduces the availability of local deposits. Because of the nature of Franklin Bank’s market, a substantial portion of the loan opportunities for which banks compete are real estate related. During the present economic downturn, which has been focused on real estate, the number of loan opportunities is reduced and the risk of those loans is increased. Franklin Bank has been able to take advantage of the consolidation in the banking industry in our market area by providing personalized banking services that are desirable to large segments of customers, which has enabled the bank to compete satisfactorily. We intend to continue to provide a high level of service with local decision-making focused solely on our local market. We process daily by branch capture, a method by which checks are processed by tellers rather than item processing, which allows for better efficiencies along with all day banking. We also receive and send our cash letters electronically. We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services.

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

Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to MainStreet. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. MainStreet is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against MainStreet if its subsidiary bank becomes undercapitalized. MainStreet’s bank subsidiary is well capitalized and fully in compliance with capital guidelines. However, regulatory capital requirements relate to earnings and asset quality, among other factors. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels. As discussed in Item 7, Management’s Discussion and Analysis, MainStreet’s subsidiary bank entered into a formal agreement with the Office of the Comptroller of the Currency which contains requirements relative to Franklin Bank’s capital levels. In addition, when the proposed “Basel III” framework is implemented in the United States, bank holding companies and their bank subsidiaries depending on their size will likely be required to increase their capital. Because of these matters, MainStreet is unable to predict if higher capital levels may be mandated in the future for it or its subsidiary bank. If so, such additional capital could be dilutive to MainStreet’s then existing shareholders in the future.

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

Although the Dodd-Frank Act provisions themselves are extensive, the full impact on the Company of this massive legislation continues to be unknown. The Act provides that several federal agencies, including the Federal Reserve and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

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

Deposit Insurance. Franklin Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2011 and 2010, Franklin Bank paid $293,337 and $547,466, respectively, in FDIC assessments, which was a substantial increase. The 2011 expense decreased due to a substantial decline in deposits, not due to the assessment rates. It is anticipated that assessments may increase in the future to offset demands on the BIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

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

Capital Requirements. The same capital requirements that are discussed above with relation to MainStreet are applied to Franklin Bank by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. Also, capital requirements can be increased based on earnings and asset quality concerns as well as other issues. The Agreement between the Bank and the OCC required the Bank to develop a three year capital plan to provide for the Bank’s capital needs based on projected growth and other factors. The plan was implemented and is continually enhanced. Additional capital requirements may cause dilution to then existing shareholders, if needed.

Limits on Dividend Payments. As a national bank, Franklin Bank may not pay dividends from its capital, and it may not pay dividends if the bank would become undercapitalized, as defined by regulation, after paying the dividend. Without prior OCC approval, Franklin Bank’s dividend payments in any calendar year are restricted to the bank’s retained net income for that year, as that term is defined by the laws and regulations, combined with retained net income from the preceding two years, less any required transfer to surplus. Under the Agreement, Franklin Bank is restricted from paying dividends.

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

Other Legislative and Regulatory Concerns

Particularly because of current uncertain and volatile economic conditions as well as recent credit market turmoil and related financial institution concerns, federal and state laws and regulations are likely to be enacted that will affect the regulation of financial institutions. The Dodd-Frank Reform Act has been adopted and additional regulations affecting the financial sector have been enacted and additional regulations can be expected although many of these are not directly applicable to small community financial institutions like MainStreet. The net effect of these changes in this law as well as others will add to the regulatory burden on banks and increase the costs of compliance, or they could change the products that can be offered and the manner in which banks do business. We cannot foresee how the additional regulation of financial institutions may change in the future and how those changes might affect MainStreet.

Company Website

MainStreet maintains a website at www.msbsinc.com and for Franklin Bank at www.fcbva.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website through a link to the Securities and Exchange Commission for filings. The Corporation’s proxy materials for the 2012 annual meeting of stockholders are also posted on a separate website at www.cfpproxy.com/6043.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2011 was 50. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

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

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners of which one is a director. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. Subject to certain compliance issues, Franklin Bank has the option to extend the lease for one additional term of five years. If the right to extend this lease for the first renewal term is exercised, Franklin Bank has the right to extend this lease for five additional terms of five years each. One of the owners is a director of Franklin Bank and both owners are shareholders of BankShares. Franklin Bank owns a lot adjacent to their Rocky Mount Office which is utilized for employee parking. Franklin Bank leases its branch which opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. Franklin Bank provides permanent financing to the owner of this facility. A director of Franklin Bank is a partner in the ownership of this facility. The lease commenced on April 7, 2004 and will expire April 6, 2019. Subject to certain compliance issues, Franklin Bank has the option to extend the lease for one additional term of five years. If the right to extend this lease for the first renewal term is exercised, Franklin Bank has the right, or option, to extend or renew this lease for five additional terms of five years each. Franklin Bank leased its 220 North branch located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. Franklin Bank closed this banking office effective November 13, 2010; however, the lease remains in effect until its maturity and has a sublease until then. Management deems these leases to be made on comparable market terms. The main office and all branches have a drive-up ATM.

MainStreet RealEstate owns the Southlake branch located in the Union Hall area of Franklin County and leases it to F ranklinBank. The branch opened in August 2007. The total cost of the land and building were $425,286 and $881,123, respectively. MainStreet believes its banking facilities are well located to serve their intended banking markets and are attractively furnished and well equipped for banking purposes. All facilities are adequately insured in management’s opinion.

Item 3. Legal Proceedings

MainStreet currently is not involved in any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,713,375 shares of its common stock outstanding at January 31, 2012. In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering. Each warrant provided the holder with the right to buy one share of common stock at a price of $9.09 per share of which 27,500 were exercised and the remainder were either forfeited or expired unexercised.

Options in the amount of 33,000 (included in the total 161,272 outstanding at year-end), of which all are vested and exercisable, were granted at the then fair market value of $9.55 to a former employee.

In addition, the shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan (the “Plan”) at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain outstanding in accordance with their terms. Option awards were generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 have a vesting period of 3 years and have a ten year exercise term. The options issued in 2005 vested immediately upon grant and have a ten year exercise term. All option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2011, there were 136,527 options granted under this plan of which 822 options have been exercised and 7,433 stock options have been forfeited. The rest remain unexercised.

As of December 31, 2011, 161,272 stock options are outstanding, of which all are vested and exercisable, including those issued to a former employee.

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

According to information obtained by Corporation management and believed to be reliable, the quarterly range of closing prices per share for the common stock during the last two fiscal years was as follows:

	2011		2010
	High	Low	High	Low
Quarter Ended	Close	Close	Close	Close
March 31	$5.00	$3.75	$6.20	$4.10
June 30	$9.50	$4.15	$5.10	$4.10
September 30	$5.50	$4.50	$4.50	$4.00
December 31	$4.75	$4.25	$4.05	$3.15

There are approximately 1,593 shareholders of common stock as of December 31, 2011.

MainStreet declared its first cash dividend in the amount of $.05 per share in September 2007. Given the injection of $1.3 million into the loan loss reserve by Franklin Bank during the fourth quarter of 2008, MainStreet’s Board of Directors deemed it prudent to suspend the cash dividend at that time. The only source of funds for dividends is dividends paid to MainStreet by Franklin Bank. Franklin Bank is limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator. Under normal circumstances the OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval. However, on April 16, 2009, Franklin Bank entered into the Agreement with the OCC. Among other things, the Agreement required the Bank to adopt a three year capital program and prohibits the payment of a dividend until the Bank is in compliance with the program and satisfies certain other conditions. Thus, the payment of future dividends by MainStreet will depend in part on a return by Franklin Bank to more historical levels of profitability, compliance with its capital program and the formal agreement. On June 17, 2009, MainStreet entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond, which was amended January 26, 2011. Under the MOU, MainStreet is prohibited from paying any dividends. Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion. We cannot predict when these regulatory restrictions on dividends may be lifted, and even if that were to occur, when MainStreet would resume the payment of dividends.

Information in the format relating to MainStreet securities authorized for issuance under the Company’s Equity Compensation plans is as follows:

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	128,272	$12.85	---

Equity compensation plans
not approved by security holders	33,000	9.55	---

Total	161,272	$12.17	---

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

Within 60 days, Franklin Bank was required to do the following:

▪	Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Our internal loan review function now reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting was enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

▪	Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel were designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. A credit analyst position was added in December 2008 that performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of each loan.
▪	The Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. The Bank continually strives to lower its problem assets.
▪	Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At December 31, 2011 and 2010, brokered deposits were $6.9 million and $6.5 million, respectively, and were less than 5% of total deposits in both years. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with monitoring asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

Within 90 days, Franklin Bank was required to develop and implement a three-year detailed capital plan. The Plan was put in place and is continually updated. The plan includes detailed projections for growth and capital requirements; projections for primary sources and secondary sources of capital; and a revised dividend policy. The Agreement prohibits the Bank from paying dividends until compliance with the program and certain other conditions are met.

Under the Agreement, a Compliance Committee of three members of the Franklin Bank’s Board of Directors was formed to monitor the progress and make regular reports to the OCC. Failure to comply with the provisions of the Agreement could subject Franklin Bank and its directors to additional enforcement actions. The Compliance Committee of Franklin Bank continues to meet monthly to ensure adherence and compliance with the Agreement. The Compliance Committee reviews the Agreement by article in detail at each meeting along with the corresponding actions of Franklin Bank within each article. The Compliance Committee reports monthly to the full board of directors. While Franklin Bank intends to continue to take such actions as may be necessary to enable it to comply with the requirements of the Agreement, there can be no assurance that it will be able to comply fully with the provisions of the Agreement. Such compliance is costly and affects the operations of Franklin Bank and the Corporation. Franklin Bank met all of the required time lines for submission of information to the OCC along with regular reporting. Franklin Bank must demonstrate sustained performance under the Agreement.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve. Since then, MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. On January 26, 2011, the MOU with the Federal Reserve was amended to include additional requirements. The bank holding company must comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation’s regulations (12 C.F.R. Part 359). Also, the Corporation shall not appoint any individual to the board or employ or change the responsibilities of any individual as senior executive officer if the Federal Reserve notifies the Corporation of disapproval within the required time limits. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. Management believes the holding company is appropriately using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

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

The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools. Impaired loans are reviewed individually to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Although management uses available information to recognize losses on loans, the substantial uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, make it possible that a material change in the allowance for loan losses in the near term may be appropriate. However, the amount of the change cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Overview

Total assets at December 31, 2011 and 2010 were $203,855,311 and $214,535,405, respectively, representing a decline of $10,680,094, or 4.98%. The overall composition of the balance sheet has changed somewhat. Loan demand continues to be soft demonstrated by the overall decline of $15,600,817 in loans, net of unearned deferred fees and costs, in the year-to-year comparison. Securities available for sale declined $5.9 million due to sales, calls, and principal pay downs. Total cash and cash equivalents were $30.5 million and $18.8 million at December 31, 2011 and 2010, respectively, an increase of $11.7 million. Liquidity continues to be a strong focus for our Corporation; however, we do intend to put more dollars to work for us with purchases of securities during 2012. Our deposits declined $10.8 million from year end 2010 to year end 2011; however, with decreased loans and securities, overnight funds continued to increase. Our loan to deposit ratio was 85.72% and 89.29% at December 31, 2011 and 2010, respectively. One of our strategies in 2011 was to lower our deposit costs which we were successful in accomplishing. Overall costs of deposits declined 53 basis points in 2011 compared to 2010. This strategy also resulted in a lowering of our overall deposits. We maintained our relationships as can be evidenced by the increase in demand deposits which are our free funds.

Loan demand remains soft. As discussed above, our loans declined $15.6 million from year end 2010. Some of this decline was due to the transfer of loans into other real estate or sold at foreclosure. We continue to monitor our asset quality closely due to our level of criticized and classified loans, economic uncertainty, and levels of unemployment. Please refer to the Footnote #4 for a discussion of our criticized assets.

Total shareholders’ equity at December 31, 2011 and 2010 was $22,240,789 and $22,089,467, respectively. MainStreet and Franklin Bank were considered well capitalized at December 31, 2011 and 2010 under the standards of regulatory capital classification. The book value of shareholders’ equity at December 31, 2011 and 2010 was $12.98 and $12.89 per share, respectively.

MainStreet experienced a net loss of $(146,445) for the twelve months ending December 31, 2011 compared to net income of $791,538 for the twelve month period ending December 31, 2010. Basic and diluted net income (loss) per share was $(.09) and $.46 for 2011 and 2010, respectively. Return on average assets in 2011 and 2010 was (.07)% and .36%, respectively while return on average shareholders’ equity was (.66)% and 3.57% for 2011 and 2010, respectively. The return on average assets and average equity for 2009 was .03% and .32%, respectively. Year 2011 continued to be impacted by the same issues as 2010. Loan loss provision expense for 2011 and 2010 was $1.7 million and $1.3 million, respectively. As our problem loans moved through the cycle during 2011, we ultimately experienced losses on the sales or write downs due to depressed real estate values reflected on recent appraisals. Our expenses, write-downs and loss on sales of other real estate were $1.2 million and $357,359 at December 31, 2011 and 2010, respectively. Gain on sale of securities available for sale contributed $77,044 and $429,413 net of tax, towards net income in 2011 and 2010, respectively.

Results of Operations

Net Interest Income

The low interest rate environment continued during 2011 with the Federal Reserve leaving the short-term interest rates within a range of 0% - .25% which has been effective since 2008. The Federal Reserve has also indicated that interest rates will remain at this level at least until mid 2014. Interest rates on variable rate loans make up almost 25% of Franklin’s loan portfolio. In a rising interest rate environment, this initially has a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment, asset sensitivity initially has a negative impact on the net interest margin until deposit rates have an opportunity to reprice. Overall deposit maturity has been short because Franklin Bank was organized during a rising interest rate environment; therefore, giving repricing opportunities in the subsequent declining interest rate environment. On the other hand, in an environment of increasing interest rates, short deposit maturity would reduce the benefit of rising interest rates. Furthermore, even though lower interest rates have been beneficial for our cost of deposits, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment. In addition, competition for deposits remains fierce in our market; however, our goal is to continue to lower our cost of deposits during 2012.

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

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

		2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans, net of unearned (1)	$153,201,363	$8,608,985	5.62%	$162,931,745	$9,588,767	5.89%	$182,502,689	$10,582,260	5.80%
Loans held for sale	8,016	270	3.37	---	---	---	---	---	---
Securities available-for-sale-taxable	24,103,456	753,407	3.13	25,650,372	963,875	3.76	22,322,424	1,127,812	5.05
Securities available-for-sale-non taxable	96,835	2,029	3.08	---	---	---	---	---	---
Restricted equity securities	927,000	30,280	3.27	1,042,853	28,215	2.71	1,099,887	27,479	2.50
Interest-bearing deposits in banks	11,857,846	25,757	.22	15,387,260	34 501	.22	8,842,929	19,596	.22
Federal funds sold	6,820,273	11,497	.17	5,597,638	11,650	.21	5,004,455	8,037	.16
Total Interest Earning Assets	197,014,789	9,432,225	4.79%	210,609,868	10,627,008	5.05%	219,772,384	11,765,184	5.35%
Cash and due from banks	2,746,269			2,596,935			2,631,288
Other assets	12,119,036			12,324,767			8,444,610
Allowance for loan losses	(3,280,304)			(3,328,725)			(3,575,950)

Total Assets	$208,599,790			$222,202,845			$227,272,332

Interest checking deposits	$6,928,098	$6,720	.10%	$8,023,116	$16,356	.20%	$8,710,551	$19,947	.23%
Money market deposits	24,678,500	105,840	.43	21,916,385	217,881	.99	19,747,314	224,144	1.14
Savings deposits	12,231,895	26,004	.21	11,072,683	37,411	.34	10,490,930	56,207	.54
Time deposits $100,000 and over	46,314,130	853,058	1.84	53,618,002	1,230,463	2.29	57,708,152	1,749,608	3.03
Other time deposits	61,126,990	1,000,582	1.64	72,304,687	1,584,464	2.19	71,976,216	2,120,319	2.95
Federal funds purchased	603	2	.33	5,781	41	.71	59,425	531	.89
Corporate cash management	---	---	---	---	---	---	161,632	813	.50
Repurchase agreements	13,500,000	538,071	3.99	13,500,000	538,071	3.99	13,500,000	538,071	3.99
Short-term borrowings	712	3	.42	5,479	27	.49	3,287,671	16,975	.52
Total interest-bearing liabilities	164,780,928	2,530,280	1.54%	180,446,133	3,624,714	2.01%	185 641,891	4,726,615	2.55%
Demand deposits	20,680,934			18,904,678			18,146,145
Other liabilities	870,010			655,347			1,330,664
Total Liabilities	186,331,872			200,006,158			205,118,700
Shareholders’ Equity	22,267,918			22,196,687			22,153,632

Total Liabilities and Shareholders’ Equity	$208,599,790			$222,202,845			$227,272,332

Net Interest Earnings		$6,901,945	3.25%		$7,002,294	3.04%		$ 7,038 569	2.80%

Net Yield on Interest Earning Assets			3.50%			3.33%			3.20%

(1) Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $269,618, $257,369 and $351,991 as of December 31, 2011, 2010, and 2009, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields. The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities using a 34% marginal tax rate.

MainStreet’s net interest margin for the years ending December 31, 2011 and 2010 was 3.50% and 3.33%, respectively, an increase of 17 basis points. Both interest income and interest expense declined in comparison to last year, primarily due to the interest rate environment. The yield on earning assets dropped 26 basis points to 4.79%. The funding side dropped 43 basis points. In addition to the low interest rate environment, the effect of lost interest on nonaccrual loans impacted the net interest margin. Lost interest for 2011 was $521,729 compared to $282,181 in 2010. Loan competition for the excellent loan relationship is great and declining rates reduced loan profitability as loans repriced and new loans were made at lower rates. The ability for nonfinancial entities to provide financial services also increases competition, particularly during periods of reduced loan demand, like the present one. These factors also negatively impact the margin. Finally, Franklin Bank’s growth has been quite dependent on consumer and real estate based lending and in the current economic environment sound growth opportunities in these areas are dramatically reduced.

The following table sets forth, for the period indicated, a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2011 Compared to 2010 Increase (Decrease) Due to Change In			2010 Compared to 2009 Increase (Decrease) Due to Change In
	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)
Interest Income:
Loans, net of unearned	$(557,922)	$(421,860)	$(979,782)	$(1,149,700)	$156,207	$(993,493)
Loans held for sale	270	---	270	---	---	---
Securities available-for- sale-taxable	(55,549)	(154,919)	(210,468)	152,293	(316,230)	(163,937)
Securities available for sale-nontaxable	2,029	---	2,029	---	---	---
Restricted equity securities	(3,361)	5,426	2,065	(1,470)	2,206	736
Interest-bearing deposits in banks	(7,696)	(1,048)	(8,744)	14,671	234	14,905
Federal funds sold	2,286	(2,439)	(153)	1,033	2,580	3,613
Total Interest Income	$(619,943)	$(574,840)	$(1,194,783)	$(983,173)	$(155,003)	$(1,138,176)

Interest Expense:
Interest checking deposits	$(1,991)	$(7,645)	$(9,636)	$(1,502)	$(2,089)	$(3,591)
Money market deposits	24,627	(136,668)	(112,041)	23,185	(29,448)	(6,263)
Savings deposits	3,597	(15,004)	(11,407)	2,967	(21,763)	(18,796)
Certificates of deposit
$100,000 and over	(154,105)	(223,300)	(377,405)	(117,201)	(401,944)	(519,145)
Other time deposits	(221,439)	(362,443)	(583,882)	9,633	(545,488)	(535,855)
Federal funds purchased	(24)	(15)	(39)	(399)	(91)	(490)
Repurchase agreements	---	---	---	---	---	---
Short-term borrowings	(21)	(20)	(24)	(16,208)	(740)	(16,948)
Corporate cash management	---	---	---	(813)	---	(813)
Total Interest Expense	$(349,356)	$(745,078)	$(1,094,434)	$(100,338)	$(1,001,563)	$(1,101,901)

Net Interest Income	$(270,587)	$170,238	$(100,349)	$(882,835)	$846,560	$(36,275)

For 2011 and 2010, net interest income totaled $6,901,945 and $7,002,294, respectively, a modest decline of $100,349, or 1.43%. The total average interest-earning assets were $197,014,789 and $210,609,868 for the years ending December 31, 2011 and 2010, respectively, a decrease of $13,595,079, or 6.46%. The largest category of decline was in loans, net of unearned deferred fees and costs which decreased by $9.7 million. Higher yielding loan volume declines far exceeded other lower yielding earning assets, hence decreasing total interest income. Interest income was also affected by lost interest on nonaccrual loans as discussed above. The total average interest-bearing liabilities were $164,780,928 and $180,446,133 for the years ending December 31, 2011 and 2010, respectively, a decrease of $15,665,205 or 8.68%. This decline can be seen primarily in time deposits including certificates of deposit $100,000 and over. Deposits declined due to our strategy to lower our overall deposit costs. While implementing this strategy, loan demand remained soft, which also complemented our strategy. Liquidity continued to be strong.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level which reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. As part of this process, management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on homogenous loan pools, identifying impairment, historical losses, credit concentrations, economic conditions, and other risks. As the allowance is maintained losses are, in turn, charged to this allowance rather than being reported as a direct expense.

Our methodology for determining the allowance is based on two basic principles of accounting: (i) losses are accrued when they are probable of occurring and are capable of estimation and (ii) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted to higher factors for our criticized and classified loans compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) commercial and industrial loans not secured by real estate; 2) construction and land development loans; 2) loans secured by farmland; 3) residential 1-4 family loans; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer or loans to individuals. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

The provision for loan losses was $1,660,783 and $1,292,100 for the years ending December 31, 2011 and 2010, respectively, an increase of $368,683, or 28.53%. While gross loan volume declined as discussed earlier, we have added to our loan loss reserves based on our quarterly detailed allowance calculation which includes the level of criticized and classified loans, our qualitative factors, migration analysis, historical loss, specific reserves, and charge offs. The allowance for loan losses was $3,272,945 at December 31, 2011 which equated to 2.29% of loans, net of unearned deferred fees and costs. At December 31, 2010, the allowance was $3,584,180, or 2.26% of loans, net of unearned deferred fees and costs. Net charge-offs of $1,972,018 and $985,479 for the years ending December 31, 2011 and 2010, respectively equated to 1.29% and .60%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. Nonaccrual loans were $7.1 million and $7.7 million at December 31, 2011 and 2010, respectively. These loans were 4.93% and 4.85% of loans, net of unearned deferred fees and costs at December 31, 2011 and 2010, respectively. In addition, troubled debt restructurings, not included in nonaccrual loans, were $1,685,658 and $374,597 at December 31, 2011 and 2010, respectively. Specific reserves allocated to the nonaccrual loans and troubled debt restructuring at year end 2011 and 2010 were $818,572 and $565,704, respectively, an increase of $252,868. Our criticized and classified loans, not included in the individually evaluated, decreased in the year-to-year comparison approximately $5.5 million which caused a decline in the year-to-year comparison of the allowance by approximately $329,000. The remainder of the loans, collectively evaluated, declined in volume $10.8 million and the allowance allocated to this group decreased approximately $239,000. The change in the unallocated amount increased about $5,000 in the year to year comparison.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructurings.

	December 31, 2011	December 31, 2010	December 31, 2009		December 31, 2008		December 31, 2007
Commercial	$136,680	$354,125	$167,267	$	---	$	---
Real Estate:
Construction and land development	1,624,238	3,835,729	1,863,772		4,205,875		506,328
Residential 1-4 families:
First liens	4,852,061	4,055,568	1,615,027		457,247		97,314
Junior Liens	424,795	196,970	302,781		---		27,272
Home equity lines	131,439	147,978	---		---		---
Commercial real estate	1,533,473	530,432	494,249		---		---
Consumer	50,694	18,312	---		19,277		---
Total Nonperforming Loans	$8,753,380	$9,139,114	$4,443,096		$4,682,399		$630,914

As can be seen by the chart above, the residential 1-4 family category had the largest nonperforming loans at December 31, 2011 followed by construction and land development. The remainder of the loans in these categories were performing at December 31, 2011 and December 31, 2010. There were no loans 90 days or more past due and still accruing included in the nonperforming loans at December 31, 2011. Troubled debt restructurings included in nonperforming loans that were not on nonaccrual at December 31, 2011 and 2010 were $1,685,658 and $374,597, respectively. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In order to sell the properties and repay the loan, there must be buyers in the marketplace to acquire the properties. Our market, mainly real estate, continues to produce few buyers. In addition, borrowers’ incomes have been reduced which increases the debt to income ratio. Please refer to Item 8, Financial Statements, Note 4, for further disclosures of past due loans, nonaccrual loans, troubled debt restructurings, impaired loans, and the allowance.

The overall economy in Franklin County continues to struggle based on higher unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment is at 6.7% at December 31, 2011. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County and is largely real estate based. It is a resort area and largely follows the national trend rather than the local trend. Until unemployment declines and consumer confidence increases, these trends may continue. There is continued economic pressure on consumers and business enterprises.

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

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Average amount of loans, net of unearned, outstanding during the year	$153,201,363	$162,931,745	$182,502,689	$185,844,676	$164,207,214
Balance of allowance for loan losses at beginning of year	3,584,180	3,277,559	3,502,029	2,086,592	1,942,781
Loans charged off:
Commercial	(482,651)	(142,335)	(488,436)	(140,003)	(40,808)
Construction and land development	(922,440)	(597,206)	(585,219)	(102,637)	---
Residential 1-4 families	(476,172)	(377,957)	(704,347)	(190,662)	(51,023)
Home equity lines	(34,745)	(21,766)	---	(81,097)	(43,663)
Commercial real estate	(205,824)	---	(325,646)	(3,397)	---
Consumer	(21,670)	(15,971)	(30,318)	(36,688)	(4,443)
Total loans charged off:	(2,143,502)	(1,155,235)	(2,133,966)	(554,484)	(139,937)
Recoveries of loans previously charged off:
Commercial	32,312	1,740	128,901	1,740	25,037
Construction and land development	62,883	117,595	11,571	3,731	---
Residential 1-4 families	63,987	46,247	41	150	3,190
Home equity lines	---	---	---	---	---
Commercial real estate	---	---	---	---	---
Consumer	12,302	4,174	2,683	---	---
Total recoveries:	171,484	169,756	143,196	5,621	28,227
Net loans charged off:	(1,972,018)	(985,479)	(1,990,770)	(548,863)	(111,710)
Additions to the allowance for loan losses	1,660,783	1,292,100	1,766,300	1,964,300	255,521
Balance of allowance for loan losses at end of year	$3,272,945	$3,584,180	$3,277,559	$3,502,029	$2,086,592
Ratio of net charge offs during the period to average loans outstanding during period	1.29%	.60%	1.09%	.30%	.07%

The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2011		December 2010		December 2009		December 2008		December 2007
Commercial	$154,991	7.73%	$138,449	6.85%	$236,610	7.11%	$274,588	9.43%	$226,395	10.85%
Real Estate:
Construction & land development	902,644	18.24	1,086,183	19.78	1,053,136	20.78	1,606,333	26.47	717,370	34.38
Residential real 1-4 families
1st liens	1,100,139	26.36	1,065,683	24.89	817,387	22.77	594,858	17.65	347,835	16.67
Jr liens	174,809	5.93	243,526	6.01	184,617	5.39	149,817	4.95	80,542	3.86
Home equity lines	98,582	5.34	217,063	6.71	349,041	8.96	223,972	8.28	175,482	8.41
Commercial real estate	824,759	35.12	793,308	34.30	613,786	33.21	634,581	31.62	498,278	23.88
Consumer	11,911	1.28	39,968	1.46	22,982	1.78	17,880	1.60	40,690	1.95
Unallocated	5,110	---	---	---	---	---	---	---	---	---
Total	$3,272,945	100.00%	$3,584,180	100.00%	$3,277,559	100.00%	$3,502,029	100.00%	$2,086,592	100.00%

Noninterest Income

Noninterest income for the years ending December 31, 2011 and December 31, 2010 was $1,090,357 and $1,707,125, respectively, a decline of $616,768 or 36.13%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 12/31/11	YTD 12/31/10	Dollar Change	Percentage Change
Service charges on deposit accounts	$288,724	$306,532	$(17,808)	(5.81)%
Mortgage brokerage income	171,727	263,208	(91,481)	(34.76)
Electronic card fees	160,429	143,079	17,350	12.13
Investment fee income	140,758	136,208	4,550	3.34
Income on bank owned life insurance	110,106	108,097	2,009	1.86
Gain on sale of securities available for sale	116,734	650,626	(533,892)	(82.06)
Other fee income & miscellaneous	101,879	99,375	2,504	2.52

As can be seen by the above chart, there were no significant increases in noninterest income in the year-to-year comparison.

Electronic card fees, investment fee income, income on bank owned life insurance, and other fee income all experienced small increases. Franklin has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income in 2011 was $140, 758 as compared to $136,208 in 2010, a modest increase. Franklin Bank has bank owned life insurance on the lives of the two executive officers. The balance at December 31, 2011 was $3.0 million. Income on this investment was stable with a modest increase compared to the prior year. Other fee income and miscellaneous income only increased by a modest amount. Franklin Bank purchased a small interest in a title insurance company. Title fee income was $13,814 in 2011 as compared to $16,454 in 2010, a decline of $2,640. This decline was offset by a small increase in evaluation fee income in the amount of $4,350.

The largest decline in noninterest income was attributable to gains on sale of securities available for sale. Gains during 2011 were $116,734. The 2010 noninterest income included $650,626 of gains on sales of securities available for sale. During 2010, we elected to sell certain securities available for sale as the government announced they would be buying back certain mortgage pools with loans past due at par value. To preserve the gains along with selecting securities that would add extension risk in an increasing rate environment, we sold approximately $12.6 million in securities available for sale. Mortgage brokerage income has suffered in 2011 due to decreased volume caused in part by the economic environment and additional regulatory enactments. This income was down $91,481 in the year -to-date comparison. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. Service charges on deposit accounts declined $17,808 for the year ended 2011 as compared to the year ended 2010. NSF fees, net of waived charges, decreased by $23,845, the primary contributor to the overall decline.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2011 and December 31, 2010 was $6,618,319 and $6,259,951, respectively, an increase of $358,368, or 5.72%. Nonrecurring other real estate and repossession expenses were $1,224,894 for the twelve months ending December 31, 2011. Excluding these expenses, total noninterest expense would have been $5,393,425, a decline of $866,526, or 13.84% compared to the prior year. The following chart shows the noninterest expense by category for the years ending December 31, 2011 and 2010, the dollar change and the percentage change.

Expense	12-31-11	12-31-10	Dollar Change	Percentage Change
Salaries and employee benefits	$2,807,985	$2,958,062	$(150,077)	(5.07)%
Occupancy and equipment	850,647	862,376	(11,729)	(1.36)
Professional fees	245,677	239,221	6,456	2.70
Outside processing	433,004	457,759	(24,755)	(5.41)
FDIC Assessment	293,337	547,466	(254,129)	(46.42)
Franchise tax	167,500	160,500	7,000	4.36
Other real estate and repossessions	1,224,894	357,359	867,535	242.76
Regulatory examination fees	111,332	114,099	(2,767)	(2.43)
Other expenses	483,943	563,109	(79,166)	(14.06)

As can be seen by the table, the largest component of noninterest expense is salaries and employee benefits, followed by other real estate and repossessions and then by occupancy and equipment costs. Salaries and benefit expense comprised 42.43% and 47.25% of total noninterest expense for the years ending December 31, 2011 and December 31, 2010, respectively. MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits, as a whole, decreased in 2011 compared to 2010 by $150,077, or 5.07%. Salaries expense decreased $106,823, or 4.24%. We elected to freeze employee’s salaries in 2011. However, salary performance increases were awarded during 2010. Also, the closing of our 220 North banking office in late 2010 contributed to the decline in expense. Commissions paid to employees decreased $25,964 in the year-to-year comparison primarily due to the new mortgage banking rules restricting commissions paid to lenders based on certain criteria. Commissions on investment income to the investment advisor are also included in this total, increasing $7,672 for the year ending 2011 versus the year ending 2010. Commissions on investment income were paid based on volumes generated. Referral fees for mortgage and investment referrals were paid during 2011and 2010. Under FAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, (FAS ASC 310) certain costs associated with originating loans are amortized over the life of the loan. These costs begin as credits to salary expense and are amortized into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $16,114 less in 2011 than 2010 causing an overall increase in salary expense. This was due to decreased loan volumes. The executive supplemental retirement plan expense (“SERP”) was $121,647 in 2011 compared to $114,621 in 2010. This increase is partially due to accounting adjustments to adjust the deferred tax asset and other comprehensive income on the deferred compensation liability for the plan. There were no material adjustments in the executives’ salary and assumption data. Employee insurance costs and 401-K expense decreased $22,141 and $4,872, respectively in the year to year comparison. Employee insurance costs and 401-K expenses decreased due to fewer personnel. Personnel taxes also declined $8,992 due to fewer personnel. Stock option expense declined $23,240 in the year to year comparison. No stock compensation cost was recorded in 2011 because it had been amortized completely in 2010.

Other real estate and repossessions experienced an increase in expense of $867,535 in 2011 over 2010 levels. This increase was due to loss on sales, along with updated appraisals reflecting depressed values, which resulted in write-downs of properties in other real estate. This was the largest contributor to the increase in this expense category. Expenses on these properties are influenced by the volume of these properties in our portfolio and the duration of time properties remain in our portfolio.

Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense decreased $11,729 or 1.36% for the year 2011 as compared to 2010 due to the closing of the 220 North banking office. Offsetting this expense somewhat are costs attributable to the holding company moving its headquarters in November 2010. Additional utilities, repairs, depreciation and lease expense made up the increase.

Professional fees include fees for audit, legal, and other and experienced an increase of $6,456 or 2.70%. The new format for submitting required SEC filings has caused additional professional expenses in 2011, as we began that filing with the second quarter SEC report. Audit fees increased by $6,605 in 2011 over 2010 levels. These increases were offset by a decline in legal fees in the amount of $16,571. Outside processing expense decreased $24,755, or 5.41% in 2011 over 2010. This decline is primarily due to our data processing expenses resulting from switching our circuits to a different type of connection. Our FDIC premium expense decreased $254,129 or 46.42% for the year over year expense comparison due to a decline in deposit volume. However, the overall premium is still burdensome. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the effects of the recent recession. These assessments may increase again in the future, which could place a great burden on our financial institution. Management has tried to compensate for these elevated FDIC premiums by curtailing other expenses. Franchise tax expense increased $7,000 due to a decreased deduction associated with our other real estate properties at year end 2011 over 2010, partially offset by a reduced net income in the same comparison. Regulatory fees from examinations declined $2,767 in 2011 over 2010. However, these expenses remain elevated due to additional monitoring of Franklin Bank because of the formal agreement with the OCC. The other expenses category includes supplies, advertising and promotion, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. This category decreased $79,166, or 14.06%, in the year over year comparison. This decline was due to the closing of the 220 North banking office and initiatives to lower noninterest expense overall.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2011 and December 31, 2010. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax benefit and income tax expense in the amounts of $(140,355) and $365,830 for the years ending December 31, 2011 and 2010, respectively.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for the following purposes:

1)       To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

2)       To fulfill pledging collateral requirements.

3)       To help balance the overall interest rate risk position of the balance sheet.

4)       To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2011 and December 31, 2010 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for years ending December 31, 2011 and 2010 appear in Part II, Item 8, Note 2 of this report. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for the year ending December 31, 2009 is shown in the table below:

19

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$1,647,191	$7,377	$(22,847)	$1,631,721
Mortgage backed securities	21,471,609	905,079	(30,070)	22,346,618

Total securities available-for-sale	$23,118,800	$912,456	$(52,917)	$23,978,339

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 8, Note 2 of this report. The following table shows the maturities of securities available-for-sale as of December 31, 2011 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One Year or Less			Due After 1 – 5 Years		Due After 5 – 10 Years		Due After 10 Years
	Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government sponsored agencies	$	---	---%	$749,138	1.24%	$1,499,385	2.00%	$562,259	3.74%	$2,810,782
Mortgage backed securities		---	---	---	---	1,160,111	2.84	16,095,079	3.05	17,255,190
States and political subdivisions		---	---	---	---	1,133,912	2.02	---	---	1,133,912

Total	$	---		$749,138		$3,793,408		$16,657,338		$21,199,884

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2011, 2010, 2009, 2008 and 2007 the breakdown of gross loans in the loan portfolio was as follows:

20

	2011		2010		2009		2008		2007
Commercial	$11,061,471	7.73%	$10,874,581	6.85%	$11,882,830	7.11%	$18,251,922	9.43%	$18,741,417	10.85%
Real Estate:
Construction & land development	26,102,914	18.24	31,397,922	19.78	34,744,468	20.78	51,200,170	26.47	59,372,175	34.38
Residential 1-4 families
1st liens	37,735,618	26.36	39,509,829	24.89	38,082,662	22.77	34,128,944	17.65	28,782,840	16.67
Junior liens	8,486,594	5.93	9,537,112	6.01	9,011,349	5.39	9,579,042	4.95	6,669,863	3.86
Home equity lines	7,639,785	5.34	10,650,365	6.71	14,974,066	8.96	16,012,671	8.28	14,519,634	8.41
Commercial real estate	50,272,002	35.12	54,455,674	34.30	55,537,593	33.21	61,174,895	31.62	41,236,085	23.88
Loans to individuals	1,836,110	1.28	2,320,162	1.46	2,978,950	1.78	3,087,053	1.60	3,378,381	1.95
Gross Loans	143,134,494	100.00%	158,745,645	100.00%	167,211,918	100.00%	193,434,697	100.00%	172,700,395	100.00%
Unearned income & deferred fees	89,510		79,176		105,524		72,853		82,324
Loans, net of unearned income & deferred fees	143,224,004		158,824,821		167,317,442		193,507,550		172,782,719
Less: Allowance for loan losses	(3,272,945)		(3,584,180)		(3,277,559)		(3,502,029)		(2,086,592)
Loans, net	$139,951,059		$155,240,641		$164,039,883		$190,005,521		$170,696,127

As can be seen by the loan portfolio volume, MainStreet experienced a decline in the loan portfolio in the year-to-year comparison. Loans, net of unearned income and deferred fees, decreased $15.6 million, or 9.8%, at December 31, 2011 compared to December 31, 2010. The real estate market continues to be soft and the credit markets have tightened substantially. These and other factors have resulted in diminished economic activity and lower loan demand particularly in real estate related loans. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for 2011 and 2010 was 85.72% and 89.29%, respectively. In prior years, we maintained a larger loan to deposit ratio and leverage of the balance sheet. We deemed it prudent to decrease the ratio by reducing the loan portfolio thereby increasing liquidity and preserving the institution’s history of safety and soundness during these difficult economic times. As can be seen by the chart above, real estate loans represent 90.99% and 91.69% of gross loans at December 31, 2011 and December 31, 2010, respectively. Franklin Bank’s loan portfolio has a large composition of real estate related loans primarily due to the markets we serve. Accordingly, the Bank took steps to reduce certain concentrations including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval.

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

The credit policy requires that new loans originated must have a maximum loan-to-value of 80% while certain loans have lower limits as follows: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price; and stock (75%). We do not require mortgage insurance; however, loans exceeding supervisory loan to value limits are one of our qualitative factors in the analysis of the allowance for loan loss methodology.

Our credit policy requires updated appraisals to be obtained on existing loans where collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regard to development projects our policy requires a new appraisal when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months, it must be updated and reviewed before additional funding may occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepare criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value, less estimated selling expense, compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits are included in the qualitative factors based on loan pools in the loan loss analysis.

We continue to review and enhance our credit policies. We monitor our concentration limits and have targets that reflect the current environment. Our concentrations levels are within the established limits. All new credits that are deemed to be in concentration buckets are reviewed by loan committee. We have floors in our home equity lines and certain commercial loan products. Our maximum debt to income ratio is 40% for all retail loans. Construction loans and bridge loans can be underwritten within retail products with the use of interest only payments. Also, we have the interest only feature available to unsecured retail lines with a one-year term which are underwritten on strict guidelines on retail products. New loans originated must have a maximum loan-to-value of 80%; certain loans have lower limits as follows: raw land (65%); improved land (75%); non-obsolete inventory (60% of value); used automobiles (75% of purchase price); and stock (75%). We have an outside service to perform environmental risk assessments prior to funding. Our home equity line products previously had a maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting.

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

As discussed earlier, MainStreet’s variable rate loans comprise approximately 25% of our loan portfolio. Variable commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten and qualified at 1.5% of the full equity line commitment.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services.

Please refer to Item 8, Note 18, Concentrations of Credit Risk, for a detailed discussion of our concentrations of credit.

The following table shows the amount of commercial loans outstanding at December 31, 2011 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial	$3,904,628	$6,516,921	$639,922	$11,061,471
Interest rates are floating or adjustable	1,939,519	2,162,020	21,383	4,122,922
Interest rates are fixed or predetermined	1,965,109	4,354,901	618,539	6,938,549

The following table shows the amount of real estate construction loans outstanding at December 31, 2011 and their maturity distribution.

	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate construction	$10,616,788	$11,908,627	$3,577,499	$26,102,914
Interest rates are floating or adjustable	2,558,773	1,005,882	---	3,564,655
Interest rates are fixed or predetermined	8,058,015	10,902,745	3,577,499	22,538,259

Nonaccrual loans, loans past due 90 days or more, and troubled debt restructurings are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status. Account officers also prepare quarterly criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent to the Franklin Bank’s Problem Loan Committee made up of senior management. The accrual status of these loans is reviewed and approved by the Problem Loan Committee. Account officers must attest to the accrual status and risk rating of all loans in their portfolio on a monthly basis. Attestations are presented to and reviewed by the Problem Loan Committee. The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers. The criticized loan worksheets have been expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed. An officer has been assigned to manage our problem assets as a full-time position. A credit analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process. Software has been purchased to assist the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President. Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

In summary, we have enhanced our processes, personnel and software to address nonaccrual and criticized loans. Also, more detailed and frequent reporting regarding asset quality helps insure more timely and greater oversight of asset quality. We believe these enhancements are assisting us in working through the asset quality issues resulting from the severe recession.

Net charge offs of $1,972,018 and $985,479 for 2011 and 2010, respectively, equated to 1.29% and .60%, respectively, of average loans outstanding, net of unearned deferred fees and costs. Gross charge offs were $2,143,502 for 2011 which was $482,709 greater than the provision expense for 2011. This was due to a specific reserve of $565,704 at year end 2010. Of the loans representing the specific reserve at year-end 2010, $328,807 were subsequently charged off in 2011 and approximately $176,000 was unallocated in 2011 due to the pledging of additional collateral. The loan loss reserve at December 31, 2011 and 2010 represented 2.29% and 2.26%, respectively, of loans, net of unearned deferred fees and costs. Refer to the provision for loan losses section of this discussion and analysis for a breakdown by loan type of nonperforming loans at December 31, 2011 and 2010, respectively. Following is a breakdown of our nonperforming assets.

	For the Periods Ended
	December 31, 2011	December 31, 2010
Nonaccrual loans and leases	$7,067,722	$7,702,343
Loans 90 days or more past due and still accruing	---	1,062,174
Troubled debt restructurings (not on nonaccrual)	1,685,658	374,597
Total nonperforming loans	8,753,380	9,139,114
Foreclosed real estate	3,572,518	4,152,667
Other foreclosed property	103,649	---
Total foreclosed property	3,676,167	4,152,667
Total nonperforming assets	$12,429,547	$13,291,781

At December 31, 2009, 2008, and 2007, nonaccrual loans were $3,890,152, $4,217,698, and $147,278, respectively. Lost interest related to impaired loans as of December 31, 2011, 2010, 2009, 2008, and 2007 was $521,729, $282,181, $334,620, $113,626, and $15,421, respectively. Interest income reflected in the 2011, 2010, 2009, 2008, and 2007 income statements related to impaired loans was $272,445, $240,882, $203,755, $207,346, and $1,126, respectively. Loans that were past due more than 90 days at December 31, 2009, 2008, and 2007 were $552,944, $464,701, and $483,636, respectively. Nonaccrual loans, troubled debt restructurings and loans 90 days or more past due are considered to be our impaired loans. A specific reserve allowance was maintained against these loans at December 31, 2011 and 2010 in the amount of $818,572 and $565,704, respectively. Overall, Franklin Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans. Please refer to Item 8, Financial Statements, Note #4 for further discussions and break downs of our past due loans, nonaccrual loans, and troubled debt restructurings.

At December 31, 2011, 2010, and 2009, MainStreet had $3,572,518, $4,152,667, and $3,513,485, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at the lower of cost or fair market value, less selling costs, based on appraised value. Our other real estate is expected to increase as our nonaccrual loans work through the process and several foreclosures are scheduled. Because of the regulatory environment, we are accelerating our disposals of these properties. This accelerated disposal strategy could result in material losses on the other real estate properties that cannot be measured at this time. Other foreclosed assets were $103,649 at December 31, 2011. There were no other foreclosed assets at December 31, 2010 and 2009, respectively.

Deposits

Deposits are the largest source of funds used to support the liquidity of MainStreet. The ratio of loans, net of unearned deferred costs and fees, to deposits was 85.72% and 89.29% as of December 31, 2011 and 2010, respectively. The ratio of total time deposits, including $100,000 and over, to total deposits was 59.78% and 65.51% at December 31, 2011 and 2010, respectively. Total deposits at December 31, 2011 and 2010 were $167,082,842 and $177,873,964, respectively, a decrease of $10,791,122, or 6.07%. The deposit mix was as follows:

	2011		2010
Demand deposits	$20,975,660	12.56%	$19,357,378	10.88%
Interest checking deposits	7,472,911	4.47	6,971,993	3.92
Money market deposits	24,651,034	14.75	23,931,136	13.45
Savings deposits	14,093,416	8.44	11,095,560	6.24
Time deposits $100,000 and over	42,776,337	25.60	50,672,382	28.49
Other time deposits	57,113,484	34.18	65,845,515	37.02
Total	$167,082,842	100.00%	$177,873,964	100.00%

The chart reflects that the largest component of deposits continues to be in time deposits including $100,000 and over. As a percentage of total deposits, the mix has changed somewhat over the past year. Demand deposits have increased 8.36% over the prior year which is essentially free funds. Interest checking, money market and savings deposits have all increased in dollars in comparison to the prior year and as a percentage of total deposits. As discussed above, total deposits declined $10.8 million in comparison to the prior year; however, time deposits including $100,000 and over dropped $16.6 million, or 14.27%. Our strategy for deposits in 2011 has been to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is great in our market. This affects the availability and ultimately the pricing of deposits. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole relationship and not just certificates of deposit. We have been successful in lowering our deposit costs and maintaining liquidity. Loan demand has been soft, therefore, paralleling our strategy. The overall rate on interest bearing deposits was 1.32% and 1.85% for 2011 and 2010, respectively, a decline of 53 basis points. Our strategic plan in 2012 also includes continued lowering of our deposit costs to benefit net income. Franklin Bank attracted brokered deposits for the first time during 2009. These deposits were $6.9 million and $6.5 million, respectively, at December 31, 2011 and 2010 and included deposits through the CDARS program. The average amount and rate of deposits can be found in the Net Interest Income section of this Management’s Discussion and Analysis in the Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are shown in Part II, Item 8, Footnote #7. Demand deposits were 12.55% and 10.88% of total deposits at year end 2011 and 2010, respectively. A further increase in demand deposits would improve the net interest margin and the total rate paid on interest bearing deposits. Increasing demand deposits is a continued focus in 2012.

Borrowings

MainStreet has several sources for borrowings generally to assist with liquidity. At December 31, 2011, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at December 31, 2011 and 2010 were $103,468,835 and $120,233,308, respectively.

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at December 31, 2011 and December 31, 2010.

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 4.22% at December 31, 2011.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2011.

The following table presents information on each category of MainStreet’s borrowings.

	December 31, 2011		December 31, 2010		December 31, 2009
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$	---	$	---	$	---
Weighted average interest rate at period end		---%		---%		---%
Maximum amount outstanding at any month-end during the period	$	---	$	---		$10,000,000
Average amount outstanding during the period		$712		$5,479		$3,287,671
Weighted average interest rate during period		.49%		.49%		.52%

Federal funds purchased
Amount outstanding at period end	$	---	$	---	$	---
Weighted average interest rate at period end		---%		---%		---%
Maximum amount outstanding at any month-end during the period	$	---	$	---	$	---
Average amount outstanding during the period		$603		$5,781		$59,425
Weighted average interest rate during period		.33%		.71%		.89%

Repurchase agreements
Amount outstanding at period end		$13,500,000		$13,500,000		$13,500,000
Weighted average interest rate at period end		3.93%		3.93%		3.93%
Maximum amount outstanding at any month-end during the period		$13,500,000		$13,500,000		$13,500,000
Average amount outstanding during the period		$13,500.000		$13,500,000		$13,500,000
Weighted average interest rate during the period		3.99%		3.99%		3.99%

Corporate Cash Management
Amount outstanding at period end	$	---	$	---	$	---
Weighted average interest rate at period end		---%		---%		---%
Maximum amount outstanding at any month-end during the period	$	---	$	---		$401,138
Average amount outstanding during the period	$	---	$	---		$161,632
Weighted average interest rate during the period		---%		---%		.50%

Shareholders’ Equity

Total shareholders’ equity was $22,240,789, $22,089,467, and $21,777,262 at December 31, 2011, 2010 and 2009, respectively. Average shareholders’ equity to average assets was 10.67%, 9.99%, and 9.75% for 2011, 2010, and 2009, respectively. Book value per share was $12.98, $12.89, and $12.71 at December 31, 2011, 2010, and 2009, respectively.

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

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain certain capital ratios. Failure to meet capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. The required level of capital can also be affected by earnings, asset quality and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three-year capital program which, among other things, requires Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at December 31, 2011 and 2010 in the current economic circumstances, capital resources are a focus for the Corporation. See Note 15 to the financial statements for capital ratios. Should it be necessary or appropriate to obtain additional capital, then current shareholders could suffer dilution.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off-balance sheet obligations are loan commitments that were $18,556,714 and $19,487,404, respectively at December 31, 2011 and 2010. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, overnight federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”). At December 31, 2011 and December 31, 2010, we had available credit from borrowings in the amount of $45,091,542 and $41,413,677, respectively. MainStreet’s ratio of liquid assets to total liabilities at December 31, 2011, December 31, 2010 and December 31, 2009 was 19.17%, 14.93%, and 13.97%, respectively. As can be seen from the ratios, liquidity has continued to be strong and has increased over the last three years due to strategies implemented. Deposits provide the basic core for our liquidity. As discussed previously, our deposits declined $10.8 million at December 31, 2011 compared to December 31, 2010. Pricing in our market continues to be competitive. As a company, one of our strategies for 2011 was to lower deposit costs. In doing this, we have lost some deposits. Loan demand in 2011 was soft which worked well with our strategy to lower deposits. We have accomplished this and have increased our liquidity percentages at the same time. We have managed these levels and continue to do so as we work towards lowering our deposits costs in 2012.

In addition to the borrowing facilities, MainStreet has continuing relationships with several entities allowing for the gathering of brokered deposits. We are also a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million dollars in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank has accepted brokered deposits in the amount of $6.9 million as of December 31, 2011 which was 4.10% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At December 31, 2011, this would allow us to gather an additional $18.3 million in brokered deposits. Franklin Bank continues to be a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At December 31, 2011, Franklin Bank had $4.1 million in internet certificates of deposit. We have set policy limits on the amount of internet certificates of deposit that we can gather. According to our policy, we would be able to accept an additional $26.4 million at December 31, 2011.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. MainStreet utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300 and 400 basis point interest rate environment, as applicable. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the then current level prime rate of 3.25% at December 31, 2011 in a rising and declining 100, 200, 300 and 400, basis point interest rate environment; as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	10.00%	17.00%
+300 bp	6.25	8.00	14.00
+200 bp	5.25	6.00	10.00
+100 bp	4.25	3.00	5.00
-100 bp	2.25	-1.00	-2.00
-200 bp	1.25	-1.00	-2.00
-300 bp	0.25	-3.00	-5.00

MainStreet is sensitive to change in the interest rate environment particularly due to variable rate loans in our loan portfolio. In a rising rate environment, it is anticipated that the impact would be positive on the net interest margin. In a declining rate environment, MainStreet has exposure to the net interest margin. Management seeks to lower the impact on the net interest margin.

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

The affiliate fee paid to MainStreet helps support MainStreet’s cash requirements since most of the expenses are directly related to the companies it owns. Dividends from Franklin Bank are also a source of cash for MainStreet. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. In addition, as previously noted, the Agreement between Franklin Bank and the OCC prohibits the payment of dividends by Franklin Bank.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Corporation has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Corporation has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Corporation is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  There will be no impact on the Corporation’s consolidated financial statements because we do not have any assets related to this ASU 2011-08.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. There will be no impact on the Corporation’s consolidated financial statements related to this ASU 2011-11.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Corporation is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 15, 2012

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	December 31, 2011	December 31, 2010

Cash and due from banks	$2,767,395	$2,238,381
Interest-bearing deposits in banks	17,091,438	8,866,966
Federal funds sold	10,612,680	7,660,000
Total Cash and Cash Equivalents	30,471,513	18,765,347
Securities available-for-sale, at fair value	21,199,884	27,054,527
Restricted equity securities	830,000	996,600

Loans:
Total Gross Loans	143,134,494	158,745,645
Unearned deferred fees and costs, net	89,510	79,176
Loans, net of unearned deferred fees and costs	143,224,004	158,824,821
Less: Allowance for loan losses	(3,272,945)	(3,584,180)
Net Loans	139,951,059	155,240,641
Bank premises and equipment, net	1,654,496	1,811,673
Accrued interest receivable	547,905	725,261
Bank owned life insurance	3,049,696	2,939,590
Other real estate, net of valuation allowance	3,572,518	4,152,667
Other assets	2,578,240	2,849,099
Total Assets	$203,855,311	$214,535,405

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$20,975,660	$19,357,378
Interest bearing deposits	146,107,182	158,516,586
Total Deposits	167,082,842	177,873,964

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,031,680	1,071,974

Total Liabilities	181,614,522	192,445,938

Commitments and contingencies	---	---

Shareholders’ Equity:
Preferred stock, no par value, authorized	---	---
10,000,000 shares; none issued
Common stock, no par value, authorized 10,000,000
shares; issued and outstanding 1,713,375 shares
in 2011 and 2010, respectively	17,866,890	17,866,890
Retained earnings	3,986,150	4,132,595
Accumulated other comprehensive income	387,749	89,982

Total Shareholders’ Equity	22,240,789	22,089,467

Total Liabilities and Shareholders’ Equity	$203,855,311	$214,535,405

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest and Dividend Income:
Interest and fees on loans	$8,609,255	$9,588,767
Interest on interest-bearing deposits	25,757	34,501
Interest on federal funds sold	11,497	11,650
Interest on securities available-for-sale:
Taxable	753,407	963,875
Nontaxable	2,029	---
Dividends on restricted equity securities	30,280	28,215

Total Interest and Dividend Income	9,432,225	10,627,008

Interest Expense:
Interest on deposits	1,992,204	3,086,575
Interest on short-term borrowings	5	68
Interest on repurchase agreements	538,071	538,071

Total Interest Expense	2,530,280	3,624,714

Net Interest Income	6,901,945	7,002,294
Provision for loan losses	1,660,783	1,292,100

Net Interest Income After Provision for Loan Losses	5,241,162	5,710,194

Noninterest Income:
Service charges on deposit accounts	288,724	306,532
Mortgage brokerage income	171,727	263,208
Electronic card fees	160,429	143,079
Investment fee income	140,758	136,208
Income on bank owned life insurance	110,106	108,097
Gain on sale of securities available-for-sale	116,734	650,626
Other fee income and miscellaneous income	101,879	99,375
Total Noninterest Income	1,090,357	1,707,125

Noninterest Expense:
Salaries and employee benefits	2,807,985	2,958,062
Occupancy and equipment expense	850,647	862,376
Professional fees	245,677	239,221
Outside processing	433,004	457,759
FDIC assessment	293,337	547,466
Franchise tax	167,500	160,500
Other real estate and repossessions	1,224,894	357,359
Regulatory examination fees	111,332	114,099
Other expenses	483,943	563,109
Total Noninterest Expense	6,618,319	6,259,951

Net Income (Loss) Before Tax	$(286,800)	$1,157,368
Income Tax Expense (Benefit)	(140,355)	365,830
Net Income (Loss)	$(146,445)	$791,538

Basic Net Income (Loss) Per Share	$(.09)	$.46
Diluted Net Income (Loss) Per Share	$(.09)	$.46

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number Of Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2009	1,713,375	$17,843,650	$3,341,057	$592,555	$21,777,262

Comprehensive Income:

Net Income	---	---	791,538	---	791,538

Other comprehensive income (loss):

Net unrealized holding losses during
the period	---	---	---	(122,456)	(122,456)

Deferred income tax benefit	---	---	---	41,635	41,635

Less reclassification adjustments for gains included in net income, net of income tax expense of $221,213	---	---	---	(429,413)	(429,413)

Change in actuarial gain on SERP	---	---	---	11,608	11,608

Deferred income tax expense	---	---	---	(3,947)	(3,947)

Total other comprehensive loss	---	---	---	(502,573)	(502,573)

Total Comprehensive Income (Loss)	---	---	791,538	(502,573)	288,965

Stock-based compensation costs	---	23,240	---	---	23,240

Balance at December 31, 2010	1,713,375	$17,866,890	$4,132,595	$89,982	$22,089,467

Comprehensive Income:

Net loss	---	---	(146,445)	---	(146,445)

Other comprehensive income:

Net unrealized holding gains during the period	---	---	---	555,422	555,422

Deferred income tax expense	---	---	---	(188,844)	(188,844)

Less reclassification adjustments for gains included in net income, net of income tax expense of $39,690	---	---	---	(77,044)	(77,044)

Change in actuarial gain on SERP	---	---	---	12,474	12,474

Deferred income tax expense	---	---	---	(4,241)	(4,241)

Total other comprehensive income	---	---	---	297,767	297,767

Total Comprehensive Income	---	---	(146,445)	297,767	151,322

Balance at December 31, 2011	1,713,375	$17,866,890	$3,986,150	$387,749	$22,240,789

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

		Year Ended December 31, 2011	Year Ended December 31, 2010

Cash Flows From Operating Activities:
Net income (loss) from operations		$(146,445)	$791,538
Provision for loan losses		1,660,783	1,292,100
Depreciation and amortization		209,718	231,716
Amortization of discounts and premiums, net		159,390	96,868
Gain on sale of securities		(116,734)	(650,626)
Loss and impairment on other real estate owned and repossessions		1,139,172	216,200
Loss on disposal of fixed assets		---	3,895
Stock option expense		---	23,240
Deferred tax expense (benefit)		53,182	(220,501)
Decrease in accrued interest receivable		177,356	89,670
Decrease in other assets		163,131	1,040,587
Increase in value of BOLI		(110,106)	(108,097)
Increase (decrease) in accrued interest payable and other liabilities		(27,820)	74,211
Net cash provided by operating activities		3,161,627	2,880,801
Cash Flows From Investing Activities:
Purchases of furniture, fixtures, and equipment		(52,541)	(86,578)
Purchases of securities available-for-sale		(3,361,486)	(35,189,662)
Redemption of restricted equity securities		166,600	67,200
Calls/maturities/repayments of securities available-for-sale		8,020,623	18,633,581
Proceeds from sale of securities		1,591,538	13,260,569
Capital improvements to other real estate owned		(277,372)	(295,232)
Proceeds from sale of other real estate owned and repossessions		4,933,631	2,870,135
Loan originations and principal collections, net		8,314,668	4,571,704
Net cash provided by investing activities		19,335,661	3,831,717
Cash Flows From Financing Activities:
Increase in non-interest bearing deposits		1,618,282	1,774,867
Decrease in interest bearing deposits		(12,409,404)	(12,817,683)
Net cash used in financing activities		(10,791,122)	(11,042,816)
Net increase (decrease) in cash and cash equivalents		11,706,166	(4,330,298)
Cash and cash equivalents at beginning of year		$18,765,347	$23,095,645
Cash and cash equivalents at end of year		$30,471,513	$18,765,347
Supplemental disclosure of cash flow information:
Cash paid during the year for interest		$2,644,065	$3,706,849
Cash paid during the period for taxes	$	---	$225,000
Unrealized gain (loss) on securities available for sale		$438,688	$(773,082)
Transfer of loans to other real estate and other assets		$5,314,131	$3,430,285

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security, whether it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, and whether the Corportion expects to recover the security’s entire amortized cost basis.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(e)	Loans

The recorded investment in loans represents the customers unpaid principal balances, net of partial charge-offs and unearned fees and costs. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. Past due status on all loans is recognized and determined based on contractual terms. It is the Corporation’s policy to discontinue the accrual of interest on all loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Generally, all payments for all loans on nonaccrual status are applied as a principal reduction until the principal is satisfied. As a general rule, a nonaccrual loan may be restored to accrual status when none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest. If any interest payments received while the loan was in nonaccrual status were applied to reduce the recorded investment in the loan, the application of these payments to the loan’s recorded investment is not reversed (and interest income is not credited) when the loan is returned to accrual status. The Company must have received repayment of the past due principal and interest unless the asset has been formally restructured and qualifies for accrual status or the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is past due and in nonaccrual status, even though the loan has not been brought fully current, and the following two criteria are met: 1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and, 2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms involving payments of cash or cash equivalents. A loan that meets these two criteria may be restored to accrual status but must continue to be disclosed as past due if all arrearages have not been paid.

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans. BankShares considers a loan to be impaired when, based upon current information and events, it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in our analysis of impaired loans are loans 90 days or more past due and still accruing nonaccrual loans and troubled debt restructurings. BankShares evaluates its impaired loans and troubled debt restructurings on an individual basis. For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan’s collateral properties. For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans are included in the provision for loan losses.

(f)	Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. Total troubled debt restructurings at December 31, 2011 were $3.7 million.

(g)	Loan Fees and Costs

Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(h)	Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) losses are accrued when they are probable of occurring and are capable of estimation and (ii) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. As part of this process management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by loan segments. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are described above. A specific reserve is then allocated for the amount of the impairment. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) commercial and industrial loans not secured by real estate; 2) construction and land development loans; 3) residential 1-4 family first liens; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer or loans to individuals. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations.

Our allowance methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term; however, this amount cannot be reasonably estimated.

The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Charge-offs on commercial loans are recorded when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are generally charged off for closed end loans after 120 days past due and open end loans after 180 days past due, or earlier if there is information related to a loss. Loans secured by real estate are generally written down to appraised value less liquidation expenses with the remainder charged-off when a loss is apparent. Refer to Note 4 of the consolidated financial statements for detailed information related to the allowance for loan losses.

(i)	Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(k)	Stock Options and Warrants

MainStreet recognizes compensation cost relating to share-based payment transactions in accordance with generally accepted accounting principles. That cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for the award based on the grant-date fair value of the award and recognizes the cost over the period the employee is required to provide services for the award. MainStreet recorded compensation cost in the amount of $0 and $23,240 for the years ended December 31, 2011 and December 31, 2010, respectively. Additional disclosures required are included in Note 14 to the consolidated financial statements herein.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

(m)	Net Income (Loss) Per Share

ASC 260 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 11 for detailed information on net income (loss) per share for the years ending December 31, 2011 and 2010, respectively. Please refer to Note 14 for detailed information on stock options and warrants for the years ending December 31, 2011 and 2010, respectively.

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

December 31, 2011 and 2010

(o)	Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(p)	Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $48,906 and $75,639 for 2011 and 2010, respectively.

(q)	Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2011 and 2010 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U. S. government sponsored agencies	$2,804,763	$7,497	$(1,478)	$2,810,782
Mortgage backed securities	16,758,613	496,577	---	17,255,190
States and political subdivisions	1,111,363	22,549	---	1,133,912

Total securities available-for-sale	$20,674,739	$526,623	$(1,478)	$21,199,884

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Market Value
U.S. government sponsored agencies	$3,375,529	$33,938	$(43,260)	$3,366,207
Mortgage backed securities	23,592,541	287,034	(191,255)	23,688,320

Total securities available-for-sale	$26,968,070	$320,972	$(234,515)	$27,054,527

All of our mortgage backed securities are either guaranteed by U. S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available-for-sale at December 31, 2011, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost		Approximate Market Value
Due in one year or less	$	---	$	---
Due after one year but within five years		750,000		749,138
Due after five years but within ten years		3,741,343		3,793,408
Due after ten years		16,183,396		16,657,338

		$20,674,739		$21,199,884

There were gross gains of $116,734 and $650,626 and no losses recorded on sales and calls of securities available for sale at December 31, 2011 and 2010, respectively.

Securities available-for-sale with carrying values approximating $15,802,309 and $16,325,648 at December 31, 2011 and

December 31, 2010, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Following demonstrates the unrealized loss position of securities available for sale at December 31, 2011 and 2010.

				December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses		Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
U. S. government sponsored agencies	$2,248,523	$(1,478)	$	---	$	---	$2,248,523	$(1,478)
Total temporarily impaired securities	$2,248,523	$(1,478)	$	---	$	---	$2,248,523	$(1,478)

				December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses		Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
U. S. government sponsored agencies	$1,706,740	$(43,260)	$	---	$	---	$1,706,740	$(43,260)
Mortgage backed securities	8,655,226	(191,255)		---		---	8,655,226	(191,255)
Total temporarily impaired securities	$10,361,966	$(234,515)	$	---	$	---	$10,361,966	$(234,515)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At December 31, 2011, $2.2 million securities had unrealized losses and at December 31, 2010, $10.4 million securities had unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at December 31, 2011 and December 31, 2010.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at December 31, 2011 and December 31, 2010. Federal Home Loan Bank (“FHLB”) stock makes up the remainder of the balance in restricted equity securities and totaled $394,900 and $561,500 at December 31, 2011 and 2010, respectively. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at December 31, 2011 and no impairment has been recognized. FHLB repurchased some excess capital stock during 2011 and 2010 and has paid some dividends.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at December 31, 2011 and 2010 are as follows:

	2011	2010
Commercial	$11,061,471	$10,874,581
Real Estate:
Construction and land development	26,102,914	31,397,922
Residential 1-4 families
First liens	37,735,618	39,509,829
Junior liens	8,486,594	9,537,112
Home Equity lines	7,639,785	10,650,365
Commercial real estate	50,272,002	54,455,674
Consumer	1,836,110	2,320,162
Total Gross Loans	143,134,494	158,745,645
Unearned fees and costs, net	89,510	79,176
Recorded Investment	$143,224,004	$158,824,821

Overdrafts reclassified to loans at December 31, 2011 and 2010 were $4,916 and $23,852, respectively.

Loan Origination/Risk Management: Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by Account Officers for the purpose of making sound and prudent credit decisions. Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss. Each credit decision is based on merit and no other factors. Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of the Corporation’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment. A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, adversely risk rated, and credit concentrations. The portfolio is constantly reviewed based on segments of concern, past due status, extension of credits along with stress testing the portfolio’s collateral values and debt service coverages for a significant portion of loans within defined loan concentrations. Annually, a Loan Review Plan is developed to identify and mitigate potential weakness in the loan portfolio. Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist. The developed plan is presented to Loan Committee of Franklin Bank’s Board of Directors each year for approval. Review segments vary from year to year to ensure a complete cycle of all significant loan product types. Results of each review segment are communicated to the Loan Committee of the Board of Directors with a response from the Bank’s Senior Lender or Head of Retail lending depending on the product type reviewed.

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

December 31, 2011 and 2010

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance at beginning of year	$3,584,180	$3,277,559
Provision for loan losses	1,660,783	1,292,100
Losses charged to allowance	(2,143,502)	(1,155,235)
Recoveries credited to allowance	171,484	169,756
Balance at end of year	$3,272,945	$3,584,180

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2011 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
	Commercial	and Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Unallocated		Total
Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$	---	$3,584,180
Charge-offs	(482,651)	(922,440)	(311,265)	(164,907)	(34,745)	(205,824)	(21,670)		---	(2,143,502)
Recoveries	32,312	62,883	62,755	1,232	---	---	12,302		---	171,484
Provision	466,881	676,018	282,966	94,958	(83,736)	237,275	(18,689)		5,110	1,660,783
Ending Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911		$5,110	$3,272,945

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

A breakdown of the allowance for loan losses and the recorded investment in loans by individually and collectively evaluated for impairment at December 31, 2011 is shown below.

		Real Estate
		Construction	Residential 1-4 Families			Home	Commercial
	Commercial	and Land Development	First Liens	Junior Liens		Equity Lines	Real Estate	Consumer		Unallocated		Total
Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$2,075	$292,323	$413,354	$	---	$ ---	$110,820	$	---	$	---	$818,572

Ending Balance:
Collectively evaluated for impairment	152,916	610,321	686,785		174,809	98,582	713,939		11,911		5,110	2,454,373

	$154,991	$902,644	$1,100,139		$174,809	$98,582	$824,759		$11,911		$5,110	$3,272,945

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
	Commercial	and Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Total
Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$136,680	$1,624,238	$4,852,061	$424,795	$131,439	$1,533,473	$50,694	$8,753,380

Ending Balance:
Collectively evaluated for impairment	10,924,791	24,478,676	32,883,557	8,061,799	7,508,346	48,738,529	1,785,416	134,381,114

	$11,061,471	$26,102,914	$37,735,618	$8,486,594	$7,639,785	$50,272,002	$1,836,110	$143,134,494

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

A breakdown of the allowance for loan losses and the recorded investment in loans by individually and collectively evaluated for impairment at December 31, 2010 is shown below.

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
	Commercial	and Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Total
Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$1,686	$321,053	$193,563	$12,020	$11,838	$7,232	$18,312	$565,704

Ending Balance:
Collectively evaluated for impairment	136,763	765,130	872,120	231,506	205,225	786,076	21,656	3,018,476

	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$3,584,180

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
	Commercial	and Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Loans, Net of Unearned Fees And Costs
Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$352,156	$3,710,600	$3,378,390	$196,970	$147,978	$272,534	$18,312	$8,076,940

Ending Balance:
Collectively evaluated for impairment	10,522,425	27,687,322	36,131,439	9,340,142	10,502,387	54,183,140	2,301,850	150,668,705

	$10,874,581	$31,397,922	$39,509,829	$9,537,112	$10,650,365	$54,455,674	$2,320,162	$158,745,645

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

An age analysis of past due loans as of December 31, 2011 is as follows:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Accruing Loans 90 or More Days Past Due		Nonaccrual Loans
Commercial	$150,390	$4,287	$88,350	$243,027	$10,818,444	$11,061,471	$	---	$104,579
Real Estate:
Construction and land development	52,406	43,274	1,526,501	1,622,181	24,480,733	26,102,914		---	1,624,238
Residential 1-4 Families
First Liens	836,919	1,674,264	2,689,459	5,200,642	32,534,976	37,735,618		---	4,852,061
Junior Liens	208,807	---	---	208,807	8,277,787	8,486,594		---	156,490
Home Equity lines	26,773	---	---	26,773	7,613,012	7,639,785		---	131,439
Commercial Real Estate	---	---	148,221	148,221	50,123,781	50,272,002		---	148,221
Consumer	2,103	---	---	2,103	1,834,007	1,836,110		---	50,694

	$1,277,398	$1,721,825	$4,452,531	$7,451,754	$135,682,740	$143,134,494	$	---	$7,067,722

An age analysis of past due loans as of December 31, 2010 is as follows:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Accruing Loans 90 or More Days Past Due	Nonaccrual Loans
Commercial	$133,113	$8,504	$46,763	$188,380	$10,686,201	$10,874,581	$1,969	$352,156
Real Estate:
Construction and land development	920,167	350,816	2,467,750	3,738,733	27,659,189	31,397,922	125,129	3,710,600
Residential 1-4 Families
First Liens	936,689	847,000	2,007,009	3,790,698	35,719,131	39,509,829	677,178	3,027,892
Junior Liens	65,130	178,710	150,250	394,090	9,143,022	9,537,112	---	172,871
Home Equity lines			147,978	147,978	10,502,387	10,650,365	---	147,978
Commercial Real Estate	242,412	---	530,433	772,845	53,682,829	54,455,674	257,898	272,534
Consumer	34,228	2,407	---	36,635	2,283,527	2,320,162	---	18,312

	$2,331,739	$1,387,437	$5,350,183	$9,069,359	$149,676,286	$158,745,645	$1,062,174	$7,702,343

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Impaired loans at December 31, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$170,080	$36,388	$100,292	$2,075	$327,051	$593
Real Estate:
Construction and land development	1,664,551	1,263,551	360,687	292,323	2,163,855	24,174
Residential 1-4 Families
First Liens	4,901,815	2,474,255	2,377,806	413,354	3,618,240	122,856
Junior Liens	424,795	---	424,795	---	570,365	15,383
Home Equity lines	163,703	---	131,439	---	177,972	3,520
Commercial Real Estate	1,533,473	1,385,252	148,221	110,820	809,181	105,266
Consumer	142,188	---	50,694	---	56,639	653

	$9,000,605	$5,159,446	$3,593,934	$818,572	$7,723,303	$272,445

Impaired loans at December 31, 2010 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$493,422	$103,649	$248,507	$1,686	$216,718	$7,256
Real Estate:
Construction and land development	3,845,257	1,393,123	2,317,477	321,053	2,885,989	56,859
Residential 1-4 Families
First Liens	3,378,390	1,106,931	2,271,458	193,563	1,849,504	157,609
Junior Liens	196,970	150,250	46,721	12,020	192,966	8,233
Home Equity lines	147,978	147,978	---	11,838	36,995	6,289
Commercial Real Estate	272,534	272,534	---	7,232	328,458	4,636
Consumer	18,312	18,312	---	18,312	20,356	---

	$8,352,863	$3,192,777	$4,884,163	$565,704	$5,530,986	$240,882

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Impaired loans on nonaccrual were $7,067,722 and $7,702,343 at December 31, 2011 and December 31, 2010, respectively. The average balance for impaired loans was approximately $7,723,303 and $5,530,986 for the years ending December 31, 2011 and December 31, 2010, respectively. Of the impaired loans at December 31, 2011, $5,159,446 had specific reserves of $818,572 included in the allowance for loan losses and $526,948 had portions of the loan charged off. Of the impaired loans at December 31, 2010, $3,192,777 had specific reserves of $565,704 included in the allowance for loan losses and an additional $329,587 had portions of the loan charged off. Following is a breakdown of the interest for impaired loans for the years ending December 31, 2011 and 2010, respectively.

	December 2011	December 2010
Interest that would have been earned	$794,174	$523,063
Interest reflected in income	272,445	240,882
Lost interest	$521,729	$282,181

All interest in income on impaired loans had been received in 2011 and 2010. No additional interest was reflected in income for 2011 and 2010 on impaired loans.

At December 31, 2011 and December 31, 2010 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,685,658 and $374,597, respectively. These loans did not have any additional commitments at December 31, 2011 and December 31, 2010, respectively. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at December 31, 2011 and December 31, 2010, respectively. Troubled debt restructurings are included in the impaired loan disclosures.

Of the $1,965,318 in troubled debt restructurings modified during the year ended December 31, 2011, $279,660 are on nonaccrual and are also included in the nonaccrual loan disclosures. For the year-to-date period ended December 31, 2011, below describes the troubled debt restructurings at the time of modification:

	Pre-Modification		Post-Modification
	Number of Loans	Balance	Number of Loans	Balance
Commercial	1	$34,940	1	$34,940
Real Estate:
Construction and land development	---	---	---	---
Residential 1-4 families:
First liens	---	---	---	---
Junior liens	3	616,249	3	272,921
Home Equity Lines	1	165,744	1	133,480
Commercial Real Estate	3	1,535,647	3	1,535,647
Consumer	---	---	---	---
	8	$2,352,580	8	$1,976,988

The commercial loan restructured represents the deficiency balance remaining after foreclosure. There were three junior lien troubled debt restructurings during 2011. One of the credits was a lot loan where the borrower suffered financial difficulty and the lot lost value. The lot was taken into other real estate and the deficit was put into a new note secured by a second lien on the borrower’s home. The new note is interest only for two years to allow for time to sell the property. On another junior lien the borrower had lost his job and taken another job with significantly less income. The rate was reduced to assist the borrower. The third credit was renewed for a borrower that had consolidated debt and the loan to value was greater than 100%. The home equity line was renewed for six months to allow the borrower additional time to sell property. The loan to value was greater than 100%. Commercial real estate loans consisted of three loans and two relationships. One relationship consisted of two loans modified with a lower interest rate and a longer amortization period where the borrower was experiencing financial difficulty due to increased vacancies and reduced cash flow. The second relationship was a credit reworked after part of the collateral was sold. This borrower is continuing to have difficulty with making payments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The table below details the troubled debt restructurings that originated in 2011 and subsequently defaulted.

2011
	Number of Loans		Balance
Commercial	---	$	---
Real Estate:
Construction and land development	---		---
Residential 1-4 families:
First liens	---		---
Junior liens	---		---
Home Equity Lines	---		---
Commercial Real Estate	1		148,221
Consumer	---		---
	1		$148,221

Of the credits modified during 2011, one commercial real estate loan totaling $148,221 has defaulted during the year. The loan was individually evaluated for impairment at year end. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

The Corporation’s internally assigned grades for credit quality are as follows:

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Special Mention (5.00)

Assets in this category demonstrate signs of potential weakness, which, if uncorrected, could result in default. The borrower’s liquidity or equity may be marginal, trends in cash flow and profitability may point to a weakening financial condition, or the borrower’s industry may be slightly unstable or showing early indications of decline. Collateral may be illiquid or provide only a relatively small margin. Migration analysis data is performed and updated quarterly on these loans. It is based on loans downgraded originally into this category. Our loss factor is determined based on charge-offs during the quarter divided by the balance of special mention loans at the beginning of the quarter, which is then increased by qualitative factors resulting in an applied loss factor of 3%.

Substandard (6.00)

Loans in this category present an unacceptable credit risk. Borrowers and guarantors may be financially weak, and may lack the sufficient resources to adequately service debt. The abilities of management and industry stability may also be of concern. Collateral may be lacking in quality or liquidity, and offers little additional protection. Migration analysis data is performed and updated quarterly on these loans. It is based on loans downgraded originally into this category. For nonimpaired substandard loans, our loss factor is determined based on charge-offs during the quarter divided by the balance of substandard loans at the beginning of the quarter. This is then increased by the substandard loans’ qualitative factors resulting in an applied loss factor of 8%.

Doubtful (7.00)

These loans have an extremely high probability of loss, though the timing and magnitude of the loss may remain unclear. Borrowers and guarantors exhibit major financial shortcomings, and clearly lack the sufficient resources to adequately service debt or honor their commitments. Collateral is lacking in quality or liquidity, and offers little, if any, additional protection.

Loss (8.00)

The probability of collection on these credits is so low that they may be properly classified as uncollectible. Generally, consumer loans, home equity lines, and residential 1-4 family loans are not risk rated and considered a pass credit unless they are related to a risk rated commercial loan relationship or exhibit criticized asset characteristics.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The tables below represent the balances in the risk rating categories at December 31, 2011 and 2010.

December 31, 2011

		Real Estate
			Residential 1-4 Families
Internal Risk Rating Grades	Commercial	Construction And Land Development	First Liens	Junior Liens	Home Equity Lines	Commercial Real Estate	Consumer	Totals by Internal Risk Rating Grade
Grade:
Pass	$9,869,976	$21,364,943	$30,016,743	$7,251,555	$7,486,498	$43,885,034	$1,782,754	$121,657,503
Special Mention	878,058	1,067,783	492,941	---	---	1,611,592	---	4,050,374
Substandard	312,325	3,377,865	6,812,580	1,235,039	153,287	4,775,376	53,356	16,719,828
Doubtful	1,112	292,323	413,354	---	---	---	---	706,789
Loss	---	---	---	---	---	---	---	---

	$11,061,471	$26,102,914	$37,735,618	$8,486,594	$7,639,785	$50,272,002	$1,836,110	$143,134,494

December 31, 2010

		Real Estate
			Residential 1-4 Families
Internal Risk Rating Grades	Commercial	Construction And Land Development	First Liens	Junior Liens	Home Equity Lines	Commercial Real Estate	Consumer	Totals by Internal Risk Rating Grade
Grade:
Pass	$10,025,118	$23,635,182	$30,668,053	$6,960,663	$9,687,608	$48,984,057	$2,207,956	$132,168,637
Special Mention	83,794	1,582,130	1,177,611	1,430,907	314,779	1,714,482	---	6,303,703
Substandard	662,020	5,306,206	7,362,676	1,145,542	647,978	3,484,601	93,894	18,702,917
Doubtful	103,649	874,404	301,489	---	---	272,534	18,312	1,570,388
Loss	---	---	---	---	---	---	---	---

	$10,874,581	$31,397,922	$39,509,829	$9,537,112	$10,650,365	$54,455,674	$2,320,162	$158,745,645

Note 5 – Related Party Loans

Directors, executive officers and related interests provide the corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2011 and 2010 for all such loans are summarized below:

	2011	2010
Balance at beginning of year	$11,714,823	$10,784,389
Additions	10,140,995	11,618,982
Payments	(10,691,135)	(10,688,548)
Balance at end of year	$11,164,683	$11,714,823

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features. Total unfunded commitments to related persons were $3,378,002 and $3,554,547 at December 31, 2011 and 2010, respectively.

Note 6 – Bank premises and Equipment

Bank premises and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
Buildings and land	$1,306,410	$1,306,410
Furniture and equipment	1,317,906	1,300,740
Computer software	249,773	249,773
Leasehold improvements	425,865	406,917
Automobiles	20,284	20,284
	3,320,238	3,284,124
Accumulated depreciation and amortization	(1,665,742)	(1,472,451)
Bank premises and equipment, net	$1,654,496	$1,811,673

Depreciation expense was $209,718 and $231,716 for 2011 and 2010, respectively.

Note 7 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2011 and 2010 are as follows:

	2011
	Time Deposits $100,000 and Over	Other Time Deposits
2012	$21,785,790	$38,665,254
2013	8,191,446	5,449,180
2014	5,755,154	4,532,309
2015	4,144,806	6,051,865
2016	2,899,141	2,414,876
Total	$42,776,337	$57,113,484

	2010
	Time Deposits $100,000 and Over	Other Time Deposits
2011	$30,351,293	$47,763,591
2012	6,037,160	4,726,875
2013	4,586,750	2,912,002
2014	5,797,992	4,546,561
2015	3,899,187	5,896,486
Total	$50,672,382	$65,845,515

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2011 and 2010 were $7,129,598 and $7,775,963, respectively. Brokered deposits totaled $6.9 million and $6.5 million at December 31, 2011 and 2010, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 8 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at December 31, 2011 and December 31, 2010.

There were no overnight federal funds purchased at December 31, 2011 and December 31, 2010.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at December 31, 2011 and December 31, 2010.

Note 9 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CGMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at December 31, 2011.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2011.

Note 10 – Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Corporation is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2011	2010
Current expense (benefit)	$(193,537)	$586,331
Deferred tax expense (benefit)	53,182	(220,501)
Income tax expense (benefit)	$(140,355)	$365,830

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2011	2010
Computed at the expected federal statutory rate	$(97,512)	$393,505
Nondeductible meals & entertainment	959	1,176
Bank owned life insurance	(37,436)	(36,753)
Tax exempt loan interest	(5,797)	---
Tax exempt securities income	(569)	---
Incentive stock option expense	---	7,902
Income Tax Expense	$(140,355)	$365,830

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The components of deferred tax assets and liabilities are as follows:

	2011	2010
Allowance for loan losses	$836,020	$1,017,167
SERP accrual	193,319	151,959
Interest on nonaccrual loans	140,694	71,457
Other	17,718	5,216
Unrealized losses on other real estate	80,179	92,769
Deferred tax assets	1,267,930	1,338,568
Prepaid service contracts and insurance	34,541	31,596
Depreciation and amortization	76,841	96,486
Unrealized gain on securities available-for-sale	178,549	29,395
Other	29,638	26,152
Deferred tax liabilities	319,569	183,629
Net deferred tax assets	$948,361	$1,154,939

Note 11 – Net Income (Loss) Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Net income (loss) per share, basic	1,713,375	$(.09)	1,713,375	$.46

Effect of dilutive securities:
Stock options and warrants	---		---

Net income (loss) per share, diluted	1,713,375	$(.09)	1,713,375	$.46

In 2011 and 2010, stock options representing 161,272 shares were not included in the calculation of earnings per share because they would have been antidilutive.

Note 12 - Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. BankShares has a 401-K plan which provides for contributions by employees and a matching contribution by the Company. Total 401-K match expense was $72,171 and $77,043 for the years ended December 31, 2011 and 2010, respectively.

In addition, MainStreet has supplemental retirement benefits provided to its executive officers under a supplemental executive retirement plan (“SERP”) executed in 2007. Although technically unfunded, a Rabbi Trust and insurance policies on the lives of the covered executives are available to finance future benefits. The Bank is the owner and beneficiary of these policies. The expense for 2011 and 2010 was $121,647 and $114,621, respectively. Total expected expense for 2012 is $139,806. The following were significant actuarial assumptions used to determine benefit obligations:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.25%
Assumed rate of annual compensation increases	4.50	4.50

	December 31, 2011	December 31, 2010
Changes in Projected Benefit Obligation
Projected benefit obligation January 1,	$397,059	$294,046
Service cost	101,804	99,949
Interest cost	23,790	17,477
Prior (gain) loss amortized	(3,947)	(2,805)
Actuarial (gain) loss	(12,474)	(11,608)
Benefits paid	---	---
Projected benefit obligation, December 31	$506,232	$397,059

The SERP liability, equal to the projected benefit obligation above, is included in other liabilities on the Corporation’s consolidated balance sheet.

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial gains	$62,354	$49,880
Deferred income tax expense	(21,200)	(16,959)
	$41,154	$32,921

Components of Net Periodic Benefit Cost
Service cost	$101,804	$99,949
Interest cost	23,790	17,477
Actuarial gains	(3,947)	(2,805)
Net Periodic Benefit Cost	$121,647	$114,621

Other Pre-tax Changes in Benefit Obligations Recognized in Other Comprehensive Income
Actuarial gains	$(12,474)	$(11,608)

Total Pre-tax Amounts Recognized in Net Periodic
Cost and Other Comprehensive Income	$109,173	$103,013

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

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A banking office, Westlake Branch, of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. Franklin Bank’s 220 North banking office was located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank is a partner in the ownership of the facility. The lease commenced June 1, 2007 and will expire June 1, 2012. This banking office was closed effective November 13, 2010; however, the lease remains in effect until its maturity and has a sublease until then. Management deems these leases to be made at comparable market values.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In addition to the leases for office space, the Corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $364,000 and $326,000 for the years ended December 31, 2011 and 2010, respectively. Future rental payments under non-cancelable operating leases approximate $346,000, $341,000, $341,000, $337,000 and $301,000 for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively. The total aggregate of lease payments after 2016 total approximately $524,000.

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

MainStreet and Franklin Bank entered into change in control agreements with its Vice Presidents effective November 14, 2007. The agreements shall remain in effect until the termination of the officers’ employment, other than a termination of employment which results in a payment obligation, at which time it will become null and void. The Franklin Community Bank agreements provide for a non competition obligation within a 50 mile radius of the office where the officer was principally located during the twelve months preceding the officer’s termination.

Note 14 - Stock Options and Warrants

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

Options in the amount of 33,000, of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to a former employee and expire in June 2013.

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors on January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of December 31, 2011, there were 136,527 options granted under this Plan of which 822 options have been exercised and 7,433 stock options forfeited.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to these option agreements as of December 31, 2011.

There were no stock option grants during 2011 or 2010. The Black-Scholes option-pricing model was utilized for grants prior to 2009 using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield.

Expected volatilities are based on the historical volatility of MainStreet’s stock. Stock options granted in 2006 and forward are included in the calculation of compensation cost. The risk-free rate for the period within the contractual life of the stock option was based upon the ten year Treasury rate at the date of the grant. Expected life was calculated using the simplified method based on the average of the vesting period and contractual life of the options.

MainStreet recorded $0 and $23,240 in stock-based compensation during the years ended December 31, 2011 and 2010, respectively.

MainStreet did not have anyone exercise warrants or stock options during the years ended December 31, 2011 and 2010.

Following is a status and summary of changes of stock options and warrants during the year ended December 31, 2011:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2011	Price	Term	Value
Outstanding at beginning of year	161,272	$12.17
Granted	---	---
Exercised	---	---
Forfeited	---	---
Expired	---	---
Outstanding at year-end	161,272	$12.17	3.67	$ ---
Exercisable at year-end	161,272	$12.17	3.67	$ ---

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of the Corporation’s stock.

As of December 31, 2011 and 2010, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost was recognized over a weighted-average period of 3.0 years.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

As of December 31, 2011, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
9.55	33,000	1.50
12.09	85,147	3.90
12.09	17,299	4.00
15.00	13,260	5.95
16.75	12,566	5.00
$9.55 - $16.75	161,272

Note 15 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. As of December 31, 2011, the aggregate amount of unrestricted funds according to the regulation that could be transferred from the Corporation’s bank subsidiary to the Parent Corporation for payment of dividends to shareholders without prior regulatory approval, totaled $644,545 or .32% of the total consolidated assets; however, on April 16, 2009, Franklin Bank entered into a formal agreement with the Office of the Comptroller of the Currency that restricts dividend payments to the holding company.

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank. As of December 31, 2011, Franklin Bank was required to maintain a reserve balance of $250,000 with Community Bankers’ Bank.

BankShares and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2011 and 2010. On June 17, 2009, MainStreet entered into an agreement with the Federal Reserve Bank of Richmond which among other things restricted dividend payments.

Actual capital amounts and ratios for MainStreet at December 31, 2011 and 2010 are presented in the following table:

			For Capital
	Actual		Adequacy		To Be Well Capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$23,680,761	16.36%	$11,582,000	8.00%	$14,477,000	10.00%

Tier I capital (to risk weighted assets)	21,853,040	15.09	5,791,000	4.00	8,686,000	6.00

Tier I capital (to average assets)	21,853,040	10.68	8,183,000	4.00	10,229,000	5.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

			For Capital
	Actual		Adequacy		To Be Well Capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$23,971,123	15.35%	$12,490,000	8.00%	$15,612,000	10.00%

Tier I capital (to risk weighted assets)	21,999,485	14.09	6,245,000	4.00	9,367,000	6.00

Tier I capital (to average assets)	21,999,485	9.99	8,805,000	4.00	11,006,000	5.00

Actual capital amounts and ratios for Franklin Bank at December 31, 2011 and 2010 are presented in the following table:

			For Capital
	Actual		Adequacy		To Be Well Capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$22,654,644	15.71%	$11,554,000	8.00%	$14,442,000	10.00%

Tier I capital (to risk weighted assets)	20,833,548	14.44	5,769,000	4.00	8,654,000	6.00

Tier I capital (to average assets)	20,833,548	10.21	8,162,000	4.00	10,202,000	5.00

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$22,993,883	14.77%	$12,451,000	8.00%	$15,564,000	10.00%

Tier I capital (to risk weighted assets)	21,028,170	13.51	6,226,000	4.00	9,338,000	6.00

Tier I capital (to average assets)	21,028,170	9.57	8,787,000	4.00	10,983,000	5.00

Note 16 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets

Cash and due from banks	$158,105	$125,938
Interest-bearing deposits in other banks	428,503	480,346
Furniture, fixtures and equipment, net	95,441	99,014
Other assets	41,527	38,183
Investment in subsidiaries	21,590,119	21,438,802

Total Assets	$22,313,695	$22,182,283

Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$72,906	$92,816

Shareholders’ Equity

Common shareholders’ equity	22,240,789	22,089,467

Total Liabilities and Shareholders’ Equity	$22,313,695	$22,182,283

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Income
Equity (loss) in undistributed income of subsidiaries	$(146,450)	$813,360
Interest income	2,018	4,929
Other income	158	(1,107)
Affiliate fee income	1,543,560	1,270,356
Total Income	1,399,286	2,087,538

Expenses
Salaries and employee benefits	1,016,713	794,697
Occupancy and equipment expense	143,394	117,530
Professional fees	179,613	180,131
Outside processing	83,145	84,559
Other expenses	122,683	118,300
Total Expenses	1,545,548	1,295,217

Net Income (Loss) Before Tax	(146,262)	792,321
Income Tax Expense	183	783
Net Income (Loss)	$(146,445)	$791,538

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(146,445)	$791,538
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	42,294	36,513
Stock option expense	---	23,240
Equity (loss) in undistributed income of subsidiaries	146,450	(813,360)
Increase in other assets	(3,344)	(3,668)
Increase (decrease) in other liabilities	(19,910)	27,709
Net Cash Provided by Operating Activities	19,045	61,972
Cash Flows From Investing Activities:
(Increase) decrease in interest-bearing deposits	51,843	(4,928)
Purchases of furniture and equipment	(38,721)	(47,032)
Net Cash Provided By (Used) in Investing Activities	13,122	(51,960)
Net Increase (Decrease) in Cash	32,167	10,012
Cash at Beginning of Year	125,938	115,926
Cash at End of Year	$158,105	$125,938

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2011 and 2010, outstanding commitments to extend credit including letters of credit were $18,556,714 and $19,487,404 respectively.

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

Note 18 – Concentrations of Credit Risk

MainStreet monitors its loan portfolio by the segments found in Note 3 of these financial statements. In addition, we look at the trends of significant industries within the segments. Loan segments are categorized primarily based upon regulatory guidelines which follows the underlying collateral. For the most part, MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant regional industries within the region including pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectibility of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a portion of our real estate lending is dependent on buyers who move into our region. There are three industry concentrations that are broken out in the table below by our loan segments.

	December 31, 2011
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$1,253,591	$483,320	$1,498,370	$3,235,281
Real Estate
Construction and land development	2,492,124	5,301,322	3,623,938	11,417,384
Residential, 1-4 families
First Liens	5,496,770	1,301,934	6,179,892	12,978,596
Junior Liens	577,046	124,413	763,513	1,464,972
Home Equity Lines	9,845	---	---	9,845
Commercial real estate	3,995,367	315,979	23,396,327	27,707,673
Consumer	10,602	---	---	10,602

Total	$13,835,345	$7,526,968	$35,462,040	$56,824,353

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	December 31 2010
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$443,013	$614,635	$812,106	$1,869,754
Real Estate
Construction and land development	4,387,748	6,710,224	3,955,180	15,053,152
Residential, 1-4 families
First Liens	6,835,289	1,331,119	7,606,687	15,773,095
Junior Liens	1,164,589	281,650	1,175,448	2,621,687
Home Equity Lines	---	---	---	---
Commercial real estate	5,290,754	1,223,308	21,838,326	28,352,388
Consumer	---	---	---	---

Total	$18,121,393	$10,160,936	$35,387,747	$63,670,076

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations.

	December 31, 2011
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$498,228	$223,228	$275,000
Speculative lot loans	7,267,049	3,223,647	4,043,402
Speculative single-family housing construction	6,200,835	4,194,489	2,006,346

	December 31, 2010
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$202,628	$124,899	$77,729
Speculative lot loans	11,041,891	7,696,803	3,345,088
Speculative single-family housing construction	3,073,016	2,836,216	236,800

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

December 31, 2011 and 2010

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

The following describes the valuation techniques used by MainStreet to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). We only utilize third party vendors to provide fair value data for the purposes of recording amounts related to our fair value measurements of our securities available for sale portfolio. We obtain SSAE16 reports from our third party vendor on an annual basis. Our third party vendor also utilizes a reputable pricing company for security market data that utilizes a matrix pricing model. For government sponsored agencies, the model gathers information from market sources and integrates relative credit information, observed market movements and sector news. For agency mortgage backed securities, the model incorporates the current weighted average maturity and takes into account additional pool level information supplied directly by the agency or government sponsored enterprise. The third party vendor system has controls and edits in place for month-to-month market checks and zero pricing. We make no adjustments to the pricing service data received for our securities available for sale.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,810,782	$ ---	$2,810,782	$ ---
Mortgage backed securities	17,255,190	---	17,255,190	---
States and political subdivisions	1,133,912	---	1,133,912	---
Total available-for-sale securities	$21,199,884	$ ---	$21,199,884	$ ---
Total assets at fair value	$21,199,884	$ ---	$21,199,884	$ ---

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$3,366,207	$ ---	$3,366,207	$ ---
Mortgage backed securities	23,688,320	---	23,688,320	---
Total available-for-sale securities	$27,054,527	$ ---	$27,054,527	$ ---
Total assets at fair value	$27,054,527	$ ---	$27,054,527	$ ---

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

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis during the period.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

		Carrying value at December 31, 2011
		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$4,867,822	$ ---	$4,218,384	$649,438
Other real estate owned, net	3,572,518	---	1,596,190	1,976,328
Total assets at fair value	$8,440,340	$ ---	$5,814,574	$2,625,766

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2010
		Quoted Prices in Active Markets	Significant Other	Significant
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$2,956,660	$ ---	$2,433,825	$522,835
Other real estate owned, net	4,152,667	---	3,054,695	1,097,972
Total assets at fair value	$7,109,327	$ ---	$5,488,520	$1,620,807

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

December 31, 2010 and 2010

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

The estimated fair values of financial instruments at December 31, 2011 are as follows:

	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and due from banks	$2,767,395	$2,767,395
Interest-bearing deposits in other banks	17,091,438	17,091,438
Federal funds sold	10,612,680	10,612,680
Securities available-for-sale	21,199,884	21,199,884
Restricted equity securities	830,000	830,000
Loans, net	139,951,059	138,716,777
Accrued interest receivable	547,905	547,905
Bank owned life insurance	3,049,696	3,049,696

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$20,975,660	$20,975,660
Interest bearing deposits	146,107,182	146,767,245
Repurchase agreements	13,500,000	13,874,422
Accrued interest payable	225,611	225,611

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The estimated fair values of financial instruments at December 31, 2010 are as follows:

	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,238,381	$2,238,381
Interest-bearing deposits in other banks	8,866,966	8,866,966
Federal funds sold	7,660,000	7,660,000
Securities available-for-sale	27,054,527	27,054,527
Restricted equity securities	996,600	996,600
Loans, net	155,240,641	155,042,619
Accrued interest receivable	725,261	725,261
Bank owned life insurance	2,939,590	2,939,590

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$19,357,378	$19,357,378
Interest bearing deposits	158,516,586	159,302,665
Repurchase agreements	13,500,000	14,422,050
Accrued interest payable	339,396	339,396

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

The Corporation currently is not involved in any litigation matters.

Note 21 - Subsequent Events

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.

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

December 31, 2011 and 2010

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

Name (Age)	Offices and Positions Held

Class A Directors – Term Expires 2014

Larry A. Heaton (54)	Director since October 2002
President/CEO of MainStreet BankShares, Inc. since
May 2006. President/CEO/Chairman of Franklin Bank since October 2002.

Michael A. Turner (58)	Director since December 2002

Class B Directors – Term Expires 2012

Joseph F. Clark (49)	Director since July 2001

Charles L. Dalton (48)	Director since July 2001

Joel R. Shepherd (48)	Director since December 2002

Class C Directors – Terms Expires 2013

William L. Cooper, III (58)	Director since February 2007

John M. Deekens (64)	Director since July 2001

Danny M. Perdue (66)	Director since December 2002

Joseph F. Clark is President of Clark Brothers Company, Inc., in Stuart, Virginia, of which he is a partial owner. Mr. Clark is also a member and partial owner of CBC, LLC, a management business. He is a member and partial owner of Highland Park, LLC and Fairview Group, LLC. He is a member and owner of Laurel Creek, LLC and a member and manager of Fulton Farms, LLC. He is a member of the Stuart United Methodist Church and a past member of the Stuart Rotary Club. Mr. Clark began ownership of these companies in 1986 which are general contracting, land management, and rental property companies. He brings entrepreneurial and business building skills to BankShares along with finance and management skills. Mr. Clark was a board director for First National Bank of Stuart for 5 years until its sale to BB&T which brings financial institution governance experience to BankShares.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2011 and 2010

William L. Cooper, III is partial owner and President of Cooper Classics, Inc. He is CEO and partial owner of CWP, Inc. He is a managing partner of Grassy Hill Investment. Mr. Cooper is a former trustee of North Cross School and is Vice President of the Rocky Mount Historic Foundation. He is a member of the finance committee of Rocky Mount Methodist Church. Mr. Cooper brings financial, managerial, business building, and corporate governance skills and experience to BankShares. He has extensive “bank board” experience. He was on the board of MainStreet Financial Corporation from 1994 – 1999, a public bank holding company. He was on the Corporate Virginia State BB&T board from 1999 – 2007. Mr. Cooper is active in the community in which he lives and which Franklin Bank serves. He has been on many committees and boards including the Heart Fund and the YMCA. He was chairman of the deacon board of his church for 20 years.

C. Laine Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency, Inc. in Stuart, Virginia. He is a Member/Partial owner Stuart Laurel Court, LLC. He has been a past president of the Stuart Rotary Club. He is a member of the Patrick County Chamber of Commerce where he has been a past President. He is a member of the Professional Agents of Virginia and is active in the Patrick County American Legion Baseball. Mr. Dalton brings financial services/insurance industry and management experience to BankShares demonstrated by the success of his insurance agency. He has been active in his community and through these services, he contributes experience to BankShares’ board.

J. Mac Deekens is a retired General Manager for Stuart Forest Products in Stuart, Virginia. In addition he held the position of Plant Manager for Stuart Forest Products. Prior to that, he was the Quality Control Manager for Hooker Furniture Corporation in Martinsville, Virginia. He is a past member of the Stuart Rotary Club where he held various offices. He served as Mayor of Stuart for eight years and was a member of the Town council for an additional four years. He currently serves as chairman of the finance committee of the church he attends and is a member. Mr. Deekens brings managerial and financial skills to the Board of Directors. He also served on a Bi-County Economic Commission for four years and held various offices in the Stuart Rotary Club. Through his community services, he also contributes this experience to BankShares’ Board.

Larry A. Heaton was appointed President and CEO of MainStreet BankShares, Inc. where he also serves as a director, upon the retirement of Cecil R. McCullar in May 2006. Mr. Heaton is also the President, CEO and Chairman of Franklin Community Bank, N.A. He is President, Treasurer, and Director of MainStreet RealEstate, Inc. From October 2000 until September 2002, Mr. Heaton was a consultant for MainStreet BankShares, Inc. working on the study, application and organization of Franklin Community Bank, N.A. Prior to that, he was Senior Vice President/Regional Retail Banking Manager with BB&T from July 1999 through April 2000. Prior to that position, he served as President and CEO and Director of the Bank of Ferrum from June 1991 to July 1999. He served as Senior Commercial Loan Officer at Piedmont Trust Bank (affiliate bank of Bank of Ferrum) from 1983 to 1991, and prior to that, in various capacities with Piedmont Trust Bank. Mr. Heaton serves as a director of the Franklin County YMCA and the Blue Ridge Foundation. He is a Board member of Franklin Carillion Memorial Hospital, a Board member of the Virginia Bankers Association, and a former Board member of the Virginia Association of Community Banks and currently serves on the Franklin County Economic Development Advisory Committee. He is also a member of the Rocky Mount Rotary Club. Through his 33 years of banking experience, Mr. Heaton has a great knowledge and perspective of the banking and financial services industry which brings financial, risk management, governance, and other banking attributes to BankShares. He is also very active in the community in which Franklin Bank operates.

Danny M. Perdue is currently the owner of the Franklin Shopping Center. He is a partial owner and President of Redwood Minute Markets, Inc. He is a partial owner of First Minute Markets, LLC, FFH Operations, Inc. and FFH Investors, LLC. He is also an owner of Redwood Petroleum Products, Ferrum Petroleum Products, Franklin Petroleum Products, 604 Petroleum Products and Penhook Petroleum Products. He is Vice President of Perdue Properties, Inc. Mr. Perdue is also a director of Franklin Community Bank, N.A. He is currently active in the Rocky Mount Rotary Club and is on the Board of Trustees of Ferrum College. He is a past member and President of the Rocky Mount Chamber of Commerce and the United Way in Franklin County. He was a founding member of the Burnt Chimney Volunteer Fire Department. Mr. Perdue brings entrepreneurial, business management and financial skills to BankShares as demonstrated through the successful businesses that he owns and manages. He also served as a board director for The Bank of Ferrum, a community bank in Franklin County from 1994 – 1999 and an advisory board member for BB&T in Franklin County from 1999 – 2001 which brings financial institution governance to BankShares’ Board. Mr. Perdue is very active in the community that Franklin Bank serves and brings that experience to the board.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2011 and 2010

Joel R. Shepherd is a partial owner and President of Virginia Home Furnishings, Inc., Blue Ridge Antique Center, Inc., and 220 Self Storage, Inc. He is also a partial owner of Shepherd Properties, LLC, Orient Bay, LLC, Wirtz Properties, LLC, Lake Marina, LLC, Kyle Avenue, LLC, FFH Operations, Inc., FFH Investors, LLC, the Franklin LLC, Wirtz Lot 2, LLC and Wirtz Corner, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A. He is also active in the United Way of Franklin County. Mr. Shepherd brings entrepreneurial, business building, finance and management skills to BankShares through the operations of his various companies which are diversified in their business. He also brings financial institution management and investment skills to BankShares. His involvement in the United Way provides additional community input with Franklin Bank.

Michael A. Turner has served as the partial owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates, LC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A. He is also a member of the Cool Branch Volunteer Rescue Squad, and the Smith Mountain Lake Chamber of Commerce. Mr. Turner is an entrepreneur that brings financial and management experience to BankShares demonstrated by the building and successfulness of his own construction and real estate development companies. He also served as a board director for The Bank of Ferrum, a community bank in Franklin County from 1994 – 1999 and an advisory board member for BB&T in Franklin County from 1999 – 2001 which brings governance to BankShares as a board member. Mr. Turner has been active in the community where he lives and Franklin Bank operates.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Executive Officers Not a Director
Elected
Name (Age)	Offices and Positions Held	As an Officer

Brenda H. Smith (53)	Executive Vice President	8/99
Chief Financial Officer
Corporate Secretary

Brenda H. Smith joined the Corporation in August 1999. She is also Executive Vice President, Chief Financial Officer, and board secretary of Franklin Community Bank, N.A. She is also Executive Vice President, Secretary and a Director of MainStreet RealEstate, Inc. From 1995 to 1999, Ms. Smith was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation. Ms. Smith is a member of Pleasant Grove Christian Church and serves on the Safetynet Board of Trustees.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2011 and 2010

MainStreet has adopted a Code of Ethics for all of its employees including its Chief Executive and Chief Accounting Officers. A copy of the Code of Ethics may be obtained without charge upon request by writing to Brenda H. Smith, Executive Vice President, 1075 Spruce Street, Martinsville, Virginia, 24112.

Other information required by Item 10 of Form 10-K appears on pages 9 through 11 of the Corporation’s 2012 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K appears on pages 11 through 14 of the Corporation’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears on pages 7 through 9 of the Corporation’s 2012 Proxy Statement and is incorporated herein by reference.

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

The information required by Item 13 of Form 10-K concerning director independence appears on page 15 of the Corporations’ 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K appears in the Corporation’s 2012 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)    The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010.

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

NAME	TITLE	DATE

/s/Larry A. Heaton	President and Chief Executive	03/15/12
Larry A. Heaton	Officer, Director, President/CEO	Date
of Franklin Community Bank, N.A.

/s/Brenda H. Smith	Executive Vice President	03/15/12
Brenda H. Smith	Chief Financial Officer	Date
Corporate Secretary

/s/Joseph F. Clark	Director	03/15/12
Joseph F. Clark		Date

/s/ William L. Cooper, III	Director	03/15/12
William L. Cooper, III		Date

/s/Charles L. Dalton	Director	03/15/12
Charles L. Dalton		Date

/s/John M. Deekens	Director	03/15/12
John M. Deekens		Date

/s/Danny M. Perdue	Director	03/15/12
Danny M. Perdue		Date

/s/Joel R. Shepherd	Chairman of the Board	03/15/12
Joel R. Shepherd		Date

/s/Michael A. Turner	Director	03/15/12
Michael A. Turner		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009; filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.
4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.3*	Form of Shares Subscription Agreement.
4.3.1***	Form of Shares Subscription Agreement.
4.4*	Form of Units Subscription Agreement.
4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.
10.2#	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9	Formal agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.
14	Code of Ethics filed March 13, 2006 on Form 10-K and herein incorporated by reference.
21	Subsidiaries of the Registrant.
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer, and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-K filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

