Form 10-Q
period 2012-03-31
MAINSTREET BANKSHARES INC
filed 2012-05-07
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number	333-86993

MainStreet BankShares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Spruce Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(276) 632-8054

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of May 4, 2012

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

Page No.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-29

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-48

Item 3	Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4	Controls and Procedures	49

PART II OTHER INFORMATION

Item 1	Legal Proceedings
N/A

Item 1A	Risk Factors
Not Required

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 3	Defaults Under Senior Securities
N/A

Item 4	Mine Safety Disclosures
N/A

Item 5	Other Information	49

Item 6	Exhibits	49

	Signatures	50

	Index to Exhibits	51-52

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited).	2

2.	Consolidated Statements of Operations for the quarters ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited).	3

3.	Consolidated Statements of Comprehensive Income (Loss) for the quarters ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited).	4

4.	Consolidated Statements of Cash Flows for the year-to-date periods ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited).	5

5.	Notes to Consolidated Financial Statements.	6

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$3,161,238	$2,767,395
Interest-bearing deposits in banks	14,954,337	17,091,438
Federal funds sold	6,140,897	10,612,680
Total Cash and Cash Equivalents	24,256,472	30,471,513
Securities available for sale, at fair value	24,734,421	21,199,884
Restricted equity securities	830,000	830,000
Loans held for sale	578,571	—

Loans:
Total Gross Loans	138,272,939	143,134,494
Unearned deferred fees and costs, net	92,127	89,510
Loans, net of unearned deferred fees and costs	138,365,066	143,224,004
Less: Allowance for loan losses	(2,620,779)	(3,272,945)
Net Loans	135,744,287	139,951,059
Bank premises and equipment, net	1,710,877	1,654,496
Accrued interest receivable	550,336	547,905
Bank owned life insurance	3,077,299	3,049,696
Other real estate owned, net of valuation allowance	4,632,941	3,572,518
Other assets	2,777,260	2,578,240

TOTAL ASSETS	$198,892,464	$203,855,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$24,037,943	$20,975,660
Interest bearing deposits	137,881,720	146,107,182
Total Deposits	161,919,663	167,082,842

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,172,965	1,031,680
Total Liabilities	176,592,628	181,614,522

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at March 31, 2012 and December 31, 2011, respectively	17,866,890	17,866,890
Retained earnings	4,083,445	3,986,150
Accumulated other comprehensive income	349,501	387,749
Total Shareholders’ Equity	22,299,836	22,240,789

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$198,892,464	$203,855,311

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Interest and Dividend Income:
Interest and fees on loans	$1,943,378	$2,261,149
Interest on interest-bearing deposits	8,480	4,221
Interest on federal funds sold	3,978	2,519
Interest on securities available for sale:
Taxable	133,441	212,192
Nontaxable	9,870	—
Dividends on restricted equity securities	7,820	7,666

Total Interest and Dividend Income	2,106,967	2,487,747

Interest Expense:
Interest on deposits	383,948	581,501
Interest on repurchase agreements	134,149	132,675
Total Interest Expense	518,097	714,176

Net Interest Income	1,588,870	1,773,571
Provision for loan losses	201,283	853,190

Net Interest Income After Provision for Loan Losses	1,387,587	920,381

Noninterest Income:
Service charges on deposit accounts	65,001	77,342
Mortgage brokerage income	29,974	29,799
Electronic card fees	42,131	37,276
Investment fee income	65,338	46,786
Income on bank owned life insurance	27,603	27,097
Other fee income and miscellaneous income	30,495	23,800
Total Noninterest Income	260,542	242,100

Noninterest Expense:
Salaries and employee benefits	724,477	724,978
Occupancy and equipment expense	211,002	217,835
Professional fees	67,988	83,192
Outside processing	128,389	103,848
FDIC assessment	67,067	118,862
Franchise tax	50,001	52,500
Regulatory examination fees	27,700	27,940
Other real estate and repossessions	143,002	389,356
Other expenses	102,411	124,300
Total Noninterest Expense	1,522,037	1,842,811

Net Income (Loss) Before Tax	$126,092	$(680,330)
Income Tax Expense (Benefit)	28,797	(240,250)
Net Income (Loss)	$97,295	$(440,080)
Net Income (Loss) Per Share Basic	$.06	$(.26)
Net Income (Loss) Per Share Diluted	$.06	$(.26)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Net Income (Loss)	$97,295	$(440,080)
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(57,953)	77,784
Deferred income tax expense (benefit)	(19,705)	26,447
Change in Accumulated Other Comprehensive Income (Loss)	(38,248)	51,337
Total Comprehensive Income (Loss)	$59,047	$(388,743)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities
Net income (loss)	$97,295	$(440,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	201,283	853,190
Depreciation and amortization	48,577	55,203
Amortization of discounts and premiums, net	46,597	40,086
Loss and impairment on other real estate owned and repossessions	122,095	366,356
Deferred tax expense	251,765	20,979
Change in loans held for sale	(578,571)	—
(Increase) decrease in accrued interest receivable	(2,431)	20,139
Increase in other assets	(260,978)	(371,543)
Increase in value of bank owned life insurance	(27,603)	(27,097)
Increase in accrued interest payable and other liabilities	141,285	41,708

Net cash provided by operating activities	39,314	558,941

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(104,958)	(20,822)
Purchases of securities available for sale	(7,320,842)	—
Calls/maturities/repayments of securities available for sale	3,681,755	1,215,513
Proceeds from sale of other real estate owned and repossessions	756,979	245,713
Loan originations and principal collections, net	1,895,890	(484,541)
Net cash provided by (used in) investing activities	(1,091,176)	955,863

Cash Flows From Financing Activities
Increase in non-interest bearing deposits	3,062,283	601,315
Decrease in interest bearing deposits	(8,225,462)	(4,458,514)
Net cash used in financing activities	(5,163,179)	(3,857,199)

Net decrease in cash and cash equivalents	$(6,215,041)	$(2,342,395)
Cash and cash equivalents at beginning of period	30,471,513	18,765,347
Cash and cash equivalents at end of period	$24,256,472	$16,422,952

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$553,025	$766,648
Cash paid during the period for taxes	$—	$—
Unrealized gain (loss) on securities available for sale	$(57,953)	$77,784
Transfers between loans, other real estate & other assets	$2,109,599	$2,582,188

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 1 – Summary of Accounting Policies

(a) General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares, Inc.’s 2011 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2012 and December 31, 2011 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$5,024,211	$8,819	$(13,485)	$5,019,545
Mortgage backed securities	16,311,112	532,673	(11,101)	16,832,684
States and political subdivisions	2,931,906	8,943	(58,657)	2,882,192

Total securities available for sale	$24,267,229	$550,435	$(83,243)	$24,734,421

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$2,804,763	$7,497	$(1,478)	$2,810,782
Mortgage backed securities	16,758,613	496,577	—	17,255,190
States and political subdivisions	1,111,363	22,549	—	1,133,912

Total securities available-for-sale	$20,674,739	$526,623	$(1,478)	$21,199,884

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at March 31, 2012, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	—	—
Due after five years but within ten years	8,468,629	8,441,690
Due after ten years	15,798,600	16,292,731

	$24,267,229	$24,734,421

There were no gross gains or losses recorded on sales and calls of securities available for sale for the three month periods ending March 31, 2012 and March 31, 2011.

Following demonstrates the unrealized loss position of securities available for sale at March 31, 2012 and December 31, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$1,486,515	$(13,485)	$—	$—	$1,486,515	$(13,485)
Mortgage backed securities	1,009,318	(11,101)	—	—	1,009,318	(11,101)
States and political subdivisions	1,762,252	(58,657)	—	—	1,762,252	(58,657)
Total securities available-for-sale	$4,258,085	$(83,243)	$—	$—	$4,258,085	$(83,243)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)
Total temporarily impaired securities	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At March 31, 2012 and December 31, 2011, there were $4.3 million and $2.2 million, respectively in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at March 31, 2012 and December 31, 2011.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at March 31, 2012 and December 31, 2011. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $394,900 at March 31, 2012 and December 31, 2011, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at March 31, 2012 and no impairment has been recognized. FHLB repurchased some excess capital stock during 2011 and has announced a repurchase for 2012.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at March 31, 2012 and December 31, 2011 are as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

	March 31, 2012	December 31, 2011
Commercial	$10,511,078	$11,061,471
Real Estate:
Construction and land development	23,557,781	26,102,914
Residential 1-4 families:
First liens	35,786,643	37,735,618
Junior liens	8,514,313	8,486,594
Home equity lines	7,092,287	7,639,785
Commercial real estate	51,156,271	50,272,002
Consumer	1,654,566	1,836,110
Total Gross Loans	$138,272,939	$143,134,494
Unearned deferred fees and costs, net	92,127	89,510
Recorded Investment	$138,365,066	$143,224,004

Overdrafts reclassified to loans at March 31, 2012 and December 31, 2011 were $2,998 and $4,916, respectively.

Loan Origination/Risk Management: Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by account officers for the purpose of making sound and prudent credit decisions. Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss. Each credit decision is based on merit and no other factors. Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of Franklin Bank’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment. A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, adversely risk rated, and credit concentrations. The portfolio is constantly reviewed based on segments of concern, past due status, extension of credits along with stress testing the portfolio’s collateral values and debt service coverages for a significant portion of loans within defined loan concentrations. Annually, a loan review plan is developed to identify and mitigate potential weakness in the loan portfolio. Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist. The developed plan is presented to the Loan Committee of Franklin Bank’s Board of Directors each year for approval. Overall, the goal is to review 33% of the entire loan portfolio annually. Review segments vary from year to year to ensure a complete cycle of all significant loan product types. Results of each review segment are communicated to the Loan Committee of the Board of Directors of Franklin Bank with a response from Franklin Bank’s senior lender or head of retail lending depending on the product type reviewed.

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

March 31, 2012

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011

Balance at beginning of year	$3,272,945	$3,584,180
Provision for loan losses	201,283	853,190
Recoveries	6,094	18,672
Charge-offs	(859,543)	(1,176,065)
Balance at period end	$2,620,779	$3,279,977

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

A breakdown of the allowance by loan segment for the three months ended March 31, 2012 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(187)	(242,870)	(563,985)	(52,215)	—	—	(286)	—	(859,543)
Recoveries	450	800	—	416	—	—	4,428	—	6,094
Provision	(32,428)	(100,244)	183,483	37,191	(7,190)	130,859	(5,278)	(5,110)	201,283
Ending Balance	$122,826	$560,330	$719,637	$160,201	$91,392	$955,618	$10,775	$—	$2,620,779

		March 31, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$2,535	$—	$33,628	$8,162	$—	$250,924	$—	$—	$295,249

Ending Balance:
Collectively evaluated for impairment	120,291	560,330	686,009	152,039	91,392	704,694	10,775	—	2,325,530

	$122,826	$560,330	$719,637	$160,201	$91,392	$955,618	$10,775	$—	$2,620,779

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

		March 31, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$135,039	$598,309	$2,695,044	$482,512	$129,399	$1,528,507	$49,794	$5,618,604

Ending Balance:
Collectively evaluated for impairment	10,376,039	22,959,472	33,091,599	8,031,801	6,962,888	49,627,764	1,604,772	132,654,335

	$10,511,078	$23,557,781	$35,786,643	$8,514,313	$7,092,287	$51,156,271	$1,654,566	$138,272,939

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2011 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$—	$3,584,180
Charge-offs	(482,651)	(922,440)	(311,265)	(164,907)	(34,745)	(205,824)	(21,670)	—	(2,143,502)
Recoveries	32,312	62,883	62,755	1,232	—	—	12,302	—	171,484
Provision	466,881	676,018	282,966	94,958	(83,736)	237,275	(18,689)	5,110	1,660,783
Ending Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

		December 31, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$2,075	$292,323	$413,354	$—	$—	$110,820	$—	$—	$818,572

Ending Balance:
Collectively evaluated for impairment	152,916	610,321	686,785	174,809	98,582	713,939	11,911	5,110	2,454,373

	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945

		December 31, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$136,680	$1,624,238	$4,852,061	$424,795	$131,439	$1,533,473	$50,694	$8,753,380

Ending Balance:
Collectively evaluated for impairment	10,924,791	24,478,676	32,883,557	8,061,799	7,508,346	48,738,529	1,785,416	134,381,114

	$11,061,471	$26,102,914	$37,735,618	$8,486,594	$7,639,785	$50,272,002	$1,836,110	$143,134,494

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

An age analysis of past due loans as of March 31, 2012 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues)
Commercial	$23,252	$15,000	$88,350	$126,602	$10,384,476	$10,511,078	$—	$103,350
Real Estate:
Construction and land development	328,412	—	534,158	862,570	22,695,211	23,557,781	—	598,309
Residential 1-4 Families
First Liens	432,578	492,183	1,891,482	2,816,243	32,970,400	35,786,643	—	2,695,044
Junior Liens	108,950	—	172,974	281,924	8,232,389	8,514,313	—	214,337
Home Equity lines	—	—	—	—	7,092,287	7,092,287	—	129,399
Commercial Real Estate	1,064,123	84,983	148,246	1,297,352	49,858,919	51,156,271	—	148,245
Consumer	—	—	—	—	1,654,566	1,654,566	—	49,794

	$1,957,315	$592,166	$2,835,210	$5,384,691	$132,888,248	$138,272,939	$—	$3,938,478

An age analysis of past due loans as of December 31, 2011 is as follows:

							Accruing Loans
							90 or More Days
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	Nonaccrual Loans (Included in Past Dues)
Commercial	$150,390	$4,287	$88,350	$243,027	$10,818,444	$11,061,471	$—	$104,579
Real Estate:
Construction and land development	52,406	43,274	1,526,501	1,622,181	24,480,733	26,102,914	—	1,624,238
Residential 1-4 Families
First Liens	836,919	1,674,264	2,689,459	5,200,642	32,534,976	37,735,618	—	4,852,061
Junior Liens	208,807	—	—	208,807	8,277,787	8,486,594	—	156,490
Home Equity lines	26,773	—	—	26,773	7,613,012	7,639,785	—	131,439
Commercial Real Estate	—	—	148,221	148,221	50,123,781	50,272,002	—	148,221
Consumer	2,103	—	—	2,103	1,834,007	1,836,110	—	50,694

	$1,277,398	$1,721,825	$4,452,531	$7,451,754	$135,682,740	$143,134,494	$—	$7,067,722

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Impaired loans at March 31, 2012 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$168,626	$31,689	$103,350	$2,535	$120,015	$73
Real Estate:
Construction and land development	617,371	—	598,309	—	1,111,273	—
Residential 1-4 Families
First Liens	2,744,798	327,028	2,368,016	33,628	3,773,553	—
Junior Liens	482,512	41,363	441,149	8,162	319,566	—
Home Equity lines	161,662	—	129,399	—	130,419	—
Commercial Real Estate	1,528,507	1,380,262	148,245	250,924	840,859	—
Consumer	49,794	—	49,794	—	50,244	—

	$5,753,270	$1,780,342	$3,838,262	$295,249	$6,345,929	$73

Impaired loans at December 31, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$170,080	$36,388	$100,292	$2,075	$327,051	$593
Real Estate:
Construction and land development	1,664,551	1,263,551	360,687	292,323	2,163,855	24,174
Residential 1-4 Families
First Liens	4,901,815	2,474,255	2,377,806	413,354	3,618,240	122,856
Junior Liens	424,795	—	424,795	—	570,365	15,383
Home Equity lines	163,703	—	131,439	—	177,972	3,520
Commercial Real Estate	1,533,473	1,385,252	148,221	110,820	809,181	105,266
Consumer	142,188	—	50,694	—	56,639	653

	$9,000,605	$5,159,446	$3,593,934	$818,572	$7,723,303	$272,445

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Impaired loans on nonaccrual were $3,938,478 and $7,067,722 at March 31, 2012 and December 31, 2011, respectively. The average balance for impaired loans was approximately $6,345,929 for the three month period ended March 31, 2012 and $7,723,303 for the year ended December 31, 2011. Of the impaired loans at March 31, 2012, $1,780,342 had specific reserves of $295,249 included in the allowance for loan losses and $442,024 had portions of the loan charged off with no additional impairment at quarter end. Of the impaired loans at December 31, 2011, $5,159,446 had specific reserves of $818,572 included in the allowance for loan losses and an additional $526,948 had portions of the loan charged off. Following is a breakdown of the interest for impaired loans for periods ending March 31, 2012 and 2011, respectively.

	March 31, 2012	March 31, 2011
Interest that would have been earned	$111,091	$140,075
Interest reflected in income	73	23,921
Lost interest	$111,018	$116,154

At March 31, 2012 and December 31, 2011 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,680,126 and $1,685,658, respectively. These loans did not have any additional commitments at March 31, 2012 and December 31, 2011, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at March 31, 2012 and December 31, 2011, respectively. Troubled debt restructurings are included in the impaired loan disclosures.

There have been no additional troubled debt restructurings originated during the first quarter of 2012.

There were no troubled debt restructurings modified during the prior twelve months that defaulted during the period ended March 31, 2012.

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

March 31, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

		March 31, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,190,243	$20,168,217	$29,929,301	$7,431,797	$6,940,981	$46,051,028	$1,604,772	$122,316,339
Special Mention	—	926,296	1,018,657	234,348	—	727,943	—	2,907,244
Substandard	320,835	2,463,268	4,805,057	840,006	151,306	4,377,300	49,794	13,007,566
Doubtful	—	—	33,628	8,162	—	—	—	41,790
Loss	—	—	—	—	—	—	—	—

	$10,511,078	$23,557,781	$35,786,643	$8,514,313	$7,092,287	$51,156,271	$1,654,566	$138,272,939

		December 31, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,869,976	$21,364,943	$30,016,743	$7,251,555	$7,486,498	$43,885,034	$1,782,754	$121,657,503
Special Mention	878,058	1,067,783	492,941	—	—	1,611,592	—	4,050,374
Substandard	312,325	3,377,865	6,812,580	1,235,039	153,287	4,775,376	53,356	16,719,828
Doubtful	1,112	292,323	413,354	—	—	—	—	706,789
Loss	—	—	—	—	—	—	—	—

	$11,061,471	$26,102,914	$37,735,618	$8,486,594	$7,639,785	$50,272,002	$1,836,110	$143,134,494

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at March 31, 2012 and December 31, 2011.

There were no overnight federal funds purchased at March 31, 2012 and December 31, 2011.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at March 31, 2012 and December 31, 2011, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at March 31, 2012.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at March 31, 2012.

Note 7 – Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Earnings (loss) per share, basic	1,713,375	$.06	1,713,375	$(.26)
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per share, diluted	1,713,375	$.06	1,713,375	$(.26)

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 for the quarters ending March 31, 2012 and 2011, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of March 31, 2012, there were 136,527 stock options granted under this Plan of which 822 have been exercised and 7,433 were forfeited.

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to a former employee.

As of March 31, 2012 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Following is a status and summary of changes in stock options during the three months ended March 31, 2012:

Weighted
		Weighted	Average
	Three Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	March 31, 2012	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2012	161,272	$12.17	3.42	$—
Exercisable at March 31, 2012	161,272	$12.17	3.42	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on changes in the market value of the Corporation’s stock.

As of March 31, 2012 and 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost was recognized over a weighted-average period of three years.

As of March 31, 2012, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life

9.55	33,000	1.25
12.09	85,147	3.65
12.09	17,299	3.75
15.00	13,260	5.70
16.75	12,566	4.75
$9.55 - $16.75	161,272

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2012, outstanding commitments to extend credit including letters of credit were $16,772,265. There are no commitments to extend credit on impaired loans.

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

Loans held for sale: Loans held for sale are recorded at fair value on a recurring basis which is the carrying value. Loans held for sale, generally, are closed and sold within two weeks.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$5,019,545	$—	$5,019,545	$—
Mortgage backed securities	16,832,684	—	16,832,684	—
States and political subdivisions	2,882,192	—	2,882,192	—
Total available-for-sale securities	24,734,421	—	24,734,421	—
Loans held for sale	578,571	—	578,571	—
Total assets at fair value	$25,312,992	$—	$25,312,992	$—

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,810,782	$—	$2,810,782	$—
Mortgage backed securities	17,255,190	—	17,255,190	—
States and political subdivisions	1,133,912	—	1,133,912	—
Total available-for-sale securities	$21,199,884	$—	$21,199,884	$—
Total assets at fair value	$21,199,884	$—	$21,199,884	$—

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

March 31, 2012

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

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

		Carrying value at March 31, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,927,117	$—	$401,000	$1,526,117
Other real estate owned	4,632,941	—	1,978,578	2,654,363
Total assets at fair value	$6,560,058	$—	$2,379,578	$4,180,480

		Carrying value at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,867,822	$—	$4,218,384	$649,438
Other real estate owned	3,572,518	—	1,596,190	1,976,328
Total assets at fair value	$8,440,340	$—	$5,814,574	$2,625,766

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the period ended March 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2012
	Impaired Loans	Other Real Estate Owned
Balance – January 1, 2012	$649,438	$1,976,328
Total gains (losses) realized/unrealized
Included in earnings (write downs)	—	(88,542)
Newly Impaired / New OREO	—	1,544,449
Sales	—	(917,497)
Settlements / Foreclosures / Paydowns	(110,100)	—
Transfers into Level 3	986,779	139,625
Transfers out of Level 3	—	—
Balance – March 31, 2012	$1,526,117	$2,654,363

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,526,117	Discounted appraised value	Selling cost	5% - 10% (6)%
		Discounted cash flows	Discounted cash flows
		Internal evaluations
Other real estate owned	$2,654,363	Discounted appraised value	Selling cost	5% - 10% (6)%
		Internal evaluations	Discount for lack of marketability and age of appraisal Internal evaluations	0% - 38% (29)%

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

(b)	Securities Available-for-Sale

The fair value of investments is estimated based on quoted market prices or dealer quotes.

(c)	Restricted Equity Securities

The carrying value of restricted equity securities approximates fair value based on the redemption provisions of the appreciable entities.

(d)	Loans Held for Sale

The carrying value of these loans approximates the fair value. These loans close in our name but are generally sold within a two-week period.

(e)	Loans

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

(f)	Accrued Interest

The carrying amounts of accrued interest approximate fair value.

(g)	Bank Owned Life Insurance

The carrying amount is a reasonable estimate of fair value.

(h)	Deposits

The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(i)	Repurchase Agreements

The fair value of repurchase agreements is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

(j)	Short-term Borrowings

The carrying amount is a reasonable estimate of fair value.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

(k)	Long-term Borrowings

The fair value of long-term borrowings is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

(l)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments.

The carrying values and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at March 31, 2012 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,161,238	$3,161,238	$—	$—	$3,161,238
Interest-bearing deposits in banks	14,954,337	14,954,337	—	—	14,954,337
Federal funds sold	6,140,897	6,140,897	—	—	6,140,897
Securities available-for-sale	24,734,421	—	24,734,421	—	24,734,421
Restricted equity securities	830,000	—	830,000	—	830,000
Loans held for sale	578,571	—	578,571	—	578,571
Loans, net	135,744,287	—	137,178,103	1,526,117	138,704,220
Accrued interest receivable	550,336	—	550,336	—	550,336
Bank owned life insurance	3,077,299	—	3,077,299	—	3,077,299

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$24,037,943	$—	$24,037,943	$—	$24,037,943
Interest bearing deposits	137,881,720	—	138,564,095	—	138,564,095
Repurchase agreements	13,500,000	—	13,777,629	—	13,777,629
Accrued interest payable	210,683	—	210,683	—	210,683

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

	December 31, 2011
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

Note 12 – Subsequent Events.

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 13 – Regulatory

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

March 31, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Within 60 days, Franklin Bank was required to do the following:

▪	Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Franklin Bank’s internal loan review function reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.
▪	Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. A credit analyst position was created in December 2008. The analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of loans.
▪	Franklin Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. Franklin Bank continually strives to lower its problem assets.
▪	Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of its liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At March 31, 2012 and December 31, 2011, brokered deposits were $6.3 million and $6.9 million, respectively, and were less than 5% of total deposits in both comparisons. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

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

The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools. Impaired loans are reviewed individually to determine possible impairment based on one of the three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is, then, allocated for the amount of the impairment. Although management uses available information to recognize losses on loans, the substantial uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, make it possible that a material change in the allowance for loan losses in the near term may be appropriate. However, the amount of the change cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Overview

Total assets at March 31, 2012 were $198.9 million compared to $203.9 million at year-end December 31, 2011, a decline of $5.0 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs. In addition, loan demand in our market place continues to be soft; therefore, loans have also declined. At March 31, 2012, loans, net of unearned deferred fees and costs, declined $4.9 million from year-end 2011. Securities available for sale increased $3.5 million due to purchases of $7.3 million offset by pay downs on mortgage backed securities and called securities. Deposits declined $5.2 million, almost in step with the decline in loans. These actions have had a positive impact on our capital ratios. Total cash and cash equivalents decreased from year-end 2011 by $6.2 million, primarily due to the purchase of securities during the first quarter. Liquidity is an important focus for our Company during these tumultuous times and our liquid assets were 18.64% of total liabilities at March 31, 2012. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall deposits. We maintained our relationships as can be evidenced by the increase in demand deposits which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels; however, these levels have improved significantly since year-end 2011. We transferred $2.1 million of loans into other real estate and other repossessed assets during the first three months of 2012. Our other real estate increased to $4.7 million at March 31, 2012 compared to $3.6 million at December 31, 2011. This year we have sold approximately $1.0 million of properties in other real estate and have additional properties under contract.

Total shareholders’ equity was $22.3 million at March 31, 2012. MainStreet and Franklin Bank were well capitalized at March 31, 2012 under bank regulatory capital classifications. The book value of shareholders’ equity at March 31, 2012 was $13.02 per share.

Our year-to-date net income at March 31, 2012 was $97,295, or $.06 per basic share. This income equated to an annualized return on average assets of .20% and an annualized return on average shareholders’ equity of 1.74%. Net loss for the same period in 2011 was $(440,080), or $(.26) per basic share. This equated to an annualized loss on average assets and annualized loss on average shareholders’ equity of (.84%) and (8.02%), respectively. Credit related expenses such as losses on sales of other real estate properties, impairment losses on other real estate properties, loss of interest on nonaccrual loans, and provision expense continue to negatively impact our operating results. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sale together accounted for $344,285 and $1,242,546 in expense for the three month periods ending March 31, 2012 and March 31, 2011, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Net interest income for the three month period ending March 31, 2012 and 2011 was $1,588,870 and $1,773,571, respectively, a decline of $184,701, or 10.41%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to an increase in lost interest income on nonaccrual loans. For the three months ending March 31, 2012 and 2011, the net interest margin was 3.39% and 3.60%, respectively, a 21 basis point decrease. The yield on interest earning assets for the year-to-date period ending March 31, 2012 was 4.49% compared to 5.05% for the year-to-date period ending March 31, 2012, a decline of 56 basis points. However, the funding side of the interest margin also dropped during this time period by a favorable 35 basis points in the year-to-year comparison. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest for the period ending March 31, 2012 and 2011 was $111,018 and $116,154, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

The low interest rate environment continues with the Federal Reserve leaving short-term interest rates within a range of 0% - .25% which has been effective since 2008. The Federal Reserve has also indicated that interest rates will remain at this level until mid 2014. Franklin Bank has a portfolio of variable rate loans. In a rising interest rate environment, this generally has a positive impact on the net interest margin because deposits rates are slower to increase. Although low interest rates have been beneficial for our cost of funds, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment.

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

Our methodology for determining the allowance is based on two basic principles of accounting as follows: i) losses are accrued when they are probable of occurring and are capable of estimation and (ii) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted to higher factors for our criticized and classified loans compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) commercial loans ; 2) construction and land development; 3) residential 1-4 family first liens; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer loans. Historical loss is calculated based on a three-year average (twelve quarters) history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Provision expense for the first three months of 2012 and 2011 was $201,283 and $853,190, respectively. Our loan portfolio, net of unearned deferred fees and costs, declined $4.9 million or 3.39% from year-end 2011; however, we have continued to add to our loan loss reserve based on our quarterly detailed allowance calculation which includes the level of criticized and classified loans, our qualitative factors, migration, historical loss analysis, charge-offs and our specific reserve analysis. Gross charge-offs year-to-date 2012 were $859,543 compared to $1,176,065 year-to-date 2011. We transferred $2.1 million from loans to other real estate and other repossessed assets during the year-to-date period ending March 31, 2012. Based on updated appraisals we received on these properties, along with other loans, we charged off the balance noted above. The allowance for loan losses was $2.6 million at March 31, 2012 and $3.3 million at December 31, 2011, a decline of $.7 million due to charge offs, offset by additional provision expense and some modest recoveries. The allowance for loan losses was 1.89% and 2.29% of loans net of unearned at March 31, 2012 and December 31, 2011, respectively. Our criticized and classified loans that are evaluated by historical loss migration declined $2.4 million at March 31, 2012 compared to year-end 2011. The loans evaluated collectively by pools declined $.7 million at March 31, 2012 versus December 31, 2011. Impaired loans evaluated individually were $5.6 million and $8.8 million at March 31, 2012 and December 31, 2011, respectively, with specific reserves of $295,249 and $818,572, respectively. The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2011 was primarily because the volumes of loans in all of the categories declined along with the level of our adverse rated loans and our impaired loans. The allowance for loan losses was not replenished by the entire $859,543 of gross charge offs because the loans were provided for in our allowance for loan losses at year-end 2011. Net charge-offs of $853,449 and $1,157,393 for the three months of 2012 and 2011 equated to 2.41% and 2.92%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loan, loans past due 90 days and still accruing, and troubled debt restructurings.

	March 31, 2012	December 31, 2011
Commercial	$135,039	$136,680
Real Estate:
Construction and land development	598,309	1,624,238
Residential 1-4 families:
First liens	2,695,044	4,852,061
Junior liens	482,512	424,795
Home equity loans	129,399	131,439
Commercial real estate	1,528,507	1,533,473
Consumer	49,794	50,694
Total Nonperforming Loans	$5,618,604	$8,753,380

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Total nonperforming loans showed significant improvement by declining $3.1 million, or 35.81%, in the first quarter of 2012 compared to year-end 2011. Nonaccrual loans (included in the impaired loans above) were $3,938,478 and $7,067,722 at March 31, 2012 and December 31, 2011, respectively, which represented 2.85% and 4.93%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and accruing troubled debt restructurings. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At March 31, 2012 and December 31, 2011, loans secured by residential 1-4 family first liens were the largest category of impaired loans at $2.7 million and $4.9 million, respectively. Commercial real estate loans at $1.5 million at March 31, 2012 were the next largest of the impaired loan categories compared to $1.6 million of construction and land development loans at December 31, 2011.

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

Noninterest Income

Total noninterest income was $260,542 and $242,100 for the three months ending March 31, 2012 and 2011, respectively, an increase of $18,442, or 7.62%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 3/31/12	YTD 3/31/11	Dollar Change	Percentage Change
Service charges on deposit accounts	$65,001	$77,342	$(12,341)	(15.96)%
Mortgage brokerage income	29,974	29,799	175	.59
Electronic card fees	42,131	37,276	4,855	13.02
Investment fee income	65,338	46,786	18,552	39.65
Income on bank owned life insurance	27,603	27,097	506	1.87
Other fee income & miscellaneous	30,495	23,800	6,695	28.13

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

As discussed above, total noninterest income increased $18,442 for the three months ending March 31, 2012 compared to the three months ending March 31, 2011. Service charges on deposit accounts declined $12,341 in the year to year comparison. This decline is primarily due to NSF charges. Mortgage brokerage income remained essentially flat in the year to year comparison. Volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. Electronic card fees experienced a small increase for the three months ended March 31, 2012 as compared to March 31, 2011. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first three months of 2012 and 2011was $65,338 and $46,786, respectively, an increase of $18,552, or 39.65%. Franklin Bank has bank owned life insurance on the lives of the two executive officers. The balance at March 31, 2012 was $3.1 million. Income on this investment was stable with a slight increase compared to the prior year. Other fee income and miscellaneous income experienced an increase of $6,695, or 28.13%. This increase is primarily due to modest increases in title fee income, evaluation fee income, and checkbook charges. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank.

Noninterest Expense

Total noninterest expense was $1,522,037 and $1,842,811 for the three month period ending March 31, 2012 and 2011, respectively, a decrease of $320,774, or17.41%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense declined $74,420, or 5.12%. The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2012 and 2011, the dollar change, and the percentage change:

Expense	YTD 3/31/12	YTD 3/31/11	Dollar Change	Percentage Change
Salaries and employee benefits	$724,477	$724,978	$(501)	(0.07)%
Occupancy and equipment	211,002	217,835	(6,833)	(3.14)
Professional fees	67,988	83,192	(15,204)	(18.28)
Outside processing	128,389	103,848	24,541	23.63
FDIC Assessment	67,067	118,862	(51,795)	(43.58)
Franchise tax	50,001	52,500	(2,499)	(4.76)
Regulatory examination fees	27,700	27,940	(240)	(0.86)
Other real estate and repossessions	143,002	389,356	(246,354)	(63.27)
Other expenses	102,411	124,300	(21,889)	(17.61)

MainStreet’s employees are its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 47.60% and 39.34%, respectively, of total noninterest expense for the three-month period ending March 31, 2012 and 2011. Our overall costs have remained stable in the year-to-year comparison primarily because we elected to freeze employees’ salaries in 2012. Occupancy and equipment costs are our next largest recurring expenses and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. Occupancy and equipment expense decreased $6,833 attributable to a decline in depreciation expense and a decline in service maintenance expense. Professional fees include fees for audit, legal, and other professional fees and have declined $15.2 thousand in comparison to the prior year. Legal fees were the largest category of these expenses to decline due to a lower amount of criticized assets to address. FDIC assessment declined $51,795 due to the decline in assets and the new calculation; however, the overall premium is still burdensome. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the recession. These assessments may increase further. Other real estate and repossessions experienced a decline of $246,354, or 63.27%, compared to the same period in 2011. This category includes expenses, write-downs, and losses on sale of other real estate properties.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at March 31, 2012 and March 31, 2011. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amount of $28,797 for the three month period ending March 31, 2012 and an income tax benefit of $240,250 for the period ending March 31, 2011.

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at March 31, 2012 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

	March 31, 2012		December 31, 2011
Commercial	$10,511,078	7.60%	$11,061,471	7.73%
Real Estate:
Construction & land development	23,557,781	17.04	26,102,914	18.24
Residential 1-4 families:
First liens	35,786,643	25.88	37,735,618	26.36
Junior liens	8,514,313	6.16	8,486,594	5.93
Home equity lines	7,092,287	5.13	7,639,785	5.34
Commercial real estate	51,156,271	37.00	50,272,002	35.12
Consumer	1,654,566	1.19	1,836,110	1.28
Total Gross Loans	$138,272,939	100.00%	$143,134,494	100.00%
Unearned deferred fees & costs, net	92,127		89,510
Recorded Investment	$138,365,066		$143,224,004

Gross loans declined $4,861,555, or 3.40% at March 31, 2012 compared to December 31, 2011. As can be seen by the chart above, real estate loans represented 91.21% and 90.99% of gross loans at March 31, 2012 and December 31, 2011, respectively. Franklin Bank has a high concentration of real estate related loans, primarily due to the markets we serve. Accordingly, the Bank took steps to reduce certain concentrations including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continue to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for March 31, 2012 was 85.45% compared to 85.72% at December 31, 2011, relatively stable. We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

Our credit policy requires updated appraisals to be obtained on existing loans whereby collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regard to development projects a new appraisal should be obtained when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months it must be updated and reviewed before additional funding may occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepare criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value, less estimate selling expense, compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits is included in the qualitative factors based on loan pools in the loan loss analysis.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

We have reviewed and revised numerous components and conditions within our credit policies over the last three years. Concentration limits were revised to better reflect the current economic environment and we are within our established limits. We added floors to our home equity lines and certain commercial loan products. We reduced our maximum debt to income ratio for all retail loans to 40% from 45%. On our retail products, we terminated the use of interest only payments except on construction loans and bridge loans and unsecured retail lines with a one-year term which are underwritten on strict guidelines. The credit policy was modified to reflect new maximum loan-to-values on new loans originated as discussed earlier. We engaged an outside service to perform environmental risk assessments prior to funding. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting. Other banks have similarly tightened credit availability, particularly for real estate related loans. Generally this has the effect of reducing qualified buyers for real estate and therefore the value of real estate. This in turn can lead to lower appraisals and additional charge offs within our loan portfolio and other real estate properties as well as increased provision which reduce income.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

	March 31, 2012
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$1,152,286	$459,663	$647,873	$2,259,822
Real Estate
Construction and land development	2,318,120	5,586,687	3,777,091	11,681,898
Residential, 1-4 families
First Liens	5,275,410	631,330	6,601,937	12,508,677
Junior Liens	888,270	—	756,425	1,644,695
Home Equity Lines	9,992	—	—	9,992
Commercial real estate	3,739,105	106,878	23,358,761	27,204,744
Consumer	10,357	—	—	10,357

Total	$13,393,540	$6,784,558	$35,142,087	$55,320,185

	December 31, 2011
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$1,253,591	$483,320	$1,498,370	$3,235,281
Real Estate
Construction and land development	2,492,124	5,301,322	3,623,938	11,417,384
Residential, 1-4 families
First Liens	5,496,770	1,301,934	6,179,892	12,978,596
Junior Liens	577,046	124,413	763,513	1,464,972
Home Equity Lines	9,845	—	—	9,845
Commercial real estate	3,995,367	315,979	23,396,327	27,707,673
Consumer	10,602	—	—	10,602

Total	$13,835,345	$7,526,968	$35,462,040	$56,824,353

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	March 31, 2012
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$403,328	$403,328	$—
Speculative lot loans	6,226,705	4,308,090	1,918,615
Speculative single-family housing construction	4,793,697	2,700,636	2,093,061

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

	December 31, 2011
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$498,228	$223,228	$275,000
Speculative lot loans	7,267,049	3,223,647	4,043,402
Speculative single-family housing construction	6,200,835	4,194,489	2,006,346

Overall, our concentrations continue to decline due to our efforts to lower them and due to the economy.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	March 31, 2012	December 31, 2011
Nonaccrual loans and leases	$3,938,478	$7,067,722
Loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings (not on nonaccrual)	1,680,126	1,685,658
Total nonperforming loans	5,618,604	8,753,380
Foreclosed real estate	4,632,941	3,572,518
Other foreclosed property	103,649	103,649
Total foreclosed property	4,736,590	3,676,167
Total nonperforming assets	$10,355,194	$12,429,547

Impaired loans totaled $5,618,604 and $8,753,380 at March 31, 2012 and December 31, 2011, respectively. Please refer to Note #4 to the consolidated financial statements for a discussion of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

Overall, the Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status. Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent are reported to the Franklin Bank’s Problem Loan Committee made up of senior management. The accrual status of these loans is reviewed and approved by the Problem Loan Committee. Account officers must attest to the accrual status and risk rating of all loans in their portfolio on a monthly basis. Attestations are presented to and reviewed by the Problem Loan Committee. The criticized loan worksheets are presented to the Problem Loan Committee quarterly. The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers. The criticized loan worksheets were expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed. An officer now manages our problem assets on a full-time basis. A credit analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, software was purchased to assist with this process. Software assists the credit analyst and lender in the risk rating of each loan. We have an internal loan review function that has an annual loan review plan approved by the loan committee and the President. Enhanced reporting includes the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Deposits

Total deposits at March 31, 2012 and December 31, 2011 were $161,919,663 and $167,082,842, respectively, a decline of $5,163,179, or 3.09%. We have engaged a consultant to assist us with the lowering of our deposit costs and the decline in deposits is largely attributable to the continued implementation of this strategy. The deposit mix was as follows:

	March 31, 2012		December 31, 2011
Demand	$24,037,943	14.85%	$20,975,660	12.56%
Interest checking	7,279,983	4.49	7,472,911	4.47
Money markets	24,801,406	15.32	24,651,034	14.75
Savings	12,270,424	7.58	14,093,416	8.44
Time deposits $100,000 and over	40,515,840	25.02	42,776,337	25.60
Other time deposits	53,014,067	32.74	57,113,484	34.18

Total	$161,919,663	100.00%	$167,082,842	100.00%

The largest components of deposits continues to be time deposits including those $100,000 and over representing 57.76% of total deposits at March 31, 2012 compared to 59.78% at December 31, 2011. As a percentage of total deposits, the mix continues to change somewhat. Our core deposit relationships remained as can be seen by the increase in demand deposits which do not pay interest. Demand deposits are now 14.85% of total deposits as compared to 12.56% at December 31, 2011. A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Money markets also increased as a percentage of total deposits. Savings deposits actually declined modestly, while interest checking remained flat. Our total deposits have declined $5.2 million since year end 2011 primarily caused by our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined as they experienced a $6.4 million decrease since year end. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition remains strong in our market from other depository institutions. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole deposit and loan relationships and not just certificates of deposit. Loan demand has been soft and parallels our deposit strategy. Our strategic plan in 2012 also includes continued lowering of our deposit costs to benefit net income, which includes increasing our demand deposits. The overall cost of interest bearing deposits was 1.09% and 1.51%, respectively, for the three months ended March 31, 2012 and March 31, 2011. This decline of 42 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity. At March 31, 2012 and December 31, 2011, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at March 31, 2012 and December 31, 2011 were $101,892,493 and $103,468,835, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at March 31, 2012 and December 31, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Repurchase Agreements

The Bank entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 4.22% at March 31, 2012.

The Bank entered into a repurchase agreement with Barclays Capital (“Barclays”) on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable by Barclays and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 3.57% at March 31, 2012.

Shareholders’ Equity

Total shareholders’ equity was $22,299,836 and $22,240,789 at March 31, 2012 and December 31, 2011, respectively. Book value per share was $13.02 and $12.98 at March 31, 2012 and December 31, 2011, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at March 31, 2012 and December 31, 2011, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution. The following are MainStreet’s capital ratios at:

	March 31, 2012	December 31, 2011
Tier I Leverage Ratio (Actual)	11.05%	10.74%
Tier I Leverage Ratio (Quarterly Ave.)	11.02	10.68
Tier I Risk-Based Capital Ratio	15.44	15.09
Tier II Risk-Based Capital Ratio	16.70	16.36

Under the MOU with the Federal Reserve Bank of Richmond, MainStreet is restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. Also, MainStreet cannot incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve Bank of Richmond.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $16,772,265 at March 31, 2012. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At March 31, 2012 and

December 31, 2011, we had available credit from borrowing in the amount of $42,818,110, and $45,091,542, respectively. Our ratio of liquid assets to total liabilities at March 31, 2012 and December 31, 2011 was 18.64% and 19.17%, respectively.

Core deposits are the primary foundation for liquidity. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential while other funding sources may be utilized. Franklin Bank experienced shrinkage in deposits from year end due to the strategic efforts to reduce deposit costs. The shrinkage of the balance sheet had a positive impact on capital. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. The Bank receives the deposits and forwards them to CDARS and receives deposits back if wanted. The send and receive transaction is called a reciprocal transaction. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $6.3 million as of March 31, 2012 which is less than 5% of total deposits. The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At March 31, 2012, this would allow the Bank to gather an additional $18.1 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At March 31, 2012, Franklin Bank had $4.2 million in internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at March 31, 2012 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	7.00	13.00
+300 bp	6.25	6.00	11.00
+200 bp	5.25	4.00	7.00
+100 bp	4.25	2.00	3.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-3.00
-300 bp	.25	-2.00	-5.00

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

March 31, 2012

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Corporation has included the required disclosures in its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2012

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

Date: May 7, 2012	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date: May 7, 2012	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended
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

