Form 10-Q
period 2012-06-30
MAINSTREET BANKSHARES INC
filed 2012-08-13
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              June 30, 2012

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

Yes ☐           No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:              1,713,375 as of August 10, 2012

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page No.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-32

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-52

Item 3	Quantitative and Qualitative Disclosures About Market Risk N/A	53

Item 4	Controls and Procedures	53

PART II OTHER INFORMATION

Item 1	Legal Proceedings	53

Item 1A	Risk Factors	53

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3	Defaults Under Senior Securities	53

Item 4	Mine Safety Disclosures	53

Item 5	Other Information	53

Item 6	Exhibits	53

	Signatures	54

	Index to Exhibits	55-56

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited).

2.	Consolidated Statements of Operations for the quarters ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited).

3.	Consolidated Statements of Operations for the year-to-date periods ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited).

4.	Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2012 and June 30, 2011 (unaudited)

5.	Consolidated Statements of Comprehensive Income (Loss) for the year-to-date periods ended June 30, 2012 and June 30, 2011 (unaudited)

7.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited).

8.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$3,718,140	$2,767,395
Interest-bearing deposits in banks	13,425,337	17,091,438
Federal funds sold	6,683,510	10,612,680
Total Cash and Cash Equivalents	23,826,987	30,471,513
Securities available for sale, at fair value	24,398,000	21,199,884
Restricted equity securities	760,500	830,000
Loans held for sale	1,033,045	—

Loans:
Total Gross Loans	138,553,501	143,134,494
Unearned deferred fees and costs, net	88,062	89,510
Loans, net of unearned deferred fees and costs	138,641,563	143,224,004
Less: Allowance for loan losses	(2,563,829)	(3,272,945)
Net Loans	136,077,734	139,951,059
Bank premises and equipment, net	1,642,231	1,654,496
Accrued interest receivable	549,246	547,905
Bank owned life insurance	3,105,271	3,049,696
Other real estate owned, net of valuation allowance	2,829,592	3,572,518
Other assets	2,381,064	2,578,240

TOTAL ASSETS	$196,603,670	$203,855,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$22,709,789	$20,975,660
Interest bearing deposits	136,809,143	146,107,182
Total Deposits	159,518,932	167,082,842

Repurchase agreements	13,500,000	13,500,000
Accrued interest payable and other liabilities	1,109,241	1,031,680
Total Liabilities	174,128,173	181,614,522

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at June 30, 2012 and December 31, 2011	17,866,890	17,866,890
Retained earnings	4,205,494	3,986,150
Accumulated other comprehensive income	403,113	387,749
Total Shareholders’ Equity	22,475,497	22,240,789

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$196,603,670	$203,855,311

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Interest and Dividend Income:
Interest and fees on loans	$1,923,875	$2,169,377
Interest on interest-bearing deposits	6,003	5,798
Interest on federal funds sold	3,033	1,501
Interest on securities available for sale:
Taxable	133,726	211,844
Nontaxable	13,819	—
Dividends on restricted equity securities	8,009	7,648
Total Interest and Dividend Income	2,088,465	2,396,168

Interest Expense:
Interest on deposits	348,423	517,380
Interest on short-term borrowings	1	5
Interest on repurchase agreements	134,149	134,149
Total Interest Expense	482,573	651,534

Net Interest Income	1,605,892	1,744,634
Provision for (recovery of) loan losses	(27,413)	55,923

Net Interest Income After Provision for Loan Losses	1,633,305	1,688,711

Noninterest Income:
Service charges on deposit accounts	60,542	76,227
Mortgage brokerage income	69,921	28,623
Electronic card fees	46,741	42,082
Investment fee income	35,121	29,140
Income on bank owned life insurance	27,972	27,468
Gain on securities sold/called	1,848	—
Other fee income and miscellaneous income	28,940	21,979
Total Noninterest Income	271,085	225,519

Noninterest Expense:
Salaries and employee benefits	696,267	701,070
Occupancy and equipment expense	202,748	208,411
Professional fees	59,986	43,476
Outside processing	131,337	105,962
FDIC assessment	65,058	99,207
Franchise tax	50,001	52,500
Regulatory examination fees	27,700	27,935
Other real estate and repossessions	351,530	398,198
Other expenses	157,831	124,938
Total Noninterest Expense	1,742,458	1,761,697
Net Income Before Tax	$161,932	$152,533
Income Tax Expense	39,883	40,856
Net Income	$122,049	$111,677
Net Income Per Share Basic	$.07	$.07
Net Income Per Share Diluted	$.07	$.07

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Interest and Dividend Income:
Interest and fees on loans	$3,867,253	$4,430,526
Interest on interest-bearing deposits	14,483	10,019
Interest on federal funds sold	7,011	4,020
Interest on securities available for sale:
Taxable	267,167	424,036
Nontaxable	23,689	—
Dividends on restricted equity securities	15,829	15,314
Total Interest and Dividend Income	4,195,432	4,883,915

Interest Expense:
Interest on deposits	732,371	1,098,881
Interest on short-term borrowings	1	5
Interest on repurchase agreements	268,298	266,824
Total Interest Expense	1,000,670	1,365,710

Net Interest Income	3,194,762	3,518,205
Provision for loan losses	173,870	909,113

Net Interest Income After Provision for Loan Losses	3,020,892	2,609,092

Noninterest Income:
Service charges on deposit accounts	125,543	153,569
Mortgage brokerage income	99,895	58,422
Electronic card fees	88,872	79,358
Investment fee income	100,459	75,926
Income on bank owned life insurance	55,575	54,565
Gain on securities sold/called	1,848	—
Other fee income and miscellaneous income	59,435	45,779
Total Noninterest Income	531,627	467,619

Noninterest Expense:
Salaries and employee benefits	1,420,744	1,426,048
Occupancy and equipment expense	413,750	426,246
Professional fees	127,974	126,668
Outside processing	259,726	209,810
FDIC assessment	132,125	218,069
Franchise tax	100,002	105,000
Regulatory examination fees	55,400	55,875
Other real estate and repossessions	494,532	787,554
Other expenses	260,242	249,238
Total Noninterest Expense	3,264,495	3,604,508

Net Income (Loss) Before Tax	$288,024	$(527,797)
Income Tax Expense (Benefit)	68,680	(199,394)
Net Income (Loss)	$219,344	$(328,403)
Net Income (Loss) Per Share Basic	$.13	$(.19)
Net Income (Loss) Per Share Diluted	$.13	$(.19)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Net Income	$122,049	$111,677
Other Comprehensive Income:
Net unrealized holding gains on securities available for sale during the period	83,078	424,552
Less reclassification adjustments for gains included in net income net of tax of $628	(1,220)	—
Deferred income tax expense	(28,246)	(144,348)
Other Comprehensive Income	53,612	280,204
Total Comprehensive Income	$175,661	$391,881

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Net Income (Loss)	$219,344	$(328,403)
Other Comprehensive Income:
Net unrealized holding gains on securities available for sale during the period	25,125	502,336
Less reclassification adjustments for gains included in net income net of tax of $628	(1,220)	—
Deferred income tax expense	(8,541)	(170,795)
Other Comprehensive Income	15,364	331,541
Total Comprehensive Income	$234,708	$3,138

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities
Net income (loss)	$219,344	$(328,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	173,870	909,113
Depreciation and amortization	98,089	107,809
Amortization of discounts and premiums, net	95,997	69,739
Gain on sale of securities	(1,848)	—
Loss and impairment on other real estate owned and repossessions	424,963	748,185
Deferred tax expense (benefit)	198,794	(8,141)
Change in loans held for sale	(1,033,045)	—
(Increase) decrease in accrued interest receivable	(1,341)	134,678
Increase in other assets	(9,531)	(8,487)
Increase in value of bank owned life insurance	(55,575)	(54,565)
Change in reserve for unfunded lending commitments	25,020	—
Increase (decrease) in accrued interest payable and other liabilities	52,541	(80,852)
Net cash provided by operating activities	187,278	1,489,076

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(85,824)	(35,947)
Purchases of securities available for sale	(9,577,186)	—
Calls/maturities/repayments of securities available for sale	6,308,198	2,681,930
Redemptions of restricted equity securities	69,500	82,400
Capital improvements to other real estate owned	—	(23,750)
Proceeds from sale of other real estate owned and repossessions	2,515,912	1,893,022
Loan originations and principal collections, net	1,501,506	1,992,870
Net cash provided by investing activities	732,106	6,590,525

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	1,734,129	2,640,006
Decrease in interest bearing deposits	(9,298,039)	(5,366,733)
Net cash used in financing activities	(7,563,910)	(2,726,727)

Net increase (decrease) in cash and cash equivalents	$(6,644,526)	$5,352,874
Cash and cash equivalents at beginning of period	30,471,513	18,765,347
Cash and cash equivalents at end of period	$23,826,987	$24,118,221

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,021,490	$1,439,213
Cash paid during the period for taxes	$—	$—
Unrealized gain on securities available for sale	$23,277	$502,336
Transfers between loans, other real estate & other assets	$2,197,949	$3,348,527

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”) was incorporated in Virginia on January 14, 1999. The Corporation was primarily organized to serve as a bank holding company. Its first wholly-owned subsidiary was located in Martinsville, Virginia and was sold on March 23, 2005. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. (“MainStreet RE”) for the sole purpose of owning the real estate of the Corporation. When MainStreet sold Smith River Bank, the capital was redeployed to Franklin Bank.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at June 30, 2012 and December 31, 2011 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$4,470,836	$12,290	$(2,550)	$4,480,576
Mortgage backed securities	14,951,495	550,419	—	15,501,914
States and political subdivisions	4,427,247	31,293	(43,030)	4,415,510

Total securities available for sale	$23,849,578	$594,002	$(45,580)	$24,398,000

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$2,804,763	$7,497	$(1,478)	$2,810,782
Mortgage backed securities	16,758,613	496,577	—	17,255,190
States and political subdivisions	1,111,363	22,549	—	1,133,912

Total securities available-for-sale	$20,674,739	$526,623	$(1,478)	$21,199,884

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at June 30, 2012, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	—	—
Due after five years but within ten years	9,898,354	9,931,630
Due after ten years	13,951,224	14,466,370

	$23,849,578	$24,398,000

There were $1,848 in gross gains and no gross losses recorded on calls of securities available for sale for the quarter and six month period ending June 30, 2012. There were no gross gains or losses recorded on sales and calls of securities available for sale for the quarter and six month period ending June 30, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

Following demonstrates the unrealized loss position of securities available for sale at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$747,450	$(2,550)	$—	$—	$747,450	$(2,550)
States and political subdivisions	3,067,017	(43,030)	—	—	3,067,017	(43,030)
Total securities available-for-sale	$3,814,467	$(45,580)	$—	$—	$3,814,467	$(45,580)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)
Total temporarily impaired securities	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At June 30, 2012 and December 31, 2011, there were $3.8 million and $2.2 million, respectively in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at June 30, 2012 and December 31, 2011.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at June 30, 2012 and December 31, 2011. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $325,400 and $394,900 at June 30, 2012 and December 31, 2011, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at June 30, 2012 and no impairment has been recognized. FHLB has repurchased excess capital stock during 2012 and 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Commercial	$10,155,682	$11,061,471
Real Estate:
Construction and land development	20,861,272	26,102,914
Residential 1-4 families:
First liens	36,702,472	37,735,618
Junior liens	8,578,390	8,486,594
Home equity lines	6,884,315	7,639,785
Commercial real estate	53,598,124	50,272,002
Consumer	1,773,246	1,836,110
Total Gross Loans	$138,553,501	$143,134,494
Unearned deferred fees and costs, net	88,062	89,510
Recorded Investment	$138,641,563	$143,224,004

Overdrafts reclassified to loans at June 30, 2012 and December 31, 2011 were $13,793 and $4,916, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

Construction & Land Development: Emphasis is placed on the estimated absorption period of the project based on the intimate knowledge of local demand and geographic concentrations by appraisers and account officers. Projects are monitored by Franklin Bank’s in-house construction inspector to ensure adherence to project specifications and timely completion. Loan to values are manually tracked to ensure conforming collateral coverage is maintained throughout the development phase. Interest carry abilities are determined by analyzing global cash flow and available liquidity. Due to their complex nature, loans for speculative housing and speculative lot requests are underwritten by Franklin Bank’s business lending group. Terms at origination for speculative lot loans are based on collateral margins and on qualifying the borrower to policy requirements based on a ten year amortization period. Speculative housing loan terms generally are held to eighteen months with allowance made for substantial curtailments.

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2012 and 2011 are as follows:

	2012	2011

Balance at beginning of year	$3,272,945	$3,584,180
Provision for loan losses	173,870	909,113
Recoveries	72,464	83,344
Charge-offs	(955,450)	(1,513,807)
Balance at period end	$2,563,829	$3,062,830

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

A breakdown of the allowance by loan segment for the six months ended June 30, 2012 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(187)	(245,248)	(616,151)	(93,578)	—	—	(286)	—	(955,450)
Recoveries	1,200	3,443	50,000	9,932	—	—	7,889	—	72,464
Provision	(32,428)	(167,425)	196,678	60,079	(9,791)	136,846	(4,979)	(5,110)	173,870
Ending Balance	$123,576	$493,414	$730,666	$151,242	$88,791	$961,605	$14,535	$—	$2,563,829

		June 30, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for Impairment	$10,253	$25,879	$21,684	$—	$—	$279,941	$—	$—	$337,757

Ending Balance:
Collectively evaluated for impairment	113,323	467,535	708,982	151,242	88,791	681,664	14,535	—	2,226,072

	$123,576	$493,414	$730,666	$151,242	$88,791	$961,605	$14,535	$—	$2,563,829

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

		June 30, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$133,165	$906,942	$2,507,743	$404,828	$128,038	$2,178,434	$—	$6,259,150

Ending Balance:
Collectively evaluated for impairment	10,022,517	19,954,330	34,194,729	8,173,562	6,756,277	51,419,690	1,773,246	132,294,351

	$10,155,682	$20,861,272	$36,702,472	$8,578,390	$6,884,315	$53,598,124	$1,773,246	$138,553,501

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2011 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$—	$3,584,180
Charge-offs	(482,651)	(922,440)	(311,265)	(164,907)	(34,745)	(205,824)	(21,670)	—	(2,143,502)
Recoveries	32,312	62,883	62,755	1,232	—	—	12,302	—	171,484
Provision	466,881	676,018	282,966	94,958	(83,736)	237,275	(18,689)	5,110	1,660,783
Ending Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

An age analysis of past due loans as of June 30, 2012 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$5,000	$—	$5,000	$10,000	$10,145,682	$10,155,682	$5,000	$—
Real Estate:
Construction and land development	4,480	—	532,368	536,848	20,324,424	20,861,272	—	583,455
Residential 1-4 Families
First Liens	688,973	9,511	1,851,458	2,549,942	34,152,530	36,702,472	—	2,507,743
Junior Liens	528,651	—	—	528,651	8,049,739	8,578,390	—	137,228
Home Equity lines	—	—	—	—	6,884,315	6,884,315	—	128,038
Commercial Real Estate	553,077	350,402	94,962	998,441	52,599,683	53,598,124	94,962	90,204
Consumer	19,788	—	—	19,788	1,753,458	1,773,246	—	—

	$1,799,969	$359,913	$2,483,788	$4,643,670	$133,909,831	$138,553,501	$99,962	$3,446,668

An age analysis of past due loans as of December 31, 2011 is as follows:

							Accruing Loans
							90 or More Days
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	Nonaccrual Loans (Included in Past Dues & Current)
Commercial	$150,390	$4,287	$88,350	$243,027	$10,818,444	$11,061,471	$—	$104,579
Real Estate:
Construction and land development	52,406	43,274	1,526,501	1,622,181	24,480,733	26,102,914	—	1,624,238
Residential 1-4 Families
First Liens	836,919	1,674,264	2,689,459	5,200,642	32,534,976	37,735,618	—	4,852,061
Junior Liens	208,807	—	—	208,807	8,277,787	8,486,594	—	156,490
Home Equity lines	26,773	—	—	26,773	7,613,012	7,639,785	—	131,439
Commercial Real Estate	—	—	148,221	148,221	50,123,781	50,272,002	—	148,221
Consumer	2,103	—	—	2,103	1,834,007	1,836,110	—	50,694

	$1,277,398	$1,721,825	$4,452,531	$7,451,754	$135,682,740	$143,134,494	$—	$7,067,722

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

Impaired loans at June 30, 2012 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$133,165	$128,165	$5,000	$10,253	$124,398	$73
Real Estate:
Construction and land development	928,382	323,487	583,455	25,879	1,043,163	—
Residential 1-4 Families
First Liens	2,566,312	345,593	2,162,150	21,684	3,351,616	—
Junior Liens	404,828	—	404,828	—	347,987	185
Home Equity lines	160,302	—	128,038	—	129,625	—
Commercial Real Estate	2,178,434	1,818,627	359,807	279,941	1,286,718	—
Consumer	86,494	—	—	—	33,496	—

	$6,457,917	$2,615,872	$3,643,278	$337,757	$6,317,003	$258

Impaired loans at December 31, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$170,080	$36,388	$100,292	$2,075	$327,051	$593
Real Estate:
Construction and land development	1,664,551	1,263,551	360,687	292,323	2,163,855	24,174
Residential 1-4 Families
First Liens	4,901,815	2,474,255	2,377,806	413,354	3,618,240	122,856
Junior Liens	424,795	—	424,795	—	570,365	15,383
Home Equity lines	163,703	—	131,439	—	177,972	3,520
Commercial Real Estate	1,533,473	1,385,252	148,221	110,820	809,181	105,266
Consumer	142,188	—	50,694	—	56,639	653

	$9,000,605	$5,159,446	$3,593,934	$818,572	$7,723,303	$272,445

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

Troubled debt restructurings occurred as follows for the year-to-date and quarter-to-date periods ending June 30, 2012:

Commercial	$97,502
Real Estate:
Construction and land development	323,487
Residential 1-4 families:
First liens	—
Junior liens	—
Home Equity Lines	—
Commercial Real Estate	353,177
Consumer	—
$774,166

For the six months and three months ended June 30, 2012, below describes the troubled debt restructurings at the time of modification:

	Pre-Modification		Post-Modification
	Number		Number
	of Loans	Balance	of Loans	Balance
Commercial	1	$97,502	1	$97,502
Real Estate:
Construction and land development	1	323,487	1	323,487
Residential 1-4 families:
First liens	—	—	—	—
Junior liens	—	—	—	—
Home Equity Lines	—	—	—	—
Commercial Real Estate	1	354,156	1	354,156
Consumer	—	—	—	—
	3	$775,145	3	$775,145

The commercial loan restructured was a renewal of an existing loan for a short period of time to allow the borrower to come up with an action plan. The borrower’s debt service ratio had declined moving the credit to a criticized asset. The construction and land development loan was the renewal of a criticized credit for a short term to allow the borrower to sell assets. The commercial real estate loan was the restructure of a stale line of credit into an amortizing loan of a criticized asset.

The following table describes the interest earned, reflected in income and lost for the periods.

	June 30, 2012	June 30, 2011
Interest that would have been earned	$173,195	$294,791
Interest reflected in income	258	33,380
Lost interest	$172,937	$261,411

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

At June 30, 2012 and December 31, 2011 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $2,447,675 and $1,685,658, respectively. These loans did not have any additional commitments at June 30, 2012 and December 31, 2011, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at June 30, 2012 and December 31, 2011, respectively. Troubled debt restructurings are included in the impaired loan disclosures.

There were no troubled debt restructurings modified during the prior twelve months that defaulted during the three and six month period ended June 30, 2012.

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

June 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

		June 30, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,842,796	$17,507,163	$31,100,165	$7,712,309	$6,734,369	$48,044,089	$1,724,346	$122,665,237
Special Mention	37,497	1,032,540	646,103	250,966	—	1,004,846	6	2,971,958
Substandard	275,389	2,321,569	4,610,611	615,115	149,946	4,549,189	48,894	12,570,713
Doubtful	—	—	345,593	—	—	—	—	345,593
Loss	—	—	—	—	—	—	—	—

	$10,155,682	$20,861,272	$36,702,472	$8,578,390	$6,884,315	$53,598,124	$1,773,246	$138,553,501

		December 31, 2011
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,869,976	$21,364,943	$30,016,743	$7,251,555	$7,486,498	$43,885,034	$1,782,754	$121,657,503
Special Mention	878,058	1,067,783	492,941	—	—	1,611,592	—	4,050,374
Substandard	312,325	3,377,865	6,812,580	1,235,039	153,287	4,775,376	53,356	16,719,828
Doubtful	1,112	292,323	413,354	—	—	—	—	706,789
Loss	—	—	—	—	—	—	—	—

	$11,061,471	$26,102,914	$37,735,618	$8,486,594	$7,639,785	$50,272,002	$1,836,110	$143,134,494

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at June 30, 2012 and December 31, 2011.

There were no overnight federal funds purchased at June 30, 2012 and December 31, 2011.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at June 30, 2012 and December 31, 2011, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 4.22% at June 30, 2012.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at June 30, 2012.

Note 7 – Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	1,713,375	$.13	1,713,375	$(.19)
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per share, diluted	1,713,375	$.13	1,713,375	$(.19)

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 for the year-to-date periods ending June 30, 2012 and 2011, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per share, basic	1,713,375	$.07	1,713,375	$.07
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings per share, diluted	1,713,375	$.07	1,713,375	$.07

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 for the quarters ending June 30, 2012 and 2011, respectively.

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of June 30, 2012, there were 136,527 stock options granted under this Plan of which 822 have been exercised and 7,433 were forfeited.

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to a former employee.

As of June 30, 2012 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

Following is a status and summary of changes in stock options during the six months ended June 30, 2012:

Weighted
		Weighted	Average
	Six Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	June 30, 2012	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2012	161,272	$12.17	3.17	$—
Exercisable at June 30, 2012	161,272	$12.17	3.17	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on changes in the market value of the Corporation’s stock.

As of June 30, 2012 and 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost was recognized over a weighted-average period of three years.

As of June 30, 2012, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life

9.55	33,000	1.00
12.09	85,147	3.40
12.09	17,299	3.50
15.00	13,260	5.45
16.75	12,566	4.50
$9.55 - $16.75	161,272

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The ame credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2012, outstanding commitments to extend credit including letters of credit were $17,675,496. There are no commitments to extend credit on impaired loans.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$4,480,576	$—	$4,480,576	$—
Mortgage backed securities	15,501,914	—	15,501,914	—
States and political subdivisions	4,415,510	—	4,415,510	—
Total available-for-sale securities	24,398,000	—	24,398,000	—
Loans held for sale	1,033,045	—	1,033,045	—
Total assets at fair value	$25,431,045	$—	$25,431,045	$—

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,810,782	$—	$2,810,782	$—
Mortgage backed securities	17,255,190	—	17,255,190	—
States and political subdivisions	1,133,912	—	1,133,912	—
Total available-for-sale securities	$21,199,884	$—	$21,199,884	$—
Total assets at fair value	$21,199,884	$—	$21,199,884	$—

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

June 30, 2012

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

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

		Carrying value at June 30, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$3,119,262	$—	$823,096	$2,296,166
Other real estate owned	2,829,592	—	1,617,997	1,211,595
Total assets at fair value	$5,948,854	$—	$2,441,093	$3,507,761

		Carrying value at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,867,822	$—	$4,218,384	$649,438
Other real estate owned	3,572,518	—	1,596,190	1,976,328
Total assets at fair value	$8,440,340	$—	$5,814,574	$2,625,766

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the period ended June 30, 2012 were as follows:

	Fair Value Measurements at June 30, 2012
	Impaired Loans	Other Real Estate Owned
Balance – January 1, 2012	$649,438	$1,976,328
Total gains (losses) realized/unrealized
Included in earnings (write downs)	—	(93,242)
Newly Impaired / New OREO	720,033	1,544,449
Sales	(88,350)	(2,355,565)
Settlements / Foreclosures / Paydowns / charge offs	(198,242)	—
Transfers into Level 3	1,213,287	139,625
Transfers out of Level 3	—	—
Balance – June 30, 2012	$2,296,166	$1,211,595

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2012:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$622,531	Discounted appraised value	Selling cost	5% - 10% (8)%
	1,123,722	Discounted cash flows	Discounted cash flows	8% - 44% (18)%
	549,913	Internal evaluations	Internal evaluations	5% - 10% (6)%
Other real estate owned	$600,000	Discounted appraised value	Selling cost	0% - 27% (27)%
	611,595	Internal evaluations	Internal evaluations	0% - 6% (6)%

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

June 30, 2012

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

The carrying values and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at June 30, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,718,140	$3,718,140	$—	$—	$3,718,140
Interest-bearing deposits in banks	13,425,337	13,425,337	—	—	13,425,337
Federal funds sold	6,683,510	6,683,510	—	—	6,683,510
Securities available-for-sale	24,398,000	—	24,398,000	—	24,398,000
Restricted equity securities	760,500	—	760,500	—	760,500
Loans held for sale	1,033,045	—	1,033,045	—	1,033,045
Loans, net	136,077,734	—	132,523,357	2,296,166	134,819,523
Accrued interest receivable	549,246	—	549,246	—	549,246
Bank owned life insurance	3,105,271	—	3,105,271	—	3,105,271

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$22,709,789	$—	$22,709,789	$—	$22,709,789
Interest bearing deposits	136,809,143	—	137,430,194	—	137,430,194
Repurchase agreements	13,500,000	—	13,656,661	—	13,656,661
Accrued interest payable	204,791	—	204,791	—	204,791

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

Note 12 – Subsequent Events

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

June 30, 2012

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

General

We use the term “MainStreet” or “Corporation” to refer to MainStreet BankShares, Inc. We use the term “Bank” or “Franklin Bank:” to refer to Franklin Community Bank, National Association. We use “we”, “us”, or “our” to refer to the consolidated businesses of the Corporation and its subsidiaries unless the content indicates otherwise. MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia and is the bank holding company for its subsidiary bank, Franklin Community Bank, National Association (“Franklin Bank’) which serves the Franklin County area of Virginia. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has three banking offices in Rocky Mount and Franklin County. MainStreet also has a wholly-owned real estate company, MainStreet RealEstate, Inc. which owns the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Within 60 days, Franklin Bank was required to do the following:

▪	Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Franklin Bank’s internal loan review function reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.
▪	Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. A credit analyst position was created in December 2008. The analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of loans.
▪	Franklin Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. Franklin Bank continually strives to lower its problem assets.
▪	Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of its liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At June 30, 2012 and December 31, 2011, brokered deposits were $5.3 million and $6.9 million, respectively, and were less than 5% of total deposits in both comparisons. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Overview

Total assets at June 30, 2012 were $196.6 million compared to $203.9 million at year-end December 31, 2011, a decline of $7.3 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs. In addition, the resolution of problem credits has caused our loans to decline along with the fact that loan demand in our market place continues to be soft. At June 30, 2012, loans, net of unearned deferred fees and costs, declined $4.6 million from year-end 2011, but remained stable with the prior quarter end. Securities available for sale increased $3.2 million due to purchases of $9.6 million offset by pay downs on mortgage backed securities and called securities. Deposits declined $7.6 million. The shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents decreased from year-end 2011 by $6.6 million, primarily due to the purchase of securities. Liquidity is an important focus for our Company during these tumultuous times and our liquid assets were 18.69% of total liabilities at June 30, 2012 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall deposits. We maintained our core relationships as can be evidenced by the increase in demand deposits which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels; however, these asset quality levels have improved significantly since year-end 2011 and since the first quarter of 2012. We transferred $2.2 million of loans into other real estate and other repossessed assets during the first six months of 2012. None the less, our other real estate properties declined to $2.8 million at June 30, 2012 compared to $3.6 million at December 31, 2011. As can be seen by the addition of properties, but overall decline in balance at quarter end, we have sold approximately $3.0 million of properties in other real estate and have additional properties under contract.

Total shareholders’ equity was $22.5 million at June 30, 2012. MainStreet and Franklin Bank were well capitalized at June 30, 2012 under bank regulatory capital classifications. The book value of shareholders’ equity at June 30, 2012 was $13.12 per share.

Our year-to-date net income at June 30, 2012 was $219,344, or $.13 per basic share. This income equated to an annualized return on average assets of .22% and an annualized return on average shareholders’ equity of 1.96%. Net loss for the same period in 2011 was $(328,403), or $(.19) per basic share. This equated to an annualized loss on average assets and annualized loss on average shareholders’ equity of (.31%) and (2.99%), respectively. Credit related expenses such as losses on sales of other real estate properties, impairment losses on other real estate properties, loss of interest on nonaccrual loans, and provision expense continue to negatively impact our operating results. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sale together accounted for $668,402 and $1,696,667 in expense for the six month periods ending June 30, 2012 and June 30, 2011, respectively.

Net income for the second quarter of 2012 was $122,049, or $.07 per basic share compared to $111,677, or $.07 per basic share, for the second quarter of 2011. Provision expense and other real estate and repossession expenses, write-downs and losses on sale together were $324,117 for the second quarter of 2012 compared to $454,121 for the second quarter of 2011. Credit related issues continue to have a negative impact on our Company’s net income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

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

Net interest income for the six month period ending June 30, 2012 and 2011 was $3,194,762 and $3,518,205, respectively, a decline of $323,443, or 9.19%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to an increase in lost interest income on nonaccrual loans. For the six months ending June 30, 2012 and 2011, the net interest margin was 3.48% and 3.58%, respectively, a 10 basis point decrease. The yield on interest earning assets for the year-to-date period ending June 30, 2012 was 4.56% compared to 4.97% for the year-to-date period ending June 30, 2011, a decline of 41 basis points. However, the funding side of the interest margin also dropped during this time period by a favorable 31 basis points in the year-to-year comparison. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest for the period ending June 30, 2012 and 2011 was $172,937 and $261,411, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

The low interest rate environment continues with the Federal Reserve leaving short-term interest rates within a range of 0% - .25% which has been effective since 2008. The Federal Reserve has also indicated that interest rates will remain at this level until late 2014. Franklin Bank has a portfolio of variable rate loans. In a rising interest rate environment, this generally has a positive impact on the net interest margin because deposits rates are slower to increase. Although low interest rates have been beneficial for our cost of funds, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment.

The net interest margin and net interest income should show improvement with the maturity of the repurchase agreements. The rates on these are above current market rates. Of these repurchase agreements, $7.5 million matures in September 2012 and $6.0 million matures in early January 2013.

Net interest income for the three month period ending June 30, 2012 and 2011 was $1,605,892 and $1,744,634, respectively, a decline of $138,742, or 7.95%. This equated to a net interest margin of 3.44% and 3.59% at June 30, 2012 and 2011, respectively.

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

June 30, 2012

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

Provision expense for the first six months of 2012 and 2011 was $173,870 and $909,113, respectively. Our loan portfolio, net of unearned deferred fees and costs, declined $4.6 million or 3.20% from year-end 2011; however, we have continued to add to our loan loss reserve based on our quarterly detailed allowance calculation which includes the level of criticized and classified loans, our qualitative factors, migration, historical loss analysis, charge-offs and our specific reserve analysis. Gross charge-offs year-to-date 2012 were $955,450 compared to $1,513,807 year-to-date 2011. We transferred $2.2 million from loans to other real estate and other repossessed assets during the year-to-date period ending June 30, 2012. Based on updated appraisals we received on these properties, along with other loans, we charged off the balance noted above. The allowance for loan losses was $2.6 million at June 30, 2012 and $3.3 million at December 31, 2011, a decline of $.7 million due to charge offs, offset by additional provision expense and some modest recoveries. The allowance for loan losses was 1.85% and 2.29% of loans net of unearned at June 30, 2012 and December 31, 2011, respectively. Our criticized and classified loans that are evaluated by historical loss migration declined $3.2 million at June 30, 2012 compared to year-end 2011. The loans evaluated collectively by pools increased $1.9 million at June 30, 2012 versus December 31, 2011. Impaired loans evaluated individually were $6.3 million and $8.8 million at June 30, 2012 and December 31, 2011, respectively, with specific reserves of $337,757 and $818,572, respectively. The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2011 was primarily because the volumes of our adverse rated loans and our impaired loans declined. The allowance for loan losses was not replenished by the entire $955,450 of gross charge offs because the loans were provided for in our allowance for loan losses at year-end 2011. Net charge-offs of $882,986 and $1,430,463 for the six months of 2012 and 2011 equated to 1.26% and 1.83%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Provision expense for the second quarter of 2012 and 2011 was ($27,413) and $55,923, respectively. We had a modest recovery of reserve during the second quarter of 2012 primarily due to the improvement in our criticized and classified loan totals. Qualitative factors also noted an improvement in our allowance calculation. The allowance for loan losses was $2.6 million at June 30, 2012 and March 31, 2012. The allowance for loan losses was 1.85% and 1.89% of loans net of unearned at June 30, 2012 and March 31, 2012, respectively. Our criticized and classified loans that are evaluated by historical loss migration declined $776.6 thousand at June 30, 2012 compared to prior quarter end. The loans evaluated collectively by pools increased $1.2 million at June 30, 2012 versus March 31, 2012. Impaired loans evaluated individually were $6.3 million and $5.6 million at June 30, 2012 and March 31, 2012, respectively, with specific reserves of $337,757 and $295,249, respectively. The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2011 was primarily because the volumes of loans declined in our adverse rated loans and our impaired loans and due to the level of charge offs provided at year end and charged off in 2012. Gross charges offs and recoveries for the second quarter of 2012 were $95,907 and $66,370, respectively. Net charge-offs of $29,537 for the three months of the second quarter of 2012 equated to .09%, of quarterly average loans outstanding net of unearned income and deferred fees.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loan, loans past due 90 days and still accruing, and troubled debt restructurings.

	June 30, 2012	December 31, 2011
Commercial	$133,165	$136,680
Real Estate:
Construction and land development	906,942	1,624,238
Residential 1-4 families:
First liens	2,507,743	4,852,061
Junior liens	404,828	424,795
Home equity loans	128,038	131,439
Commercial real estate	2,178,434	1,533,473
Consumer	—	50,694
Total Nonperforming Loans	$6,259,150	$8,753,380

Total nonperforming loans showed significant improvement by declining $2.5 million, or 28.49%, at the end of June 2012 compared to year-end 2011. Nonaccrual loans (included in the impaired loans above) were $3,446,668 and $7,067,722 at June 30, 2012 and December 31, 2011, respectively, which represented 2.49% and 4.93%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and accruing troubled debt restructurings. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At June 30, 2012 and December 31, 2011, loans secured by residential 1-4 family first liens were the largest category of impaired loans at $2.5 million and $4.9 million, respectively. Commercial real estate loans at $2.2 million at June 30, 2012 were the next largest of the impaired loan categories compared to $1.6 million of construction and land development loans at December 31, 2011.

Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties at depressed prices to repay the loan. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio. The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below. There is continued economic pressure on consumers and business enterprises and unemployment is at 6.2%. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result. Until unemployment declines and consumer confidence increases, these trends may continue. While we continue to address our asset quality issues and have shown great improvement, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Noninterest Income

Total noninterest income was $531,627 and $467,619 for the six months ending June 30, 2012 and 2011, respectively, an increase of $64,008, or 13.69%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 6/30/12	YTD 6/30/11	Dollar Change	Percentage Change
Service charges on deposit accounts	$125,543	$153,569	$(28,026)	(18.25)%
Mortgage brokerage income	99,895	58,422	41,473	70.99
Electronic card fees	88,872	79,358	9,514	11.99
Investment fee income	100,459	75,926	24,533	32.31
Income on bank owned life insurance	55,575	54,565	1,010	1.85
Gain on securities sold/called	1,848	—	1,848	100.00
Other fee income & miscellaneous	59,435	45,779	13,656	29.83

As noted above, total noninterest income increased $64,008 for the six months ending June 30, 2012 compared to the six months ending June 30, 2011. Service charges on deposit accounts were not included in the increase but declined $28,026 in the year to year comparison. This decline is primarily due to a decline in NSF charges. Mortgage brokerage demonstrated a substantial increase in the year to year comparison by $41,473, or 70.99%; however, volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. This new process allows us to change our commission levels and has increased our income. Electronic card fees experienced an increase of $9,514 for the six months ended June 30, 2012 as compared to June 30, 2011. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first six months of 2012 and 2011was $100,459 and $75,926, respectively, an increase of $24,533, or 32.31%. Franklin Bank has bank owned life insurance on the lives of the two executive officers. The balance at June 30, 2012 was $3.1 million. Income on this investment was stable with a slight increase compared to the prior year. There were gains of $1,848 on called securities during the second quarter of 2012. Other fee income and miscellaneous income experienced an increase of $13,656, or 29.83%. This increase is primarily due to modest increases in title fee income, evaluation fee income, and checkbook charges. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank.

Total noninterest income was $271,085 and $225,519 for the three months ending June 30, 2012 and 2011, respectively, an increase of $45,566, or 20.21%. The following chart demonstrates the categories of change:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Noninterest Income	QTD 6/30/12	QTD 6/30/11	Dollar Change	Percentage Change
Service charges on deposit accounts	$60,542	$76,227	$(15,685)	(20.58)%
Mortgage brokerage income	69,921	28,623	41,298	144.28
Electronic card fees	46,741	42,082	4,659	11.07
Investment fee income	35,121	29,140	5,981	20.53
Income on bank owned life insurance	27,972	27,468	504	1.84
Gain on securities sold/called	1,848	—	1,848	100.00
Other fee income & miscellaneous	28,940	21,979	6,961	31.67

The same comments concerning noninterest income in the year to year comparison also apply to the variances that occurred in the quarter to quarter comparison. Overall noninterest income increased in all of the categories with the exception of service charges on deposit accounts which declined primarily due to a decline in NSF fee income.

Noninterest Expense

Total noninterest expense was $3,264,495 and $3,604,508 for the six month period ending June 30, 2012 and 2011, respectively, a decrease of $340,013, or 9.43%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense declined $46,991, or 1.67%. The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2012 and 2011, the dollar change, and the percentage change:

Expense	YTD 6/30/12	YTD 6/30/11	Dollar Change	Percentage Change
Salaries and employee benefits	$1,420,744	$1,426,048	$(5,304)	(0.37)%
Occupancy and equipment	413,750	426,246	(12,496)	(2.93)
Professional fees	127,974	126,668	1,306	1.03
Outside processing	259,726	209,810	49,916	23.79
FDIC Assessment	132,125	218,069	(85,944)	(39.41)
Franchise tax	100,002	105,000	(4,998)	(4.76)
Regulatory examination fees	55,400	55,875	(475)	(0.85)
Other real estate and repossessions	494,532	787,554	(293,022)	(37.21)
Other expenses	260,242	249,238	11,004	4.42

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 43.52% and 39.56%, respectively, of total noninterest expense for the six-month period ending June 30, 2012 and 2011. Our overall costs have remained stable in the year-to-year comparison primarily because we elected to freeze employees’ salaries in 2011 and 2012. Occupancy and equipment costs comprise the next largest category of recurring noninterest expense and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category declined $12,496 which was attributable to a decline in depreciation expense and a decline in service maintenance expense. Professional fees include fees for audit, legal, and other professional fees and showed a modest increase in the year to year comparison. Outside processing expenses increased $49,916, or 23.79% in the year to year comparison primarily due to an increase in data processing fees and in our bank insurance costs for our bond and director and officer insurance. FDIC assessment declined $85,944 due to the decline in assets and the new method adopted by the FDIC for its calculation using assets as its base; however, the overall premium is still burdensome. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the recession. This assessment may increase again depending on the health of the financial services sector. Other real estate and repossessions represent the second largest category of noninterest expense but are nonrecurring. The losses, write-downs and expenses associated with our other real estate properties experienced a significant decline of $293,022, or 37.21%, compared to the same period in 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Total noninterest expense was $1,742,458 and $1,761,697 for the three month period ending June 30, 2012 and 2011, respectively, a decrease of $19,239, or 1.09%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense increased $27,429, or 2.01%. The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2012 and 2011, the dollar change, and the percentage change:

Expense	YTD 6/30/12	YTD 6/30/11	Dollar Change	Percentage Change
Salaries and employee benefits	$696,267	$701,070	$(4,803)	(0.69)%
Occupancy and equipment	202,748	208,411	(5,663)	(2.72)
Professional fees	59,986	43,476	16,510	37.98
Outside processing	131,337	105,962	25,375	23.95
FDIC Assessment	65,058	99,207	(34,149)	(34.42)
Franchise tax	50,001	52,500	(2,499)	(4.76)
Regulatory examination fees	27,700	27,935	(235)	(0.84)
Other real estate and repossessions	351,530	398,198	(46,668)	(11.72)
Other expenses	157,831	124,938	32,893	26.33

Overall, the same explanations for the year to date comparisons are applicable to the quarterly comparisons of noninterest expense.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at June 30, 2012 and June 30, 2011. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amount of $39,883 and $68,660 for the three month period and six month period ending June 30, 2012, respectively. MainStreet recorded income tax expense of $40,856 for the three month period ending June 30, 2011 and an income tax benefit of $199,394 for the six month period ending June 30, 2011.

BALANCE SHEET

Investment Portfolio

The Corporation’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.
2)	To use securities to fulfill pledging collateral requirements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

3)	To utilize the maturity/repricing mix of portfolio securities to help balance the overall interest rate risk position of the balance sheet.
4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at June 30, 2012 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

	June 30, 2012		December 31, 2011
Commercial	$10,155,682	7.33%	$11,061,471	7.73%
Real Estate:
Construction & land development	20,861,272	15.06	26,102,914	18.24
Residential 1-4 families:
First liens	36,702,472	26.49	37,735,618	26.36
Junior liens	8,578,390	6.19	8,486,594	5.93
Home equity lines	6,884,315	4.97	7,639,785	5.34
Commercial real estate	53,598,124	38.68	50,272,002	35.12
Consumer	1,773,246	1.28	1,836,110	1.28
Total Gross Loans	$138,553,501	100.00%	$143,134,494	100.00%
Unearned deferred fees & costs, net	88,062		89,510
Recorded Investment	$138,641,563		$143,224,004

Gross loans declined $4,580,993, or 3.20% at June 30, 2012 compared to December 31, 2011. As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans. These loans represented 91.39% and 90.99% of gross loans at June 30, 2012 and December 31, 2011, respectively. Accordingly, the Bank took steps to reduce certain concentrations, within the real estate loans, including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continue to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for June 30, 2012 was 86.91% compared to 85.72% at December 31, 2011, relatively stable. We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

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

Approximately 25% of our loan portfolio consists of variable rate loans. Variable rate commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten at 1.5% of the full committed loan amount.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

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

	June 30, 2012
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$1,193,727	$558,087	$462,005	$2,213,819
Real Estate
Construction and land development	2,070,880	4,764,430	3,474,531	10,309,841
Residential, 1-4 families
First Liens	5,153,543	845,329	7,491,466	13,490,338
Junior Liens	1,082,644	—	707,894	1,790,538
Home Equity Lines	9,976	—	—	9,976
Commercial real estate	3,702,502	—	23,160,450	26,862,952
Consumer	771	—	—	771
Total	$13,214,043	$6,167,846	$35,296,346	$54,678,235

	December 31, 2011
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$1,253,591	$483,320	$1,498,370	$3,235,281
Real Estate
Construction and land development	2,492,124	5,301,322	3,623,938	11,417,384
Residential, 1-4 families
First Liens	5,496,770	1,301,934	6,179,892	12,978,596
Junior Liens	577,046	124,413	763,513	1,464,972
Home Equity Lines	9,845	—	—	9,845
Commercial real estate	3,995,367	315,979	23,396,327	27,707,673
Consumer	10,602	—	—	10,602
Total	$13,835,345	$7,526,968	$35,462,040	$56,824,353

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

	June 30, 2012
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$473,218	$473,218	$—
Speculative lot loans	5,472,998	3,838,812	1,634,186
Speculative single-family housing construction	3,787,459	2,170,287	1,617,172

	December 31, 2011
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$498,228	$223,228	$275,000
Speculative lot loans	7,267,049	3,223,647	4,043,402
Speculative single-family housing construction	6,200,835	4,194,489	2,006,346

Overall, our concentrations continue to decline due to our efforts to lower them and due to the economy.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	June 30, 2012	December 31, 2011
Nonaccrual loans and leases	$3,446,668	$7,067,722
Loans past due 90 days or more and still accruing	94,962	—
Troubled debt restructurings (not on nonaccrual)	2,447,675	1,685,658
Other impaired loans	269,845	—
Total nonperforming loans	6,259,150	8,753,380
Foreclosed real estate	2,829,592	3,572,518
Other foreclosed property	103,649	103,649
Total foreclosed property	2,933,241	3,676,167
Total nonperforming assets	$9,192,391	$12,429,547

Impaired loans totaled $6,259,150 and $8,753,380 at June 30, 2012 and December 31, 2011, respectively. Nonaccrual loans declined $3.6 million at June 30, 2012 compared to year end 2011. The troubled debt restructurings increased $.8 million, as we continue to work with our troubled borrowers when appropriate. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

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

Deposits

Total deposits at June 30, 2012 and December 31, 2011 were $159,518,932 and $167,082,842, respectively, a decline of $7,563,910, or 4.53%. The decline in deposits is largely attributable to the continued implementation of our strategy to lower deposit costs. The deposit mix was as follows:

	June 30, 2012		December 31, 2011
Demand	$22,709,789	14.24%	$20,975,660	12.56%
Interest checking	9,783,176	6.13	7,472,911	4.47
Money markets	23,417,775	14.68	24,651,034	14.75
Savings	13,020,863	8.16	14,093,416	8.44
Time deposits $100,000 and over	37,671,731	23.62	42,776,337	25.60
Other time deposits	52,915,598	33.17	57,113,484	34.18

Total	$159,518,932	100.00%	$167,082,842	100.00%

The largest components of deposits continues to be time deposits including those $100,000 and over representing 56.79% of total deposits at June 30, 2012 compared to 59.78% at December 31, 2011. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen by the increase in demand deposits which do not pay interest. Demand deposits are now 14.24% of total deposits as compared to 12.56% at December 31, 2011. The dollar amount of our demand deposits has also increased $1.7 million from year end 2011. A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Money markets remained stable as a percentage of total deposits along with the dollar amount. Savings deposits declined $1.1 million while interest checking increased $2.3 million. Our total deposits have declined $7.6 million since year end 2011 primarily caused by our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined as they experienced a $9.3 million decrease since year end.

Competition remains strong in our market from other depository institutions. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole deposit and loan relationships and not just certificates of deposit. Loan demand has been soft and parallels our deposit strategy. Our strategic plan in 2012 also includes continued lowering of our deposit costs to benefit net income, which includes increasing our demand deposits. The overall cost of interest bearing deposits was 1.07% and 1.44%, respectively, for the six months ended June 30, 2012 and June 30, 2011. This decline of 37 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Borrowings

We have several sources for borrowings generally to assist with liquidity. At June 30, 2012 and December 31, 2011, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at June 30, 2012 and December 31, 2011 were $105,077,536 and $103,468,835, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at June 30, 2012 and December 31, 2011.

Repurchase Agreements

The Bank entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date is September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it is called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 4.22% at June 30, 2012.

The Bank entered into a repurchase agreement with Barclays Capital (“Barclays”) on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable by Barclays and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 3.57% at June 30, 2012.

Shareholders’ Equity

Total shareholders’ equity was $22,475,497 and $22,240,789 at June 30, 2012 and December 31, 2011, respectively. Book value per share was $13.12 and $12.98 at June 30, 2012 and December 31, 2011, respectively.

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.

Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at June 30, 2012 and December 31, 2011, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution. The following are MainStreet’s capital ratios at:

	June 30, 2012	December 31, 2011
Tier I Leverage Ratio (Actual)	11.25%	10.74%
Tier I Leverage Ratio (Quarterly Ave.)	11.41	10.68
Tier I Risk-Based Capital Ratio	15.72	15.09
Tier II Risk-Based Capital Ratio	16.98	16.36

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

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

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $17,675,496 at June 30, 2012. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At June 30, 2012 and December 31, 2011, we had available credit from borrowing in the amount of $46,033,482, and $45,091,542, respectively. Our ratio of liquid assets to total liabilities at June 30, 2012 and December 31, 2011 was 18.69% and 19.17%, respectively.

Core deposits are the primary foundation for our Corporation’s liquidity. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Franklin Bank has experienced shrinkage in deposits from year end due to the strategic efforts to reduce deposit costs. The shrinkage of the balance sheet had a positive impact on capital. We have also experienced a decline in our loans which has complemented the decline in deposits. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. The Bank receives the deposits and forwards them to CDARS and receives deposits back if wanted. The send and receive transaction is called a reciprocal transaction. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $4.3 million as of June 30, 2012 which is less than 5% of total deposits. The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At June 30, 2012, this would allow the Bank to gather an additional $18.7 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At June 30, 2012, Franklin Bank had $5.8 million in internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

The following table demonstrates the percentage change in net interest income from the level prime rate of ~~3.25~~% at June 30, 2012 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	7.00%	12.00%
+300 bp	6.25	5.00	10.00
+200 bp	5.25	4.00	7.00
+100 bp	4.25	2.00	3.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-2.00
-300 bp	.25	-2.00	-5.00

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

June 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2012

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

N/A

Item 1A	Risk Factors

Not Required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Under Senior Securities

N/A

Item 4	Mine Safety Disclosures

N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2012	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date:August 13, 2012	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.
4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.3*	Form of Shares Subscription Agreement.
4.3.1***	Form of Shares Subscription Agreement.
4.4*	Form of Units Subscription Agreement.
4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.
10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d) – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Index to Exhibits (con’t)

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.

