Form 10-Q
period 2012-09-30
MAINSTREET BANKSHARES INC
filed 2012-11-13
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number	333-86993

MainStreet BankShares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Spruce Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(276) 632-8054

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

Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:         1,713,375 as of November 12, 2012

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page No.

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-33

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-54

Item 3	Quantitative and Qualitative Disclosures About Market Risk N/A	55

Item 4	Controls and Procedures	55

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	55

Item 1A	Risk Factors	55

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3	Defaults Under Senior Securities	55

Item 4	Mine Safety Disclosures	55

Item 5	Other Information	55

Item 6	Exhibits	55

	Signatures	56

	Index to Exhibits	57

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

2.	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited).

3.	Consolidated Statements of Operations for the quarters ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited).

4.	Consolidated Statements of Operations for the year-to-date periods ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited).

5.	Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2012 and September 30, 2011 (unaudited)

6.	Consolidated Statements of Comprehensive Income for the year-to-date periods ended September 30, 2012 and September 30, 2011 (unaudited)

7.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited).

8.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$2,110,177	$2,767,395
Interest-bearing deposits in banks	14,788,491	17,091,438
Federal funds sold	3,933,876	10,612,680
Total Cash and Cash Equivalents	20,832,544	30,471,513
Securities available for sale, at fair value	21,166,091	21,199,884
Restricted equity securities	740,500	830,000

Loans:
Total Gross Loans	136,665,146	143,134,494
Unearned deferred fees and costs, net	81,572	89,510
Loans, net of unearned deferred fees and costs	136,746,718	143,224,004
Less: Allowance for loan losses	(2,408,989)	(3,272,945)
Net Loans	134,337,729	139,951,059
Bank premises and equipment, net	1,609,783	1,654,496
Accrued interest receivable	569,559	547,905
Bank owned life insurance	3,133,550	3,049,696
Other real estate owned, net of valuation allowance	1,453,654	3,572,518
Other assets	2,348,041	2,578,240

TOTAL ASSETS	$186,191,451	$203,855,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing demand deposits	$24,125,962	$20,975,660
Interest bearing deposits	132,279,275	146,107,182
Total Deposits	156,405,237	167,082,842

Repurchase agreements	6,000,000	13,500,000
Accrued interest payable and other liabilities	1,247,422	1,031,680
Total Liabilities	163,652,659	181,614,522

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at September 30, 2012 and December 31, 2011	17,866,890	17,866,890
Retained earnings	4,172,793	3,986,150
Accumulated other comprehensive income	499,109	387,749
Total Shareholders’ Equity	22,538,792	22,240,789

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$186,191,451	$203,855,311

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011
Interest and Dividend Income:
Interest and fees on loans	$1,931,274	$2,128,874
Interest on interest-bearing deposits	7,888	7,586
Interest on federal funds sold	3,619	3,062
Interest on securities available for sale:
Taxable	110,406	187,054
Nontaxable	16,602	—
Dividends on restricted equity securities	7,817	7,501
Total Interest and Dividend Income	2,077,606	2,334,077

Interest Expense:
Interest on deposits	330,791	472,588
Interest on repurchase agreements	124,195	135,623
Total Interest Expense	454,986	608,211

Net Interest Income	1,622,620	1,725,866
Provision for (recovery of) loan losses	(207,119)	435,000

Net Interest Income After Provision for (Recovery of) Loan Losses	1,829,739	1,290,866

Noninterest Income:
Service charges on deposit accounts	62,449	66,873
Mortgage brokerage income	80,564	42,569
Electronic card fees	45,742	41,271
Investment fee income	44,806	37,144
Income on bank owned life insurance	28,279	27,771
Other fee income and miscellaneous income	54,454	23,412
Total Noninterest Income	316,294	239,040

Noninterest Expense:
Salaries and employee benefits	702,270	696,539
Occupancy and equipment expense	193,973	208,882
Professional fees	73,373	60,895
Outside processing	128,194	107,214
FDIC assessment	61,840	70,555
Franchise tax	50,001	37,500
Regulatory examination fees	27,390	27,728
Other real estate and repossessions	821,318	102,683
Other expenses	161,734	122,231
Total Noninterest Expense	2,220,093	1,434,227

Net Income (Loss) Before Tax	$(74,060)	$95,679
Income Tax Expense (Benefit)	(41,359)	21,367
Net Income (Loss)	$(32,701)	$74,312
Net Income (Loss) Per Share Basic	$(.02)	$.04
Net Income (Loss) Per Share Diluted	$(.02)	$.04

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Interest and Dividend Income:
Interest and fees on loans	$5,798,527	$6,559,400
Interest on interest-bearing deposits	22,371	17,605
Interest on federal funds sold	10,630	7,082
Interest on securities available for sale:
Taxable	377,573	611,090
Nontaxable	40,291	—
Dividends on restricted equity securities	23,646	22,815
Total Interest and Dividend Income	6,273,038	7,217,992

Interest Expense:
Interest on deposits	1,063,162	1,571,469
Interest on short-term borrowings	1	5
Interest on repurchase agreements	392,493	402,447
Total Interest Expense	1,455,656	1,973,921

Net Interest Income	4,817,382	5,244,071
Provision for (recovery of) loan losses	(33,249)	1,344,113

Net Interest Income After Provision for (Recovery of) Loan Losses	4,850,631	3,899,958

Noninterest Income:
Service charges on deposit accounts	187,992	220,442
Mortgage brokerage income	180,459	100,991
Electronic card fees	134,614	120,629
Investment fee income	145,265	113,070
Income on bank owned life insurance	83,854	82,336
Gain on securities sold/called	1,848	—
Other fee income and miscellaneous income	113,889	69,191
Total Noninterest Income	847,921	706,659
Noninterest Expense:
Salaries and employee benefits	2,123,014	2,122,587
Occupancy and equipment expense	607,723	635,128
Professional fees	201,347	187,563
Outside processing	387,920	317,024
FDIC assessment	193,965	288,624
Franchise tax	150,003	142,500
Regulatory examination fees	82,790	83,603
Other real estate and repossessions	1,315,850	890,237
Other expenses	421,976	371,469
Total Noninterest Expense	5,484,588	5,038,735

Net Income (Loss) Before Tax	$213,964	$(432,118)
Income Tax Expense (Benefit)	27,321	(178,027)
Net Income (Loss)	$186,643	$(254,091)
Net Income (Loss) Per Share Basic	$.11	$(.15)
Net Income (Loss) Per Share Diluted	$.11	$(.15)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net Income (Loss)	$(32,701)	$74,312
Other Comprehensive Income:
Net unrealized holding gains on securities available for sale during the period	145,449	224,084
Deferred income tax expense on unrealized holding gains on securities available for sale	(49,453)	(76,188)
Other Comprehensive Income	95,996	147,896
Total Comprehensive Income	$63,295	$222,208

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net Income (Loss)	$186,643	$(254,091)
Other Comprehensive Income:
Net unrealized holding gains on securities available for sale during the period	170,574	726,420
Deferred income tax expense on unrealized holding gains on securities available for sale	(57,994)	(246,983)
Less reclassification adjustments for gains included in net income	(1,848)	—
Tax related to realized gain on securities sold	628	—

Other Comprehensive Income	111,360	479,437
Total Comprehensive Income	$298,003	$225,346

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash Flows From Operating Activities
Net income (loss)	$186,643	$(254,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) loan losses	(33,249)	1,344,113
Depreciation and amortization	141,431	159,114
Amortization of discounts and premiums, net	148,145	108,218
Gain on sale of securities	(1,848)	—
Loss and impairment on other real estate owned and repossessions	1,210,464	828,596
Deferred tax expense (benefit)	(5,439)	88,216
(Increase) decrease in accrued interest receivable	(21,654)	136,519
Decrease in other assets	178,272	7,611
Increase in value of bank owned life insurance	(83,854)	(82,335)
Change in reserve for unfunded lending commitments	23,586	—
Increase in accrued interest payable and other liabilities	192,156	1,899
Net cash provided by operating activities	1,934,653	2,337,860

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(96,718)	(51,660)
Purchases of securities available for sale	(9,862,042)	—
Calls/maturities/repayments of securities available for sale	9,918,264	5,377,730
Redemptions of restricted equity securities	89,500	122,900
Capital improvements to other real estate owned	—	(23,750)
Proceeds from sale of other real estate owned and repossessions	3,130,449	4,632,082
Loan originations and principal collections, net	3,424,530	2,641,144
Net cash provided by investing activities	6,603,983	12,698,446

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	3,150,302	2,715,394
Decrease in interest bearing deposits	(13,827,907)	(11,096,569)
Repayment of repurchase agreement	(7,500,000)	—
Net cash used in financing activities	(18,177,605)	(8,381,175)
Net increase (decrease) in cash and cash equivalents	$(9,638,969)	$6,655,131
Cash and cash equivalents at beginning of period	30,471,513	18,765,347
Cash and cash equivalents at end of period	$20,832,544	$25,420,478

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,494,677	$2,072,220
Cash paid during the period for taxes	$—	$—
Unrealized gain on securities available for sale	$168,726	$726,420
Transfers between loans, other real estate & other assets	$2,222,049	$3,433,127

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at September 30, 2012 and December 31, 2011 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$2,217,487	$11,956	$—	$2,229,443
Mortgage backed securities	13,557,686	648,932	—	14,206,618
States and political subdivisions	4,697,047	46,701	(13,718)	4,730,030
Total securities available for sale	$20,472,220	$707,589	$(13,718)	$21,166,091

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$2,804,763	$7,497	$(1,478)	$2,810,782
Mortgage backed securities	16,758,613	496,577	—	17,255,190
States and political subdivisions	1,111,363	22,549	—	1,133,912
Total securities available-for-sale	$20,674,739	$526,623	$(1,478)	$21,199,884

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at September 30, 2012, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	—	—
Due after five years but within ten years	7,843,183	7,928,369
Due after ten years	12,629,037	13,237,722
	$20,472,220	$21,166,091

There were $1,848 in gross gains and no gross losses recorded on calls of securities available for sale for the nine month period ending September 30, 2012. There were no gains or losses recorded on securities available for sale for the quarter ending September 30, 2012. There were no gross gains or losses recorded on sales and calls of securities available for sale for the quarter and nine month periods ending September 30, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

Following demonstrates the unrealized loss position of securities available for sale at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$2,306,820	$(13,718)	$—	$—	$2,306,820	$(13,718)
Total securities available-for-sale	$2,306,820	$(13,718)	$—	$—	$2,306,820	$(13,718)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)
Total temporarily impaired securities	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At September 30, 2012 and December 31, 2011, there were $2.3 million and $2.2 million, respectively in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at September 30, 2012 and December 31, 2011.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at September 30, 2012 and December 31, 2011. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $305,400 and $394,900 at September 30, 2012 and December 31, 2011, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at September 30, 2012 and no impairment has been recognized. FHLB has repurchased excess capital stock during 2012 and 2011 and there is no excess stock at September 30, 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Commercial	$9,650,317	$11,061,471
Real Estate:
Construction and land development	21,731,841	26,102,914
Residential 1-4 families:
First liens	37,430,946	37,735,618
Junior liens	8,187,067	8,486,594
Home equity lines	6,169,719	7,639,785
Commercial real estate	51,758,246	50,272,002
Consumer	1,737,010	1,836,110
Total Gross Loans	$136,665,146	$143,134,494
Unearned deferred fees and costs, net	81,572	89,510
Recorded Investment	$136,746,718	$143,224,004

Overdrafts reclassified to loans at September 30, 2012 and December 31, 2011 were $10,801 and $4,916, respectively.

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

September 30, 2012

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	2011

Balance at beginning of year	$3,272,945	$3,584,180
Provision for (recovery of) loan losses	(33,249)	1,344,113
Recoveries	158,553	86,545
Charge-offs	(989,260)	(1,720,824)
Balance at period end	$2,408,989	$3,294,014

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

A breakdown of the allowance by loan segment for the nine months ended September 30, 2012 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(187)	(245,248)	(649,961)	(93,578)	—	—	(286)	—	(989,260)
Recoveries	1,842	5,976	126,333	10,332	3,374	—	10,696	—	158,553
Provision	(49,511)	(155,228)	236,636	66,467	(8,802)	(129,756)	(4,945)	11,890	(33,249)
Ending Balance	$107,135	$508,144	$813,147	$158,030	$93,154	$695,003	$17,376	$17,000	$2,408,989

		September 30, 2012 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance: Individually evaluated for impairment	$—	$—	$123,000	$—	$—	$—	$—	$—	$123,000

Ending Balance: Collectively evaluated for impairment	107,135	508,144	690,147	158,030	93,154	695,003	17,376	17,000	2,285,989

	$107,135	$508,144	$813,147	$158,030	$93,154	$695,003	$17,376	$17,000	$2,408,989

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

		September 30, 2012 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance: Individually evaluated for impairment	$235,466	$991,764	$2,511,464	$415,466	$—	$709,198	$—	$4,863,358

Ending Balance: Collectively evaluated for impairment	9,414,851	20,740,077	34,919,482	7,771,601	6,169,719	51,049,048	1,737,010	131,801,788

	$9,650,317	$21,731,841	$37,430,946	$8,187,067	$6,169,719	$51,758,246	$1,737,010	$136,665,146

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2011 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$—	$3,584,180
Charge-offs	(482,651)	(922,440)	(311,265)	(164,907)	(34,745)	(205,824)	(21,670)	—	(2,143,502)
Recoveries	32,312	62,883	62,755	1,232	—	—	12,302	—	171,484
Provision	466,881	676,018	282,966	94,958	(83,736)	237,275	(18,689)	5,110	1,660,783
Ending Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

An age analysis of past due loans as of September 30, 2012 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$86,308	$—	$21,684	$107,992	$9,542,325	$9,650,317	$21,684	$—
Real Estate:
Construction and land development	601,226	—	530,616	1,131,842	20,599,999	21,731,841	—	668,278
Residential 1-4 Families
First Liens	756,722	112,800	1,856,124	2,725,646	34,705,300	37,430,946	38,504	2,233,924
Junior Liens	113,380	81,191	318,424	512,995	7,674,072	8,187,067	180,215	138,209
Home Equity lines	—	—	—	—	6,169,719	6,169,719	—	—
Commercial Real Estate	153,085	—	359,807	512,892	51,245,354	51,758,246	359,807	—
Consumer	5,620	—	—	5,620	1,731,390	1,737,010	—	—

	$1,716,341	$193,991	$3,086,655	$4,996,987	$131,668,159	$136,665,146	$600,210	$3,040,411

An age analysis of past due loans as of December 31, 2011 is as follows:

							Accruing Loans
							90 or More Days
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	Nonaccrual Loans (Included in Past Dues & Current)
Commercial	$150,390	$4,287	$88,350	$243,027	$10,818,444	$11,061,471	$—	$104,579
Real Estate:
Construction and land development	52,406	43,274	1,526,501	1,622,181	24,480,733	26,102,914	—	1,624,238
Residential 1-4 Families
First Liens	836,919	1,674,264	2,689,459	5,200,642	32,534,976	37,735,618	—	4,852,061
Junior Liens	208,807	—	—	208,807	8,277,787	8,486,594	—	156,490
Home Equity lines	26,773	—	—	26,773	7,613,012	7,639,785	—	131,439
Commercial Real Estate	—	—	148,221	148,221	50,123,781	50,272,002	—	148,221
Consumer	2,103	—	—	2,103	1,834,007	1,836,110	—	50,694

	$1,277,398	$1,721,825	$4,452,531	$7,451,754	$135,682,740	$143,134,494	$—	$7,067,722

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

Impaired loans at September 30, 2012 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$235,466	$—	$235,466	$—	$152,165	$73
Real Estate:
Construction and land development	1,013,204	—	991,764	—	1,030,313	—
Residential 1-4 Families
First Liens	2,568,678	691,116	1,820,348	123,000	3,141,578	3,236
Junior Liens	415,466	—	415,466	—	364,857	185
Home Equity lines	—	—	—	—	97,219	—
Commercial Real Estate	709,198	—	709,198	—	1,142,338	—
Consumer	86,494	—	—	—	25,122	—

	$5,028,506	$691,116	$4,172,242	$123,000	$5,953,592	$3,494

Impaired loans at December 31, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$170,080	$36,388	$100,292	$2,075	$327,051	$593
Real Estate:
Construction and land development	1,664,551	1,263,551	360,687	292,323	2,163,855	24,174
Residential 1-4 Families
First Liens	4,901,815	2,474,255	2,377,806	413,354	3,618,240	122,856
Junior Liens	424,795	—	424,795	—	570,365	15,383
Home Equity lines	163,703	—	131,439	—	177,972	3,520
Commercial Real Estate	1,533,473	1,385,252	148,221	110,820	809,181	105,266
Consumer	142,188	—	50,694	—	56,639	653

	$9,000,605	$5,159,446	$3,593,934	$818,572	$7,723,303	$272,445

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

Troubled debt restructurings occurred as follows for the year-to-date periods ending September 30, 2012 and 2011:

	2012	2011
Commercial	$97,502	$68,225
Real Estate:
Construction and land development	323,487	—
Residential 1-4 families:
First liens	—	275,000
Junior liens	—	171,638
Home Equity Lines	—	—
Commercial Real Estate	353,177	148,221
Consumer	—	—
	$774,166	$663,084

For the nine months ended September 30, 2012, below describes the troubled debt restructurings at the time of modification:

	Pre-Modification		Post-Modification
	Number		Number
	of Loans	Balance	of Loans	Balance
Commercial	1	$97,502	1	$97,502
Real Estate:
Construction and land development	1	323,487	1	323,487
Residential 1-4 families:
First liens	—	—	—	—
Junior liens	—	—	—	—
Home Equity Lines	—	—	—	—
Commercial Real Estate	1	354,156	1	354,156
Consumer	—	—	—	—
	3	$775,145	3	$775,145

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

There were no additional loans designated as troubled debt restructuring in the third quarter of 2012.

At September 30, 2012 and December 31, 2011 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,222,737 and $1,685,658, respectively. These loans did not have any additional commitments at September 30, 2012 and December 31, 2011, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at September 30, 2012 and December 31, 2011, respectively. Troubled debt restructurings are included in the impaired loan disclosures.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

There were no troubled debt restructurings modified during the prior twelve months that defaulted during the three and nine month period ended September 30, 2012.

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

Of the $663,084 in loans restructured year-to-date September 2011, $319,859 are on nonaccrual and are included in the nonaccrual and impaired loan disclosures.

There were no troubled debt restructuring occurrences in the third quarter of 2011.

There were no troubled debt restructurings modified during the prior twelve months that were in default as of September 30, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

The following table describes the interest earned, reflected in income and lost for the periods.

	September 30, 2012	September 30, 2011
Interest that would have been earned	$216,209	$470,512
Interest reflected in income	3,494	93,198
Lost interest	$212,715	$377,314

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

September 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

		September 30, 2012 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,330,704	$18,306,735	$32,622,870	$7,019,935	$6,143,006	$47,564,233	$1,644,164	$122,631,647
Special Mention	73,889	869,098	716,868	275,520	—	1,824,120	39,096	3,798,591
Substandard	245,724	2,556,008	4,091,208	891,612	26,713	2,369,893	53,750	10,234,908
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$9,650,317	$21,731,841	$37,430,946	$8,187,067	$6,169,719	$51,758,246	$1,737,010	$136,665,146

		December 31, 2011 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,869,976	$21,364,943	$30,016,743	$7,251,555	$7,486,498	$43,885,034	$1,782,754	$121,657,503
Special Mention	878,058	1,067,783	492,941	—	—	1,611,592	—	4,050,374
Substandard	312,325	3,377,865	6,812,580	1,235,039	153,287	4,775,376	53,356	16,719,828
Doubtful	1,112	292,323	413,354	—	—	—	—	706,789
Loss	—	—	—	—	—	—	—	—

	$11,061,471	$26,102,914	$37,735,618	$8,486,594	$7,639,785	$50,272,002	$1,836,110	$143,134,494

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at September 30, 2012 and December 31, 2011.

There were no overnight federal funds purchased at September 30, 2012 and December 31, 2011.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at September 30, 2012 and December 31, 2011, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date was September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it was called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and could have been called quarterly with two business days prior notice. Interest was payable quarterly. The repurchase agreement was collateralized by agency mortgage backed securities.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate is fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at September 30, 2012.

Note 7 – Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	1,713,375	$.11	1,713,375	$(.15)
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per share, diluted	1,713,375	$.11	1,713,375	$(.15)

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 for the year-to-date periods ending September 30, 2012 and 2011, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

The following tables show the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per share, basic	1,713,375	$(.02)	1,713,375	$.04
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per share, diluted	1,713,375	$(.02)	1,713,375	$.04

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 for the quarters ending September 30, 2012 and 2011, respectively.

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of September 30, 2012, there were 136,527 stock options granted under this Plan of which 822 have been exercised and 7,433 were forfeited.

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to a former employee.

As of September 30, 2012 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

Following is a status and summary of changes in stock options during the nine months ended September 30, 2012:

Weighted
		Weighted	Average
	Nine Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	September 30, 2012	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2012	161,272	$12.17	2.92	$—
Exercisable at September 30, 2012	161,272	$12.17	2.92	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on changes in the market value of the Corporation’s stock.

As of September 30, 2012 and 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The original unrecognized compensation cost was recognized over a weighted-average period of three years.

As of September 30, 2012, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
9.55	33,000	.75
12.09	85,147	3.15
12.09	17,299	3.25
15.00	13,260	5.20
16.75	12,566	4.25
$9.55 - $16.75	161,272

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2012, outstanding commitments to extend credit including letters of credit were $17,669,422. There are no commitments to extend credit on impaired loans.

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

The following describes the valuation techniques used by MainStreet to measure certain assets and liabilities recorded at fair value on a recurring basis in the financial statements:

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,229,443	$—	$2,229,443	$—
Mortgage backed securities	14,206,618	—	14,206,618	—
States and political subdivisions	4,730,030	—	4,730,030	—
Total available-for-sale securities	21,166,091	—	21,166,091	—
Total assets at fair value	$21,166,091	$—	$21,166,091	$—

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,810,782	$—	$2,810,782	$—
Mortgage backed securities	17,255,190	—	17,255,190	—
States and political subdivisions	1,133,912	—	1,133,912	—
Total available-for-sale securities	$21,199,884	$—	$21,199,884	$—
Total assets at fair value	$21,199,884	$—	$21,199,884	$—

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

September 30, 2012

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

Other Real Estate Owned (OREO): Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the OREO as nonrecurring Level 2. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the OREO as nonrecurring Level 3. Any fair value adjustments are recorded as other real estate and repossessions expense on the Consolidated Statements of Operations.

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

		Carrying value at September 30, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,208,375	$—	$402,593	$805,782
Other real estate owned	1,453,654	—	—	1,453,654
Total assets at fair value	$2,662,029	$—	$402,593	$2,259,436

		Carrying value at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,867,822	$—	$4,218,384	$649,438
Other real estate owned	3,572,518	—	1,596,190	1,976,328
Total assets at fair value	$8,440,340	$—	$5,814,574	$2,625,766

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the period ended September 30, 2012 were as follows:

	Fair Value Measurements at September 30, 2012
	Impaired Loans	Other Real Estate Owned
Balance – January 1, 2012	$649,438	$1,976,328
Total gains (losses) realized/unrealized
Included in earnings (write downs)	—	(376,537)
Newly Impaired / New OREO	832,833	1,565,729
Sales	(88,350)	(2,644,615)
Settlements / Foreclosures / Paydowns / charge offs	(201,725)	—
Transfers into Level 3	1,781,403	932,749
Transfers out of Level 3	(2,167,817)	—
Balance – September 30, 2012	$805,782	$1,453,654

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2012:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$568,116	Discounted appraised value	Selling cost	18% (18%)
	$237,666	Internal evaluations	Internal evaluations	6% (6%)
Other real estate owned	$922,256	Discounted appraised value	Selling cost	45% - 51% (49%)
	$531,398	Internal evaluations	Internal evaluations	25% - 68% ( 32%)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

September 30, 2012

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

The carrying values and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at September 30, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,110,177	$2,110,177	$—	$—	$2,110,177
Interest-bearing deposits in banks	14,788,491	14,788,491	—	—	14,788,491
Federal funds sold	3,933,876	3,933,876	—	—	3,933,876
Securities available-for-sale	21,166,091	—	21,166,091	—	21,166,091
Restricted equity securities	740,500	—	740,500	—	740,500
Loans, net	134,337,729	—	132,172,997	805,782	132,978,779
Accrued interest receivable	569,559	—	569,559	—	569,559
Bank owned life insurance	3,133,550	—	3,133,550	—	3,133,550

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$24,125,962	$—	$24,125,962	$—	$24,125,962
Interest bearing deposits	132,279,275	—	132,880,521	—	132,880,521
Repurchase agreements	6,000,000	—	6,050,234	—	6,050,234
Accrued interest payable	186,590	—	186,590	—	186,590

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

September 30, 2012

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

September 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Within 60 days, Franklin Bank was required to do the following:

▪	Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Franklin Bank’s internal loan review function reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.
▪	Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. A credit analyst position was created in December 2008. The analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of loans.
▪	Franklin Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. Franklin Bank continually strives to lower its problem assets.
▪	Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of its liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At September 30, 2012 and December 31, 2011, brokered deposits were $5.3 million and $6.9 million, respectively, and were less than 5% of total deposits in both comparisons. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

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

September 30, 2012

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Overview

Total assets at September 30, 2012 were $186.2 million compared to $203.9 million at year-end December 31, 2011, a decline of $17.7 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs and due to the repayment of our $7.5 million repurchase agreement in September 2012. In addition, the resolution of problem credits and soft loan demand have caused our loans to decline. At September 30, 2012, loans, net of unearned deferred fees and costs, declined $6.5 million from year-end 2011 and $1.9 million from the prior quarter end. Securities available for sale remained stable with year end balances despite purchases of $9.9 million; however, the purchases were offset by pay downs on mortgage backed securities and called securities. Deposits declined $10.7 million. The intentional shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents decreased from year-end 2011 by $9.6 million, primarily due to the purchase of securities, offset by pay downs on mortgage backed securities and called securities, and the repayment of our $7.5 million repurchase agreement. Liquidity continues to be an important focus for our Company during these tumultuous times and our liquid assets were 20.75% of total liabilities at September 30, 2012 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall deposits. We maintained our core relationships as can be evidenced by the increase in demand deposits which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels; however, these asset quality levels have improved significantly since year-end 2011 and since the first quarter of 2012. We transferred $2.2 million of loans into other real estate and other repossessed assets during the first nine months of 2012. None the less, our other real estate properties declined to $1.5 million at September 30, 2012 compared to $3.6 million at December 31, 2011. As can be seen by the addition of properties, but overall decline in balance at quarter end, we have sold approximately $4.3 million of properties in other real estate and have approximately $.9 million in additional properties under contract.

Total shareholders’ equity was $22.5 million at September 30, 2012. MainStreet and Franklin Bank were well capitalized at September 30, 2012 under bank regulatory capital classifications. The book value of shareholders’ equity at September 30, 2012 was $13.15 per share.

Our year-to-date net income at September 30, 2012 was $186,643, or $.11 per basic share. This income equated to an annualized return on average assets of .13% and an annualized return on average shareholders’ equity of 1.10%. Net loss for the same period in 2011 was $(254,091), or $(.15) per basic share. This equated to an annualized loss on average assets and annualized loss on average shareholders’ equity of (.16%) and (1.53%), respectively. Credit related expenses such as losses on sales of other real estate properties, impairment losses on other real estate properties, and loss of interest on nonaccrual loans continue to negatively impact our operating results. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $1,282,601 and $2,234,350 in expense for the nine month periods ending September 30, 2012 and September 30, 2011, respectively.

Net loss for the third quarter of 2012 was $(32,701), or $(.02) per basic share compared to net income of $74,312, or $.04 per basic share, for the third quarter of 2011. Provision expense and other real estate and repossession expenses, write-downs and losses on sale together were $614,199 for the third quarter of 2012 compared to $537,683 for the third quarter of 2011. Credit related issues continue to have a negative impact on our Company’s net income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

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

Net interest income for the nine month period ending September 30, 2012 and 2011 was $4,817,382 and $5,244,071, respectively, a decline of $426,689, or 8.14%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to an increase in lost interest income on nonaccrual loans. For the nine months ending September 30, 2012 and 2011, the net interest margin was 3.49% and 3.55%, respectively, a 6 basis point decrease. The yield on interest earning assets for the year-to-date period ending September 30, 2012 was 4.53% compared to 4.89% for the year-to-date period ending September 30, 2011, a decline of 36 basis points. However, the funding side of the interest margin also dropped during this time period by a favorable 30 basis points in the year-to-year comparison. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest for the period ending September 30, 2012 and 2011 was $212,715 and $377,314, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

The low interest rate environment continues with the Federal Reserve leaving short-term interest rates within a range of 0% - .25%. This low rate environment has been in effect since 2008. The Federal Reserve has also indicated that interest rates will remain at this level throughout 2015. Franklin Bank has a portfolio of variable rate loans. A rising interest rate environment generally has a positive impact on the net interest margin because deposits rates are slower to increase. Although low interest rates have been beneficial for our cost of funds, with prime presently at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment.

The net interest margin and net interest income should show improvement with the maturity of the repurchase agreements. The rates on these are above current market rates. Of these repurchase agreements, $7.5 million matured in September 2012 and $6.0 million matures in early January 2013.

Net interest income for the three month period ending September 30, 2012 and 2011 was $1,622,620 and $1,725,866, respectively, a decline of $103,246, or 5.98%. This equated to a net interest margin of 3.52% and 3.57% at September 30, 2012 and 2011, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Our methodology for determining the allowance is based on two basic principles of accounting as follows: i) losses are accrued when they are probable of occurring and are capable of estimation and (ii) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted to higher factors for our criticized and classified loans compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) commercial loans; 2) construction and land development; 3) residential 1-4 family first liens; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer loans. Historical loss is calculated based on a three-year average (twelve quarters) history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

Provision expense for the first nine months of 2012 and 2011 was $(33,249) and $1,344,113, respectively. Our loan portfolio, net of unearned deferred fees and costs, declined $6.5 million or 4.52% from year-end 2011. Due to the decline in volumes of our adverse rated and impaired loans offset by the increase in collectively evaluated pools, we have not provided any additional dollars this year to our loan loss reserve based on our quarterly detailed allowance calculation as discussed above. Gross charge-offs year-to-date 2012 were $989,260 compared to $1,720,824 year-to-date 2011. We transferred $2.2 million from loans to other real estate and other repossessed assets during the year-to-date period ending September 30, 2012. Based on updated appraisals we received on these properties, along with other loans, we charged off the balance noted above. The allowance for loan losses was $2.4 million at September 30, 2012 and $3.3 million at December 31, 2011, a decline of $.9 million due to charge offs, declining provision expense and some modest recoveries. The allowance for loan losses was 1.76% and 2.29% of loans net of unearned at September 30, 2012 and December 31, 2011, respectively. Our criticized and classified loans that are evaluated by historical loss migration declined $3.8 million at September 30, 2012 compared to year-end 2011. The loans evaluated collectively by pools increased $1.2 million at September 30, 2012 versus December 31, 2011. Impaired loans evaluated individually were $4.9 million and $8.8 million at September 30, 2012 and December 31, 2011, respectively, with specific reserves of $123,000 and $818,572, respectively. The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2011 was primarily because the volumes of our adverse rated loans and our impaired loans declined. The allowance for loan losses was not replenished by $989,260 of gross charge offs because the loans were provided for in our allowance for loan losses at year-end 2011. The unallocated amount increased $11,890 from year-end 2011. Net charge-offs of $830,707 and $1,634,279 for the nine months of 2012 and 2011 equated to .80% and 1.41%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Provision expense for the third quarter of 2012 and 2011 was ($207,119) and $435,000, respectively. We had a modest recovery of reserve during the third quarter of 2012 primarily due to the improvement in our criticized and classified loan totals. Qualitative factors also noted an improvement in our allowance calculation. The allowance for loan losses was $2.4 million at September 30, 2012 and $2.6 million at June 30, 2012. The allowance for loan losses was 1.76% and 1.85% of loans net of unearned at September 30, 2012 and June 30, 2012, respectively. Our criticized and classified loans that are evaluated by historical loss migration declined $629.5 thousand at September 30, 2012 compared to prior quarter end. The loans evaluated collectively by pools increased $116.7 thousand at September 30, 2012 versus June 30, 2012. Impaired loans evaluated individually were $4.9 million and $6.3 million at September 30, 2012 and June 30, 2012, respectively, with specific reserves of $123,000 and $337,757, respectively. The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2011 was primarily because the volumes of loans declined in our adverse rated loans and our impaired loans and due to the level of charge offs provided at year end and charged off in 2012. The unallocated amount increased $17,000 during the third quarter. Gross charges offs and recoveries for the third quarter of 2012 were $33,810 and $86,089, respectively. Net charge-offs of $(52,279) for the three months of the third quarter of 2012 equated to (.15%), of quarterly average loans outstanding net of unearned income and deferred fees.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructurings.

	September 30, 2012	December 31, 2011
Commercial	$235,466	$136,680
Real Estate:
Construction and land development	991,764	1,624,238
Residential 1-4 families:
First liens	2,511,464	4,852,061
Junior liens	415,466	424,795
Home equity loans	—	131,439
Commercial real estate	709,198	1,533,473
Consumer	—	50,694
Total Nonperforming Loans	$4,863,358	$8,753,380

Total nonperforming loans showed significant improvement by declining $3.9 million, or 44.44%, at the end of September 2012 compared to year-end 2011. Nonaccrual loans (included in the impaired loans above) were $3,040,411 and $7,067,722 at September 30, 2012 and December 31, 2011, respectively, which represented 2.22% and 4.93%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and accruing troubled debt restructurings. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At September 30, 2012 and December 31, 2011, loans secured by residential 1-4 family first liens were the largest category of impaired loans at $2.5 million and $4.9 million, respectively. Construction and land development loans at $1.0 million and $1.6 million at September 30, 2012 and December 31, 2011, respectively, were the next largest of the impaired loan categories.

Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties at depressed prices to repay the loan. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio. The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below. There is continued economic pressure on consumers and business enterprises and unemployment is at 5.8%. Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result. Until unemployment declines and consumer confidence increases, these trends may continue. While we continue to address our asset quality issues and have shown great improvement, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Noninterest Income

Total noninterest income was $847,921 and $706,659 for the nine months ending September 30, 2012 and 2011, respectively, an increase of $141,262, or 19.99%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 9/30/12	YTD 9/30/11	Dollar Change	Percentage Change
Service charges on deposit accounts	$187,992	$220,442	$(32,450)	(14.72)%
Mortgage brokerage income	180,459	100,991	79,468	78.69
Electronic card fees	134,614	120,629	13,985	11.59
Investment fee income	145,265	113,070	32,195	28.47
Income on bank owned life insurance	83,854	82,336	1,518	1.84
Gain on securities sold/called	1,848	—	1,848	100.00
Other fee income & miscellaneous	113,889	69,191	44,698	64.60

As noted above, total noninterest income increased $141,262 for the nine months ending September 30, 2012 compared to the nine months ending September 30, 2011. Service charges on deposit accounts declined $32,450 in the year to year comparison. This decline is primarily due to a decline in NSF charges. Mortgage brokerage demonstrated a substantial increase in the year to year comparison by $79,468, or 78.69%; however, volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. This new process allows us to change our commission levels and has increased our income. Electronic card fees experienced an increase of $13,985 or 11.59% for the nine months ended September 30, 2012 as compared to September 30, 2011. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first nine months of 2012 and 2011was $145,265 and $113,070, respectively, an increase of $32,195, or 28.47%. Franklin Bank has bank owned life insurance on the lives of the two executive officers. The balance at September 30, 2012 was $3.1 million. Income on this investment was stable with a slight increase compared to the prior year. There were gains of $1,848 on called securities during the second quarter of 2012. Other fee income and miscellaneous income experienced an increase of $44,698, or 64.60%. This increase is primarily due to modest increases in title fee income, evaluation fee income, and checkbook charges. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank. The remainder of the increase is primarily attributable to the recordation in the third quarter of the derivative impact of our mortgage loans held for sale.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Total noninterest income was $316,294 and $239,040 for the three months ending September 30, 2012 and 2011, respectively, an increase of $77,254, or 32.32%. The following chart demonstrates the categories of change:

Noninterest Income	QTD 9/30/12	QTD 9/30/11	Dollar Change	Percentage Change
Service charges on deposit accounts	$62,449	$66,873	$(4,424)	(6.62)%
Mortgage brokerage income	80,564	42,569	37,995	89.26
Electronic card fees	45,742	41,271	4,471	10.83
Investment fee income	44,806	37,144	7,662	20.63
Income on bank owned life insurance	28,279	27,771	508	1.83
Other fee income & miscellaneous	54,454	23,412	31,042	132.59

The same comments concerning noninterest income in the year to year comparison also apply to the variances that occurred in the quarter to quarter comparison. Overall noninterest income increased in all of the categories with the exception of service charges on deposit accounts which declined primarily due to a decline in NSF fee income.

Noninterest Expense

Total noninterest expense was $5,484,588 and $5,038,735 for the nine month period ending September 30, 2012 and 2011, respectively, an increase of $445,853, or 8.85%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense increased $20,240, or 0.49%. The following chart shows the categories of noninterest expenses for the nine month period ending September 30, 2012 and 2011, the dollar change, and the percentage change:

Expense	YTD 9/30/12	YTD 9/30/11	Dollar Change	Percentage Change
Salaries and employee benefits	$2,123,014	$2,122,587	$427	0.02%
Occupancy and equipment	607,723	635,128	(27,405)	(4.31)
Professional fees	201,347	187,563	13,784	7.35
Outside processing	387,920	317,024	70,896	22.36
FDIC Assessment	193,965	288,624	(94,659)	(32.80)
Franchise tax	150,003	142,500	7,503	5.27
Regulatory examination fees	82,790	83,603	(813)	(0.97)
Other real estate and repossessions	1,315,850	890,237	425,613	47.81
Other expenses	421,976	371,469	50,507	13.60

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 38.71% and 42.13%, respectively, of total noninterest expense for the nine-month period ending September 30, 2012 and 2011. Our overall costs have remained stable in the year-to-year comparison primarily because we elected to freeze employees’ salaries in 2011 and 2012. Occupancy and equipment costs comprise the next largest category of recurring noninterest expense and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category declined $27,405 which was attributable to a decline in depreciation expense, utilities, and service maintenance expense, all offset by a slight increase in repairs and maintenance. Professional fees include fees for audit, legal, and other professional fees and showed a modest increase in the year to year comparison. Outside processing expenses increased $70,896, or 22.36% in the year to year comparison primarily due to an increase in data processing fees and in our bank insurance costs for our bond and director and officer insurance. FDIC assessment declined $94,659 due to the decline in assets and the new method adopted by the FDIC for its calculation using assets as its base; however, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC insurance premiums 3 years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. However, as stated above, the expense the company has recognized actually has declined due to the new FDIC assessment calculation based upon assets as the base. Other expenses increased $50,507 or 13.60% in the year to year comparison primarily due to the recordation in the third quarter of the derivative impact of its mortgage loans held for sale. Other real estate and repossessions represent the second largest category of noninterest expense but are nonrecurring. The losses, write-downs and expenses associated with our other real estate properties experienced a significant increase of $425,613, or 47.81%, compared to the same period in 2011. The Company has taken a more aggressive approach to disposing of its other real estate properties to rid its balance sheet of nonperforming assets as we move toward 2013.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Total noninterest expense was $2,220,093 and $1,434,227 for the three month period ending September 30, 2012 and 2011, respectively, an increase of $785,866, or 54.79%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense increased $67,231, or 5.05%. The following chart shows the categories of noninterest expenses for the three month period ending September 30, 2012 and 2011, the dollar change, and the percentage change:

Expense	QTD 9/30/12	QTD 9/30/11	Dollar Change	Percentage Change
Salaries and employee benefits	$702,270	$696,539	$5,731	0.82%
Occupancy and equipment	193,973	208,882	(14,909)	(7.14)
Professional fees	73,373	60,895	12,478	20.49
Outside processing	128,194	107,214	20,980	19.57
FDIC Assessment	61,840	70,555	(8,715)	(12.35)
Franchise tax	50,001	37,500	12,501	33.34
Regulatory examination fees	27,390	27,728	(338)	(1.22)
Other real estate and repossessions	821,318	102,683	718,635	699.86
Other expenses	161,734	122,231	39,503	32.32

Overall, the same explanations for the year to date comparisons are applicable to the quarterly comparisons of noninterest expense.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at September 30, 2012 and September 30, 2011. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded an income tax benefit in the amount of $41,359 for the three month period ending September 30, 2012 and income tax expense of $27,321 for the nine month period ending September 30, 2012. MainStreet recorded income tax expense of $21,367 for the three month period ending September 30, 2011 and an income tax benefit of $178,027 for the nine month period ending September 30, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, municipal bonds, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at September 30, 2012 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

	September 30, 2012		December 31, 2011
Commercial	$9,650,317	7.06%	$11,061,471	7.73%
Real Estate:
Construction & land development	21,731,841	15.90	26,102,914	18.24
Residential 1-4 families:
First liens	37,430,946	27.39	37,735,618	26.36
Junior liens	8,187,067	5.99	8,486,594	5.93
Home equity lines	6,169,719	4.52	7,639,785	5.34
Commercial real estate	51,758,246	37.87	50,272,002	35.12
Consumer	1,737,010	1.27	1,836,110	1.28
Total Gross Loans	$136,665,146	100.00%	$143,134,494	100.00%
Unearned deferred fees & costs, net	81,572		89,510
Recorded Investment	$136,746,718		$143,224,004

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Gross loans declined $6,469,348, or 4.52% at September 30, 2012 compared to December 31, 2011. As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans. These loans represented 91.67% and 90.99% of gross loans at September 30, 2012 and December 31, 2011, respectively. Accordingly, the Bank took steps to reduce certain concentrations within the real estate loans, including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continues to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan categories. Our loan to deposit ratio for September 30, 2012 was 87.43% compared to 85.72% at December 31, 2011, relatively stable. We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

Our loan portfolio is our primary source of profitability; therefore, our underwriting approach is critical and is designed throughout our policies to have an acceptable level of risk. Cash flow adequacy has always been a necessary condition of creditworthiness. If the debt cannot be serviced by the borrower’s cash flow, there must be an additional secondary source of repayment. As we have discussed, many of our loans are real estate based so they are also secured by the underlying collateral, the value of which has been under stress due to economic conditions.We strive to build relationships with our borrowers, so it is very important to continually understand and assess our borrowers’ financial strength and condition.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

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

We monitor our loan portfolio by the loan segments found in Note #3 of the financial statements. In addition, we look at the trends of significant industries within the loan segments. Loan segments are categorized primarily based upon regulatory guidelines, which follows the underlying collateral. For the most part, our business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area particularly Smith Mountain Lake, is also affected by the national economy because a substantial portion of our lending is real estate based and dependent on buyers who move into our region. There are three industry concentrations that are broken out in the tables below by our loan segments.

	September 30, 2012
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$312,971	$561,175	$762,355	$1,636,501
Real Estate
Construction and land development	3,017,956	4,753,158	2,889,057	10,660,171
Residential, 1-4 families
First Liens	5,034,597	848,763	7,445,058	13,328,418
Junior Liens	878,871	—	642,362	1,521,233
Home Equity Lines	9,938	—	—	9,938
Commercial real estate	3,665,684	—	23,159,786	26,825,470
Consumer	8,264	—	—	8,264
Total	$12,928,281	$6,163,096	$34,898,618	$53,989,995

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

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

	September 30, 2012
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$374,979	$374,979	$—
Speculative lot loans	5,013,491	3,423,536	1,589,955
Speculative single-family housing construction	4,460,800	2,217,964	2,242,836

	December 31, 2011
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$498,228	$223,228	$275,000
Speculative lot loans	7,267,049	3,223,647	4,043,402
Speculative single-family housing construction	6,200,835	4,194,489	2,006,346

Overall, our concentrations continue to decline due to our efforts to lower them and due to the economy.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	September 30, 2012	December 31, 2011
Nonaccrual loans and leases	$3,040,411	$7,067,722
Loans past due 90 days or more and still accruing	600,210	—
Troubled debt restructurings (not on nonaccrual)	1,222,737	1,685,658
Other impaired loans	—	—
Total nonperforming loans	4,863,358	8,753,380
Foreclosed real estate	1,453,654	3,572,518
Other foreclosed property	103,649	103,649
Total foreclosed property	1,557,303	3,676,167
Total nonperforming assets	$6,420,661	$12,429,547

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Impaired loans totaled $4,863,358 and $8,753,380 at September 30, 2012 and December 31, 2011, respectively. Nonaccrual loans declined $4.0 million at September 30, 2012 compared to year end 2011. Troubled debt restructurings (not on nonaccrual) decreased $.5 million in the year to year comparison. We are continuing to work with our troubled borrowers. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

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

Deposits

Total deposits at September 30, 2012 and December 31, 2011 were $156,405,237 and $167,082,842, respectively, a decline of $10,677,605, or 6.39%. The decline in deposits is largely attributable to the continued implementation of our strategy to lower deposit costs. The deposit mix was as follows:

	September 30, 2012		December 31, 2011
Demand	$24,125,962	15.42%	$20,975,660	12.56%
Interest checking	7,897,105	5.05	7,472,911	4.47
Money markets	23,735,966	15.18	24,651,034	14.75
Savings	14,229,847	9.10	14,093,416	8.44
Time deposits $100,000 and over	37,056,193	23.69	42,776,337	25.60
Other time deposits	49,360,164	31.56	57,113,484	34.18

Total	$156,405,237	100.00%	$167,082,842	100.00%

The largest components of deposits continues to be time deposits including those $100,000 and over representing 55.25% of total deposits at September 30, 2012 compared to 59.78% at December 31, 2011. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen by the increase in demand deposits which do not pay interest. Demand deposits are now 15.42% of total deposits as compared to 12.56% at December 31, 2011. The dollar amount of our demand deposits has also increased $3.2 million from year end 2011. A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Interest checking and savings accounts remained stable as a percentage of total deposits along with the dollar amount. Money market deposits declined $915,068 since year end 2011. Our total deposits have declined $10.7 million since year end 2011 primarily caused by our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined as they experienced a $13.5 million decrease since year end.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

Competition remains strong in our market from other depository institutions. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole deposit and loan relationships and not just certificates of deposit. Loan demand has been soft and parallels our deposit strategy. Our strategic plan in 2012 also includes continued lowering of our deposit costs to benefit net income, which includes increasing our demand deposits. The overall cost of interest bearing deposits was 1.04% and 1.38%, respectively, for the nine months ended September 30, 2012 and September 30, 2011. This decline of 34 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity. At September 30, 2012 and December 31, 2011, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at September 30, 2012 and December 31, 2011 were $102,907,778 and $103,468,835, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at September 30, 2012 and December 31, 2011.

Repurchase Agreements

The Bank entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date was September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it was called. Beginning September 18, 2008, the repurchase agreement became callable by CBMI and could have been called quarterly with two business days prior notice. Interest was payable quarterly. The repurchase agreement was collateralized by federal agency and agency mortgage backed securities.

The Bank entered into a repurchase agreement with Barclays Capital (“Barclays”) on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate is fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable by Barclays and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 3.57% at September 30, 2012.

Shareholders’ Equity

Total shareholders’ equity was $22,538,792 and $22,240,789 at September 30, 2012 and December 31, 2011, respectively. Book value per share was $13.15 and $12.98 at September 30, 2012 and December 31, 2011, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at September 30, 2012 and December 31, 2011, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution. The following are MainStreet’s capital ratios at:

	September 30, 2012	December 31, 2011
Tier I Leverage Ratio (Actual)	11.87%	10.74%
Tier I Leverage Ratio (Quarterly Ave.)	11.40	10.68
Tier I Risk-Based Capital Ratio	16.44	15.09
Tier II Risk-Based Capital Ratio	17.69	16.36

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

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $17,669,422 at September 30, 2012. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At September 30, 2012 and December 31, 2011, we had available credit from borrowing in the amount of $45,951,767, and $45,091,542, respectively. Our ratio of liquid assets to total liabilities at September 30, 2012 and December 31, 2011 was 20.75% and 19.17%, respectively.

Core deposits are the primary foundation for our Corporation’s liquidity. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Franklin Bank has experienced shrinkage in deposits from year end due to the strategic efforts to reduce deposit costs. The shrinkage of the balance sheet had a positive impact on capital. We have also experienced a decline in our loans which has complemented the decline in deposits. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. The Bank receives the deposits and forwards them to CDARS and receives deposits back if wanted is called a reciprocal transaction. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $5.3 million as of September 30, 2012 which is less than 5% of total deposits. The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At September 30, 2012, this would allow the Bank to gather an additional $18.3 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At September 30, 2012, Franklin Bank had $5.8 million in internet certificates of deposit.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at September 30, 2012 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	8.00%	15.00%
+300 bp	6.25	6.00	11.00
+200 bp	5.25	4.00	7.00
+100 bp	4.25	2.00	3.00
-100 bp	2.25	—	—
-200 bp	1.25	—	-1.00
-300 bp	.25	-1.00	-4.00

There is little impact on net interest income in the down interest rate scenarios in both the ramp and shock changes from the level rate scenario. In the upward interest rate scenarios, net interest income experiences positive changes to interest income due to the level of variable rate loans and the assumed repricing of our interest bearing liabilities.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

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

September 30, 2012

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Corporation does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2012

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

Date:	November 13, 2012	By	/s/ Larry A. Heaton
Larry A. Heaton
President and Chief Executive Officer

Date:	November 13, 2012	By	/s/ Brenda H. Smith
Brenda H. Smith
Executive Vice President, Chief Financial Officer and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)*	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.2	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.
10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d) – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data File

*	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.

