Form 10-K
period 2012-12-31
MAINSTREET BANKSHARES INC
filed 2013-03-15
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐          No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012. $5,658,161 based on $4.50 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 1,713,375 shares outstanding as of March 14, 2013.

Documents incorporated by reference.	Portions of the Corporation’s 2013 Proxy Statement have been incorporated by reference into Part III.

MainStreet BankShares, Inc.

Form 10-K

Index

	PART I

Item 1	Business	1-5

Item 1A	Risk Factors	5

Item 1B	Unresolved Staff Comments	5

Item 2	Properties	6

Item 3	Legal Proceedings	6

Item 4	Mine Safety Disclosures	6

	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6-8

Item 6	Selected Financial Data	8

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-29

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	29

Item 8	Financial Statements and Supplementary Data	30-71

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	72

Item 9A	Controls and Procedures	72

Item 9B	Other Information	72

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	73-75

Item 11	Executive Compensation	75

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75

Item 13	Certain Relationships and Related Transactions, and Director Independence	76

Item 14	Principal Accounting Fees and Services	76

	PART IV

Item 15	Exhibits and Financial Statement Schedules	76

PART I

Item 1.	Business

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

Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to MainStreet. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. MainStreet is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against MainStreet if its subsidiary bank becomes undercapitalized. MainStreet’s bank subsidiary is well capitalized and fully in compliance with capital guidelines. However, regulatory capital requirements relate to earnings and asset quality, among other factors. Bank regulators could choose to raise capital requirements for banking organizations beyond current levels. As discussed in Item 7, Management’s Discussion and Analysis, MainStreet’s subsidiary bank entered into a formal agreement with the Office of the Comptroller of the Currency which contains requirements relative to Franklin Bank’s capital levels. In addition, when the proposed “Basel III” framework is implemented in the United States, bank holding companies and their bank subsidiaries depending on their size will likely be required to increase their capital and compliance costs could be significant. Because of these matters, MainStreet is unable to predict if higher capital levels may be mandated in the future for it or its subsidiary bank. If so, such additional capital could be dilutive to MainStreet’s then existing shareholders in the future.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau, (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It will also oversee the enforcement of all federal laws intended to ensure fair access to credit. The CFPB has begun implementing consumer mortgage lending and other rules which impact the availability and cost of providing certain consumer products. For smaller financial institutions such as MainStreet and Franklin Bank, the CFPB will coordinate its examination activities through their primary regulators.

Although the Dodd-Frank Act provisions themselves are extensive, the full impact on the Company of this massive legislation continues to be unknown. The Act provides that several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

Jumpstart Our Business Startups (JOBS ACT). On April 5, 2012, the President signed the Jumpstart our Business Startups (JOBS) Act into law. The objective of the legislation, as the name implies, is to stimulate the growth of small to midsized companies through facilitated access to capital and reduced regulatory reporting requirements. This, in turn, is expected to create jobs as businesses use this newly infused capital to expand operations.

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

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, and the Fair Debt Collections Practices Act. Franklin Bank is required to comply with these laws and regulations in its dealing with customers. In addition, the CFPB has begun adopting rules regulating consumer mortgage lending pursuant to the Dodd-Frank Act. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

Deposit Insurance. Franklin Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2012 and 2011, Franklin Bank paid $253,874 and $293,337, respectively, in FDIC assessments. It is anticipated that assessments may increase in the future to offset demands on the BIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. It was extended to December 31, 2013, and then permanently.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts of FDIC-insured institutions that elected to participate. Franklin Bank elected to participate in this program and opted to continue in the program. There were increased BIF assessments for program participants. This program has terminated.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

Capital Requirements. The same capital requirements that are discussed above with relation to MainStreet are applied to Franklin Bank by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. Also, capital requirements can be increased based on earnings and asset quality concerns as well as other issues. The Agreement between the Bank and the OCC required the Bank to develop a three year capital plan to provide for the Bank’s capital needs based on projected growth and other factors. The plan was implemented and is continually enhanced and updated. Additional capital requirements may cause dilution to then existing shareholders, if needed. In addition, implementation of the BASEL III requirements could increase required capital minimums as well as compliance costs due to their complexity.

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

Company Website

MainStreet maintains a website at www.msbsinc.com and for Franklin Bank at www.fcbva.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website through a link to the Securities and Exchange Commission for filings. The Corporation’s proxy materials for the 2013 Annual Meeting of Shareholders are also posted on a separate website at www.cfpproxy.com/6043.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2012 was 53. MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

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

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners of which one is a director. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. The lease payment mirrors the loan payment plus an 8% return on investment to the owner. Subject to certain compliance issues, Franklin Bank has the option to extend the lease for one additional term of five years. If the right to extend this lease for the first renewal term is exercised, Franklin Bank has the right to extend this lease for five additional terms of five years each. One of the owners is a director of Franklin Bank and both owners are shareholders of BankShares. Franklin Bank owns a lot adjacent to their Rocky Mount Office which is utilized for employee parking. Franklin Bank leases its branch which opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. Franklin Bank provides permanent financing to the owner of this facility. A director of Franklin Bank is a partner in the ownership of this facility. The lease commenced on April 7, 2004 and will expire April 6, 2019. The lease payment mirrors the loan payment plus an 8% return on investment to the owner. Subject to certain compliance issues, Franklin Bank has the option to extend the lease for one additional term of five years. If the right to extend this lease for the first renewal term is exercised, Franklin Bank has the right, or option, to extend or renew this lease for five additional terms of five years each. Franklin Bank leased its 220 North branch located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank was a partner in the ownership of the facility. The lease commenced June 1, 2007 and expired June 1, 2012. Franklin Bank closed this banking office effective November 13, 2010; however, the lease remained in effect until its maturity. Franklin Bank purchased the building at the maturity of the lease and assigned the purchase to another buyer which was a director of both the Corporation and Franklin Bank. The main office and all branches have a drive-up ATM.

MainStreet RealEstate, Inc. owns the Southlake branch located in the Union Hall area of Franklin County and leases it to Franklin Bank. The branch opened in August 2007. The total cost of the land and building were $425,286 and $881,123, respectively. MainStreet believes its banking facilities are well located to serve their intended banking markets and are attractively furnished and well equipped for banking purposes. All facilities are adequately insured in management’s opinion.

Item 3.	Legal Proceedings

MainStreet currently is not involved in any legal proceedings outside the normal operations associated with problem credits.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,713,375 shares of its common stock outstanding at January 31, 2013. In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering. Each warrant provided the holder with the right to buy one share of common stock at a price of $9.09 per share of which 27,500 were exercised and the remainder were either forfeited or expired unexercised in 2010.

Options in the amount of 33,000 (included in the total 161,272 outstanding at year-end), of which all are vested and exercisable, were granted at the then fair market value of $9.55 to a former employee.

In addition, the shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan (the “Plan”) at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain outstanding in accordance with their terms. Option awards were generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of 3 years and have a ten year exercise term. The options issued in 2005 vested immediately upon grant and have a ten year exercise term. All option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As of December 31, 2012, there were 136,527 options granted under this plan of which 822 options have been exercised and 7,433 stock options have been forfeited. The rest remain unexercised.

As of December 31, 2012, 161,272 stock options are outstanding, of which all are vested and exercisable, including those issued to a former employee.

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

	2012		2011
	High	Low	High	Low
Quarter Ended	Close	Close	Close	Close
March 31	$4.25	$3.75	$5.00	$3.75
June 30	$6.39	$4.25	$9.50	$4.15
September 30	$4.90	$4.50	$5.50	$4.50
December 31	$6.00	$4.55	$4.75	$4.25

There are approximately 1,581 shareholders of common stock as of December 31, 2012.

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

Information in the format relating to MainStreet securities authorized for issuance under the Company’s Equity Compensation plans is as follows:

			Number of Securities
			Remaining Available
	Number of Securities		For Future Issuance
	To be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	128,272	$12.85	—

Equity compensation plans not approved by security holders	33,000	9.55	—

Total	161,272	$12.17	—

The Plan terminated January 21, 2009, except with respect to awards granted prior to that date.

Refer to Part II, Item 8, Note 14 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6.	Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia. MainStreet was primarily formed to serve as a bank holding company. Its first wholly-owned subsidiary was located in Martinsville, Virginia, and was sold on March 23, 2005. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank’) to serve the Franklin County area of Virginia. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has three banking offices in Rocky Mount and Franklin County. On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

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

Within 60 days, Franklin Bank was required to do the following:

▪	Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Our internal loan review function now reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting was enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.
▪	Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel were designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. A credit analyst position was added in December 2008 that performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of each loan.
▪	The Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. The Bank continually strives to lower its problem assets.
▪	Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of the Bank’s liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At December 31, 2012 and 2011, brokered deposits were $5.3 million and $6.9 million, respectively, and were less than 5% of total deposits in both years. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with monitoring asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

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

MainStreet and Franklin Bank’s President and CEO, Larry A. Heaton, was tragically killed in a car accident on Sunday, December 9, 2012. On Monday, December 10, 2012, the Board of Directors named Brenda H. Smith, Acting President and Chief Executive Officer. Mrs. Smith has been with the Corporation since its inception and is also the Executive Vice President and Chief Financial Officer. A search committee has been formed and is actively pursuing a permanent President and Chief Executive Officer.

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

Overview

Total assets at December 31, 2012 and 2011 were $183,110,988 and $203,855,311, respectively, a decline of $20,744,323, or 10.18%. The composition of the balance sheet has also changed. The largest components of change were in cash and cash equivalents and loans, net of unearned deferred fees and costs. Total cash and cash equivalents declined $6.4 million from year-end 2011 while loans, net of unearned deferred fees and costs declined $8.7 million. Loan demand has remained soft during 2012 and we have aggressively continued to work through our problem loans, which has resulted in additional payouts and foreclosures. Please refer to Footnote #4 for a discussion of our criticized assets. We continue to monitor our asset quality closely and we have had great improvement in the level of our criticized assets. Securities available for sale declined to $18.8 million at year-end 2012 from $21.2 million at year-end 2011 primarily from pay downs on mortgage backed securities and called agency securities. Our total deposits declined $16.5 million from year-end 2011 to year-end 2012. With the continued focus on lowering our overall deposit costs and soft loan demand, this was an anticipated and appropriate result. Our loan to deposit ratio was 89.32% and 85.72% at December 31, 2012 and 2011, respectively. Overall costs of our interest bearing deposits declined 30 basis points in 2012 compared to 2011. We maintained our relationships as can be evidenced by the increase in demand deposits which are our non-interest bearing funds. We also had $7.5 million in repurchase agreements mature in September 2012 for which certain securities available for sale were utilized as collateral. At maturity, we paid off the $7.5 million and now have additional securities that can be utilized and pledged for other purposes, as needed.

Total shareholders’ equity at December 31, 2012 and 2011 was $24,250,373 and $22,240,789, respectively. MainStreet and Franklin Bank were considered well capitalized at December 31, 2012 and 2011 under the standards of regulatory capital classification. The book value of shareholders’ equity at December 31, 2012 and 2011 was $14.15 and $12.98 per share, respectively.

MainStreet had net income of $1,970,776 for the twelve months ending December 31, 2012 compared to a net loss of $(146,445) for the twelve month period ending December 31, 2011. Net income for 2012 was impacted substantially by reduced provision expense and income from bank owned life insurance as discussed below. Basic and diluted net income (loss) per share was $1.15 and $(.09) for 2012 and 2011, respectively. Return on average assets in 2012 and 2011 was 1.02% and (.07%), respectively while return on average shareholders’ equity was 8.69% and (.66%) for 2012 and 2011, respectively. The return on average assets and average equity for 2010 was .36% and 3.57%, respectively. Year 2012 continued to be impacted by our level of criticized assets. As we worked through these assets and they moved through the cycle, we experienced losses on the sales of other real estate, write downs associated with lower appraisals and selling prices, and had expenses associated with holding these assets. Our overall losses and expenses associated with our other real estate properties were $1.4 million and $1.2 million for the years ending December 31, 2012 and 2011, respectively. Provision expense in 2012 was lower than 2011 as we worked through our problem loans. Provision expense for the periods ending December 31, 2012 and 2011 was $486,257 and $1,660,783, respectively.

Franklin Bank has bank owned life insurance on the lives of its executive officers. Upon the tragic death of CEO, Larry A. Heaton, Franklin Bank collected a death benefit of which approximately $2.4 million was attributed to income on bank owned life insurance. Also, Franklin Bank has a supplemental executive retirement plan in place for its executives. Upon Mr. Heaton’s death, the present value of the payout of this benefit was accrued and expensed totaling approximately $1 million.

Results of Operations

Net Interest Income

The low interest rate environment continued during 2012 with the Federal Reserve leaving the short-term interest rates within a range of 0% - .25% which has been effective since 2008. At the most recent meeting of the Federal Reserve, the Board of Governors indicated a continued willingness to keep rates at low levels thru mid-2015. By employing the QE 3 strategy the Federal Reserve plans to continue purchasing assets to affect what is called a “twist”. The decision to “twist” will drive the yield curve up for short term rates and lower long term rates. The net effect is to keep mortgage rates low for an extended period of time to help spur the housing industry and economic growth. It is also designed to maintain inflation at low levels.

As interest rates have remained low, our borrowers have extended pressure to move to more fixed rate interest products; however, interest rates on variable rate loans make up approximately 24% of Franklin Bank’s loan portfolio. In a rising interest rate environment, this initially would have a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates. In a declining interest rate environment such as we have been in, asset sensitivity initially has had a negative impact on the net interest margin until deposit rates have an opportunity to reprice. Throughout our history, our overall deposit maturity has been short which has benefited us by allowing us to reprice our deposits downward as they have matured in the lower interest rate environment. On the other hand, in an environment of increasing interest rates, short deposit maturity would reduce the benefit of rising interest rates on loans. Furthermore, even though lower interest rates have been beneficial for our cost of deposits, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment. In addition, competition for deposits remains fierce in our market; however, our goal is to continue to lower our cost of deposits during 2013. The maturity of our repurchase agreement in September 2012 had a positive impact on our net interest margin for the last quarter of 2012 and will continue in 2013. In addition, the remaining $6 million in repurchase agreements will mature in January 2013 which will also have a positive impact on our net interest margin going forward.

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

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials

		2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Loans, net of unearned (1)	$138,184,714	$7,782,200	5.63%	$153,201,363	$8,608,985	5.62%	$162,931,745	$9,588,767	5.89%
Loans held for sale	244,544	7,613	3.11	8,016	270	3.37	—	—	—
Securities available-for-sale-taxable	18,863,608	468,374	2.48	24,103,456	753,407	3.13	25,650,372	963,875	3.76
Securities available-for-sale-non taxable	3,717,392	56,838	2.25	96,835	2,029	3.08	—	—	—
Restricted equity securities	778,190	32,098	4.12	927,000	30,280	3.27	1,042,853	28,215	2.71
Interest-bearing deposits in banks	13,450,334	29,526	.22	11,857,846	25,757	.22	15,387,260	34,501	.22
Federal funds sold	7,074,748	12,634	.18	6,820,273	11,497	.17	5,597,638	11,650	.21
Total Interest Earning Assets	182,313,530	8,389,283	4.62%	197,014,789	9,432,225	4.79%	210,609,868	10,627,008	5.05%
Cash and due from banks	2,877,211			2,746,269			2,596,935
Other assets	10,182,472			12,119,036			12,324,767
Allowance for loan losses	(2,755,936)			(3,280,304)			(3,328,725)

Total Assets	$192,617,277			$208,599,790			$222,202,845
Interest checking deposits	$7,475,890	$3,687	.05%	$6,928,098	$6,720	.10%	$8,023,116	$16,356	.20%
Money market deposits	23,419,522	49,132	.21	24,678,500	105,840	.43	21,916,385	217,881	.99
Savings deposits	13,324,572	7,318	.05	12,231,895	26,004	.21	11,072,683	37,411	.34
Time deposits $100,000 and over	38,988,324	627,801	1.61	46,314,130	853,058	1.84	53,618,002	1,230,463	2.29
Other time deposits	51,597,511	684,629	1.33	61,126,990	1,000,582	1.64	72,304,687	1,584,464	2.19
Federal funds purchased	164	2	1.22	603	2	.33	5,781	41	.71
Corporate cash management	—	—	—	—	—	—	—	—	—
Repurchase agreements	11,348,361	447,233	3.94	13,500,000	538,071	3.99	13,500,000	538,071	3.99
Short-term borrowings	55	—	—	712	3	.42	5,479	27	.49
Total interest-bearing liabilities	146,154,399	1,819,802	1.25%	164,780,928	2,530,280	1.54%	180,446,133	3,624,714	2.01%
Demand deposits	22,899,719			20,680,934			18,904,678
Other liabilities	878,634			870,010			655,347
Total Liabilities	169,932,752			186,331,872			200,006,158
Shareholders’ Equity	22,684,525			22,267,918			22,196,687

Total Liabilities and Shareholders’ Equity	$192,617,277			$208,599,790			$222,202,845

Net Interest Earnings		$6,569,481	3.37%		$6,901,945	3.25%		$7,002,294	3.04%

Net Yield on Interest Earning Assets			3.62%			3.50%			3.20%

(1) Loan fees, net of costs, are included in total interest income. Gross loan fee income totaled $279,789, $269,618 and $257,369 as of December 31, 2012, 2011, and 2010, respectively. The average balance of nonaccrual assets is included in the calculation of asset yields. The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities using a 34% marginal tax rate.

MainStreet’s net interest margin for the years ending December 31, 2012 and 2011 was 3.62% and 3.50%, respectively, an increase of 12 basis points. Both interest income and interest expense declined in comparison to last year, primarily due to the interest rate environment. The yield on earning assets dropped 17 basis points to 4.62%. The funding side dropped 29 basis points. In addition to the low interest rate environment and lower average balances, the effect of lost interest on nonaccrual loans impacted the net interest margin. Lost interest for 2012 was $221,579 compared to $521,729 in 2011. Loan competition for good loans is great and declining rates reduced loan profitability as loans repriced and new loans were made at lower rates. The ability of nonfinancial entities to provide financial services also increases competition, particularly during periods of reduced loan demand, like the present one. These factors also negatively impact the margin. Finally, Franklin Bank’s growth has been quite dependent on consumer and real estate based lending and in the current economic environment sound growth opportunities in these areas are dramatically reduced.

The following table sets forth, for the period indicated, a summary of the change in interest income and interest expense resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2012 Compared to 2011 Increase			2011 Compared to 2010 Increase
	(Decrease) Due to Change In			(Decrease) Due to Change In
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans, net of unearned	$(845,658)	$18,873	$(826,785)	$(557,922)	$(421,860)	$(979,782)
Loans held for sale	7,365	(22)	7,343	270	—	270
Securities available-for- sale-taxable	(146,475)	(138,558)	(285,033)	(55,549)	(154,919)	(210,468)
Securities available for sale-nontaxable	55,505	(696)	54,809	2,029	—	2,029
Restricted equity securities	(5,345)	7,163	1,818	(3,361)	5,426	2,065
Interest-bearing deposits in banks	3,493	276	3,769	(7,696)	(1,048)	(8,744)
Federal funds sold	782	355	1,137	2,286	(2,439)	(153)
Total Interest Income	$(930,333)	$(112,609)	$(1,042,942)	$(619,943)	$(574,840)	$(1,194,783)

Interest Expense:
Interest checking deposits	$495	$(3,528)	$(3,033)	$(1,991)	$(7,645)	$(9,636)
Money market deposits	(5,149)	(51,559)	(56,708)	24,627	(136,668)	(112,041)
Savings deposits	2,138	(20,824)	(18,686)	3,597	(15,004)	(11,407)
Certificates of deposit $100,000 and over	(125,480)	(99,777)	(225,257)	(154,105)	(223,300)	(377,405)
Other time deposits	(142,648)	(173,305)	(315,953)	(221,439)	(362,443)	(583,882)
Federal funds purchased	(2)	2	—	(24)	(15)	(39)
Repurchase agreements	(84,858)	(5,980)	(90,838)	—	—	—
Short-term borrowings	(1)	(2)	(3)	(21)	(3)	(24)
Total Interest Expense	$(355,505)	$(354,973)	$(710,478)	$(349,356)	$(745,078)	$(1,094,434)

Net Interest Income	$(574,828)	$242,364	$(332,464)	$(270,587)	$170,238	$(100,349)

For 2012 and 2011, net interest income totaled $6,569,481 and $6,901,945, respectively, a decline of $332,464, or 4.82%. The total average interest-earning assets were $182,313,530 and $197,014,789 for the years ending December 31, 2012 and 2011, respectively, a decrease of $14,701,259, or 7.46%. The largest category of decline was in loans, net of unearned deferred fees and costs which decreased by $15.0 million. Higher yielding loan volume declines far exceeded other lower yielding earning assets, hence decreasing total interest income. Interest income was also affected by lost interest on nonaccrual loans as discussed above. The total average interest-bearing liabilities were $146,154,399 and $164,780,928 for the years ending December 31, 2012 and 2011, respectively, a decrease of $18.6 million. This decline can be seen primarily in time deposits including certificates of deposit $100,000 and over. Deposits declined due to our strategy to lower our overall deposit costs. While implementing this strategy, loan demand remained soft, which complemented our strategy. Repurchase agreements also declined due to the maturity in September 2012.

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

The provision for loan losses was $486,257 and $1,660,783 for the years ending December 31, 2012 and 2011, respectively, a decline of $1,174,526, or 70.72%. The allowance for loan losses was $2,602,098 at December 31, 2012 which equated to 1.93% of loans, net of unearned deferred fees and costs. At December 31, 2011, the allowance was $3,272,945, or 2.29% of loans, net of unearned deferred fees and costs. Net charge-offs of $1,157,104 and $1,972,018 for the years ending December 31, 2012 and 2011, respectively equated to .84% and 1.29%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. Nonaccrual loans were $1.5 million and $7.1 million at December 31, 2012 and 2011, respectively, a positive impact of $5.6 million. These loans were 1.13% and 4.93% of loans, net of unearned deferred fees and costs at December 31, 2012 and 2011, respectively. In addition, troubled debt restructurings, not included in nonaccrual loans, were $1,305,180 and $1,685,658 at December 31, 2012 and 2011, respectively. Specific reserves allocated to the nonaccrual loans and troubled debt restructurings at year end 2012 and 2011 were $292,003 and $818,572, respectively, a decline of $526,569. Our criticized and classified loans, not included in the individually evaluated, decreased in the year-to-year comparison approximately $1.2 million which caused a decline in the year-to-year comparison of the allowance by approximately $195,000. The remainder of the loans, collectively evaluated, declined in volume $1.6 million; however, once the qualitative factors were adjusted, the allowance allocated to this group increased approximately $6,000. The change in the unallocated amount increased about $45,000 in the year to year comparison.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructurings.

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Commercial	$212,738	$136,680	$354,125	$167,267	$—
Real Estate:
Construction and land development	1,100,585	1,624,238	3,835,729	1,863,772	4,205,875
Residential 1-4 families:
First liens	938,555	4,852,061	4,055,568	1,615,027	457,247
Junior Liens	225,669	424,795	196,970	302,781	—
Home equity lines	—	131,439	147,978	—	—
Commercial real estate	346,807	1,533,473	530,432	494,249	—
Consumer	—	50,694	18,312	—	19,277
Total Nonperforming Loans	$2,824,354	$8,753,380	$9,139,114	$4,443,096	$4,682,399

As can be seen by the chart above, the construction and land development segment had the largest nonperforming loans at December 31, 2012 followed by the residential 1-4 family first lien loan segment. These two loan segments have the largest categories of nonperforming loans in the five years shown above. The remainder of the loans in these loan segments were performing credits at December 31, 2012 and December 31, 2011. Loans 90 days and more and still accruing at December 31, 2012 were $3,485. There were no loans 90 days or more past due and still accruing included in the nonperforming loans at December 31, 2011. Troubled debt restructurings included in nonperforming loans that were not on nonaccrual at December 31, 2012 and 2011 were $1,305,180 and $1,685,658, respectively. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In order to sell the properties and repay the loan, there must be buyers in the marketplace to acquire the properties. Our market, mainly real estate, continues to produce few buyers. In addition, borrowers’ incomes have been reduced which increases the debt to income ratio. Please refer to Item 8, Financial Statements, Note 4, for further disclosures of past due loans, nonaccrual loans, troubled debt restructurings, impaired loans, and the allowance.

The overall economy in Franklin County has shown little improvement over the last year. We continue to struggle with high unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment was at 5.6% at December 31, 2012. Absorption analysis in our market place shows increased turnover rates for various inventories. With the sale of our other real estate properties, we have seen the decline in real estate values. Smith Mountain Lake is a core area for development in Franklin County and is largely real estate based. It is a resort area and largely follows the national trend rather than the local trend. Until unemployment declines and consumer confidence increases, these trends may continue. There is continued economic pressure on consumers and business enterprises. No assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future. Our level of nonperforming loans improved greatly since last year-end; however, we remain cautious and prudent with our allowance. Economists believe that small businesses will continue to be challenged during 2013. As a community bank, small businesses are core for our loan portfolio.

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Average amount of loans, net of unearned, outstanding during the year	$138,184,714	$153,201,363	$162,931,745	$182,502,689	$185,844,676
Balance of allowance for loan losses at beginning of year	3,272,945	3,584,180	3,277,559	3,502,029	2,086,592
Loans charged off:
Commercial	(186)	(482,651)	(142,335)	(488,436)	(140,003)
Construction and land development	(257,796)	(922,440)	(597,206)	(585,219)	(102,637)
Residential 1-4 families	(1,055,384)	(476,172)	(377,957)	(704,347)	(190,662)
Home equity lines	—	(34,745)	(21,766)	—	(81,097)
Commercial real estate	—	(205,824)	—	(325,646)	(3,397)
Consumer	(16,785)	(21,670)	(15,971)	(30,318)	(36,688)
Total loans charged off:	(1,330,151)	(2,143,502)	(1,155,235)	(2,133,966)	(554,484)
Recoveries of loans previously charged off:
Commercial	1,842	32,312	1,740	128,901	1,740
Construction and land development	8,377	62,883	117,595	11,571	3,731
Residential 1-4 families	145,830	63,987	46,247	41	150
Home equity lines	3,374	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	13,624	12,302	4,174	2,683	—
Total recoveries:	173,047	171,484	169,756	143,196	5,621
Net loans charged off:	(1,157,104)	(1,972,018)	(985,479)	(1,990,770)	(548,863)
Additions to the allowance for loan losses	486,257	1,660,783	1,292,100	1,766,300	1,964,300
Balance of allowance for loan losses at end of year	$2,602,098	$3,272,945	$3,584,180	$3,277,559	$3,502,029
Ratio of net charge offs during the period to average loans outstanding during period	.84%	1.29%	.60%	1.09%	.30%

The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2012		December 2011		December 2010		December 2009		December 2008
Commercial	$108,336	7.77%	$154,991	7.73%	$138,449	6.85%	$236,610	7.11%	$274,588	9.43%
Real Estate:
Construction & land development	767,018	15.82	902,644	18.24	1,086,183	19.78	1,053,136	20.78	1,606,333	26.47
Residential real 1-4 families
1st liens	701,668	26.40	1,100,139	26.36	1,065,683	24.89	817,387	22.77	594,858	17.65
Jr liens	134,847	5.68	174,809	5.93	243,526	6.01	184,617	5.39	149,817	4.95
Home equity lines	88,411	4.54	98,582	5.34	217,063	6.71	349,041	8.96	223,972	8.28
Commercial real estate	740,073	38.58	824,759	35.12	793,308	34.30	613,786	33.21	634,581	31.62
Consumer	11,745	1.21	11,911	1.28	39,968	1.46	22,982	1.78	17,880	1.60
Unallocated	50,000	—	5,110	—	—	—	—	—	—	—
Total	$2,602,098	100.00%	$3,272,945	100.00%	$3,584,180	100.00%	$3,277,559	100.00%	$3,502,029	100.00%

Noninterest Income

Noninterest income for the years ending December 31, 2012 and December 31, 2011 was $3,480,767 and $1,090,357, respectively, an increase of $2,390,410 or 219.23%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 12/31/12	YTD 12/31/11	Dollar Change	Percentage Change
Service charges on deposit accounts	$261,487	$288,724	$(27,237)	(9.43)%
Mortgage commission	239,565	171,727	67,838	39.50
Electronic card fees	179,443	160,429	19,014	11.85
Investment fee income	185,780	140,758	45,022	31.99
Income on bank owned life insurance	2,494,285	110,106	2,384,179	2,165.35
Gain on sale of securities available for sale	1,848	116,734	(114,886)	(98.42)
Other fee income & miscellaneous	118,359	101,879	16,480	16.18

As can be seen by the above chart, the largest increase in noninterest income was in our income received from our bank owned life insurance. Franklin Bank has bank owned life insurance on the lives of its two executives. As reported, CEO Larry Heaton was tragically killed in a car accident in December 2012. Franklin Bank recorded approximately $2.4 million in income from the death benefit of the bank owned life insurance. Mortgage commission increased $67,838, or 39.50% in 2012 over the 2011 income. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage commission income on the sales. Our partners provide the underwriting of the loans. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income in 2012 was $185,780 as compared to $140,758 in 2011, an increase of $45,022 or 31.99%. Electronic card fees also experienced an increase in the year to year comparison at $19,014. Other fee income and miscellaneous income increased $16,480. Securities gains in 2012 were $1,848 compared to $116,734 in 2011. Service charges on deposit accounts decreased $27,237, or 9.43%, primarily due to a decline in overall NSF fee income. Customers are more aware of these charges in this difficult economic time and monitor their accounts more closely to protect against these fees.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2012 and December 31, 2011 was $7,898,161 and $6,618,319, respectively, an increase of $1,279,842, or 19.34%. Nonrecurring other real estate and repossession expenses were $1,429,254 and $1,224,894 for the twelve months ending December 31, 2012 and 2011, respectively. Excluding these expenses, total noninterest expense would have been $6,468,907 and $5,393,425, respectively, for 2012 and 2011, an increase of $1,075,482. This increase is primarily due to the increase in the Supplemental Executive Retirement Plan (“SERP”) expense which increased $975,580. Our President and CEO, Larry Heaton, was tragically killed in a car accident in December 2012. This caused the expediting of the present value of the death benefit and expense required to be recorded. The following chart shows the noninterest expense by category for the years ending December 31, 2012 and 2011, the dollar change and the percentage change.

Expense	12-31-12	12-31-11	Dollar Change	Percentage Change
Salaries and employee benefits	$2,727,946	$2,686,338	$41,608	1.55%
Supplemental executive retirement plan	1,097,227	121,647	975,580	801.98
Occupancy and equipment	791,736	850,647	(58,911)	(6.93)
Professional fees	262,633	245,677	16,956	6.90
Outside processing	494,235	433,004	61,231	14.14
FDIC Assessment	253,874	293,337	(39,463)	(13.45)
Franchise tax	199,587	167,500	32,087	19.16
Regulatory examination fees	109,559	111,332	(1,773)	(1.59)
Other real estate and repossessions	1,429,254	1,224,894	204,360	16.68
Other expenses	532,110	483,943	48,167	9.95

As can be seen by the table, the largest component of noninterest expense is salaries and employee benefits, followed by other real estate and repossessions, supplemental executive retirement plan, and then by occupancy and equipment costs. Salaries and benefit expense comprised 48.43% and 42.43% of total noninterest expense for the years ending December 31, 2012 and December 31, 2011, respectively. MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits, as a whole, increased in 2012 compared to 2011 by $41,608, or 1.55%. During 2012 and 2011, salaries were frozen for all employees with the exception of certain budgeted promotions. Commissions were only paid to mortgage and investment personnel. Referral fees were also paid to employees for mortgage and investment referrals. Under FAS ASC 310 certain costs associated with originating loans are amortized over the life of the loan. These costs begin as credits to salary expense and are amortized into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $10,800 less in 2012 than 2011 causing an overall increase in salary expense. This was due to decreased loan volumes. Employee insurance costs and 401-K expense decreased $9,718 and $974, respectively in the year to year comparison. This expense declined primarily due to the utilization of part-time employees as attrition occurred in certain areas.

The supplemental executive retirement plan expense was $1,097,227 and $121,647 for the years ending 2012 and 2011, an increase of $975,580. As discussed above, this was due to the acceleration of the recording of the retirement funds due to the tragic death of our President and CEO, Larry A. Heaton.

Other real estate and repossessions experienced an increase in expense of $204,360 in 2012 over 2011 levels which equates to an increase of 16.68%. This increase was due to our continued efforts to reduce our criticized assets and aggressively sell our other real estate properties. This expense includes loss on sales, write-downs due to updated appraisals reflecting depressed values, write-downs due to length of time in other real estate, and expenses associated with these properties. Expenses on these properties are influenced by the volume of these properties and the duration of time properties remain on our balance sheet.

Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense decreased $58,911 or 6.93% for the year 2012 as compared to 2011 primarily due to a decline in depreciation expense and service maintenance costs.

Professional fees include fees for audit, legal, and other and experienced an increase of $16,956 or 6.90%. Of this amount, legal fees increased $10,673 primarily due to fees associated with work outs of our criticized assets. Audit expense increased $9,015 due to increased fees from our external and internal auditors. These fees were offset due to a modest decline in other professional fees. Our outside processing expenses increased $61,231, or 14.14%, with the major increase in data processing fees which increased $37,116. In this category, bank insurance increased $23,045 due to an increase in our bond and directors and officers insurance and the addition of other real estate properties to our insurance. Our FDIC premium expense decreased $39,463, or 13.45% for the year over year expense comparison due to a change in the calculation of the premium. However, the overall premium is still burdensome. The turmoil in the financial services industry has resulted in the need to increase FDIC insurance premiums to sustain the insurance fund depending on the length and depth of the effects of the recent recession. These assessments may increase again in the future, which could place a great burden on our financial institution. Franchise tax expense increased $32,087 due to a decreased deduction associated with our other real estate properties at year end 2012 over 2011, and an increase in our net income for 2012. Regulatory fees from examinations had a modest decline of $1,773 in the year-to-year comparison; however, these expenses remain elevated due to additional monitoring of Franklin Bank because of the formal agreement with the OCC. The other expenses category includes supplies, advertising and promotion, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. This category increased $48,167, or 9.95%, in the year over year comparison.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at December 31, 2012 and December 31, 2011. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax benefit in the amounts of $304,946 and $140,355 for the years ending December 31, 2012 and 2011, respectively.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for the following purposes:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.
2)	To fulfill pledging collateral requirements.
3)	To help balance the overall interest rate risk position of the balance sheet.
4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and certain other debt and equity securities. Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, municipal bonds, Federal Reserve Bank stock and Federal Home Loan Bank stock. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available-for-sale at December 31, 2012 and December 31, 2011 and is carried at estimated fair value. Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for years ending December 31, 2012 and 2011 appear in Part II, Item 8, Note 2 of this report. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for the year ending December 31, 2010 is shown in the table below:

19

	2010
	Amortized	Gross Unrealized	Gross Unrealized	Approximate
	Cost	Gains	Losses	Market Value

U.S. government sponsored agencies	$3,375,529	$33,938	$(43,260)	$3,366,207
Mortgage backed securities	23,592,541	287,034	(191,255)	23,688,320

Total securities available-for-sale	$26,968,070	$320,972	$(234,515)	$27,054,527

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 8, Note 2 of this report. The following table shows the maturities of securities available-for-sale as of December 31, 2012 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One		Due After		Due After		Due After
	Year or Less		1 – 5 Years		5 – 10 Years		10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U. S. government sponsored agencies	$—	—%	$—	—%	$1,471,773	1.54%	$—	—%	$1,471,773
Mortgage backed securities	—	—	—	—	905,245	2.88	11,732,292	3.01	12,637,537
States and political subdivisions	—	—	—	—	4,727,251	2.15	—	—	4,727,251

Total	$—		$—		$7,104,269		$11,732,292		$18,836,561

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2012, 2011, 2010, 2009 and 2008 the breakdown of gross loans in the loan portfolio was as follows:

20

	2012		2011		2010		2009		2008
Commercial	$10,439,173	7.77%	$11,061,471	7.73%	$10,874,581	6.85%	$11,882,830	7.11%	$18,251,922	9.43%
Real Estate:
Construction & land development	21,268,316	15.82	26,102,914	18.24	31,397,922	19.78	34,744,468	20.78	51,200,170	26.47
Residential 1-4 families
1st liens	35,490,285	26.41	37,735,618	26.36	39,509,829	24.89	38,082,662	22.77	34,128,944	17.65
Junior liens	7,633,851	5.68	8,486,594	5.93	9,537,112	6.01	9,011,349	5.39	9,579,042	4.95
Home equity lines	6,093,783	4.53	7,639,785	5.34	10,650,365	6.71	14,974,066	8.96	16,012,671	8.28
Commercial real estate	51,861,252	38.58	50,272,002	35.12	54,455,674	34.30	55,537,593	33.21	61,174,895	31.62
Loans to individuals	1,627,706	1.21	1,836,110	1.28	2,320,162	1.46	2,978,950	1.78	3,087,053	1.60
Gross Loans	134,414,366	100.00%	143,134,494	100.00%	158,745,645	100.00%	167,211,918	100.00%	193,434,697	100.00%
Unearned income & deferred fees	78,300		89,510		79,176		105,524		72,853
Loans, net of unearned income & deferred fees	134,492,666		143,224,004		158,824,821		167,317,442		193,507,550
Less: Allowance for loan losses	(2,602,098)		(3,272,945)		(3,584,180)		(3,277,559)		(3,502,029)
Loans, net	$131,890,568		$139,951,059		$155,240,641		$164,039,883		$190,005,521

As can be seen by the loan portfolio volume, our loan volume has been on a decline over the last five years. Loans, net of unearned income and deferred fees, decreased $8.7 million, or 6.1%, at December 31, 2012 compared to December 31, 2011. The real estate market continues to be soft and the credit markets have tightened substantially. In addition, we have been aggressively working through our troubled assets which has resulted in charge-offs and foreclosures, thus lowering outstanding loans. These and other factors have resulted in diminished economic activity and lower loan demand particularly in real estate related loans. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for 2012 and 2011 was 89.32% and 85.72%, respectively. In prior years, we maintained a larger loan to deposit ratio and leverage of the balance sheet. We deemed it prudent to decrease the ratio by reducing the loan portfolio thereby increasing liquidity and preserving the institution’s history of safety and soundness during these difficult economic times. As can be seen by the chart above, loans secured by real estate represent 91.02% and 90.99% of gross loans at December 31, 2012 and December 31, 2011, respectively. Franklin Bank’s loan portfolio has a large composition of real estate related loans primarily due to the markets we serve. Accordingly, the Bank took steps to reduce certain concentrations including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval.

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

In addition, we have an experienced in-house credit analyst and purchased software to assist lenders with cash flow and certain ratio analysis. We also have software to assist with the credit ratings of loans upon origination, renewal, and the receipt of new financials.

Please refer to Item 8, Financial Statements, Notes #3 and #4 for further discussion of underwriting and risk ratings of loans.

MainStreet’s variable rate loans comprise approximately 24% of our loan portfolio. Variable commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten and qualified at 1.5% of the full equity line commitment.

For the most part, MainStreet’s business activity is with customers located in its primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services.

Please refer to Item 8, Note 18, Concentrations of Credit Risk, for a detailed discussion of our concentrations of credit.

The following table shows the amount of commercial loans outstanding at December 31, 2012 and their maturity distribution.

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

Commercial	$4,114,412	$4,821,066	$1,503,695	$10,439,173
Interest rates are floating or adjustable	2,124,976	1,584,471	—	3,709,447
Interest rates are fixed or predetermined	1,989,436	3,236,595	1,503,695	6,729,726

The following table shows the amount of real estate construction loans outstanding at December 31, 2012 and their maturity distribution.

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

Real estate construction	$8,211,244	$9,441,651	$3,615,421	$21,268,316
Interest rates are floating or adjustable	945,467	2,069,956	—	3,015,423
Interest rates are fixed or predetermined	7,265,777	7,371,695	3,615,421	18,252,893

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

Net charge offs of $1,157,104 and $1,972,018 for 2012 and 2011, respectively, equated to .84% and 1.29%, respectively, of average loans outstanding, net of unearned deferred fees and costs. Gross charge offs were $1,330,151 for 2012 which was $843,894 more than the provision expense for 2012. This was due to a specific reserve of $818,572 at year end 2011. The loan loss reserve at December 31, 2012 and 2011 represented 1.93% and 2.29%, respectively, of loans, net of unearned deferred fees and costs. Refer to the provision for loan losses section of this discussion and analysis for a breakdown by loan type of nonperforming loans at December 31, 2012 and 2011, respectively. Following is a breakdown of our nonperforming assets.

	For the Periods Ended
	December 31, 2012	December 31, 2011
Nonaccrual loans and leases	$1,515,689	$7,067,722
Loans 90 days or more past due and still accruing	3,485	—
Troubled debt restructurings (not on nonaccrual)	1,305,180	1,685,658
Total nonperforming loans	2,824,354	8,753,380
Foreclosed real estate	1,441,722	3,572,518
Other foreclosed property	111,149	103,649
Total foreclosed property	1,552,871	3,676,167
Total nonperforming assets	$4,377,225	$12,429,547

At December 31, 2010, 2009, and 2008, nonaccrual loans were $7,702,343, $3,890,152, and $4,217,698, respectively. Lost interest related to impaired loans as of December 31, 2012, 2011, 2010, 2009, and 2008 was $221,579, $521,729, $282,181, $334,620, and $113,626, respectively. Interest income reflected in the 2012, 2011, 2010, 2009, and 2008 income statements related to impaired loans was $73,697, $272,445, $240,882, $203,755, and $207,346, respectively. Loans that were past due more than 90 days and still accruing at December 31, 2010, 2009, and 2008 were $1,062,174, $552,944, and $464,701, respectively. Nonaccrual loans, troubled debt restructurings and loans 90 days or more past due are considered to be our impaired loans. A specific reserve allowance was maintained against these loans at December 31, 2012 and 2011 in the amount of $292,003 and $818,572, respectively. Overall, Franklin Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans. Please refer to Item 8, Financial Statements, Note #4 for further discussions and break downs of our past due loans, nonaccrual loans, and troubled debt restructurings.

At December 31, 2012, 2011, and 2010, MainStreet had $1,441,722, $3,572,518, and $4,152,667, respectively, in other real estate, which is property acquired through foreclosure. Other real estate is carried at the lower of cost or fair market value, less selling costs, based on appraised value. Because of the regulatory environment, we worked aggressively in 2012 to sell our other real estate properties. We also have $1.2 million of our other real estate at year-end under contract. Other foreclosed assets were $111,149 and $103,649 at December 31, 2012 and 2011, respectively. There were no other foreclosed assets at December 31, 2010.

Deposits

Deposits are the largest source of funds used to support the liquidity of MainStreet and to fund our loan portfolio. The ratio of loans, net of unearned deferred costs and fees, to deposits was 89.32% and 85.72% as of December 31, 2012 and 2011, respectively. The ratio of total time deposits, including $100,000 and over, to total deposits declined to 55.97% at year end 2012, from 59.78% at December 31, 2011. Total deposits at December 31, 2012 and 2011 were $150,579,368 and $167,082,842, respectively, a decrease of $16,503,474, or 9.88%. The deposit mix was as follows:

	2012		2011
Demand deposits	$22,819,544	15.15%	$20,975,660	12.56%
Interest checking deposits	8,882,374	5.90	7,472,911	4.47
Money market deposits	19,929,905	13.24	24,651,034	14.75
Savings deposits	14,672,674	9.74	14,093,416	8.44
Time deposits $100,000 and over	36,757,507	24.41	42,776,337	25.60
Other time deposits	47,517,364	31.56	57,113,484	34.18

Total	$150,579,368	100.00%	$167,082,842	100.00%

The chart reflects that the largest component of deposits continues to be in time deposits including $100,000 and over; however these categories have declined as a whole. As a percentage of total deposits, the mix has changed somewhat over the past year. Demand deposits rose $1.8 million, or 8.79%, in 2012 compared to the prior year volume. Demand deposits are essentially considered low cost funds. As a percentage of total deposits, demand deposits also increased. This certainly had a positive impact on our overall cost of funds. Interest checking and savings deposits have all increased in dollars in comparison to the prior year and as a percentage of total deposits. As discussed above, total deposits declined $16.5 million in comparison to the prior year of which time deposits including $100,000 and over experienced a $15.6 million decline. Our strategy for deposits in 2012 continued to be to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is great in our market. This affects the availability and ultimately the pricing of deposits. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole relationship and not just certificates of deposit. We have been successful in lowering our deposit costs and maintaining liquidity. Loan demand has been soft, therefore, paralleling our strategy. The overall rate on interest bearing deposits was 1.02% and 1.32% for 2012 and 2011, respectively, a decline of 30 basis points. Our strategic plan in 2013 also includes continued lowering of our deposit costs to benefit net income. Franklin Bank attracted brokered deposits for the first time during 2009. These deposits were $5.3 million and $6.9 million, respectively, at December 31, 2012 and 2011 and included deposits through the CDARS program. The average amount and rate of deposits can be found in the Net Interest Income section of this Management’s Discussion and Analysis in the Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are shown in Part II, Item 8, Footnote #7. Demand deposits were 15.15% and 12.56% of total deposits at year end 2012 and 2011, respectively. A further increase in demand deposits would improve the net interest margin and the total rate paid on interest bearing deposits. Increasing demand deposits is a continued focus in 2013.

Borrowings

MainStreet has several sources for borrowings generally to assist with liquidity. At December 31, 2012, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at December 31, 2012 and 2011 were $100,810,587 and $103,468,835, respectively.

The Corporation has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no balances in these sweep accounts at December 31, 2012 and December 31, 2011.

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

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by federal agency and agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2012.

The following table presents information on each category of MainStreet’s borrowings.

	December 31, 2012	December 31, 2011	December 31, 2010
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$—	$—	$—
Weighted average interest rate at period end	—%	—%	—%
Maximum amount outstanding at any month-end during the period	$—	$—	$—
Average amount outstanding during the period	$55	$712	$5,479
Weighted average interest rate during period	.00%	.42%	.49%

Federal funds purchased
Amount outstanding at period end	$—	$—	$—
Weighted average interest rate at period end	—%	—%	—%
Maximum amount outstanding at any month-end during the period	$—	$—	$—
Average amount outstanding during the period	$164	$603	$5,781
Weighted average interest rate during period	1.22%	.33%	.71%

Repurchase agreements
Amount outstanding at period end	$6,000,000	$13,500,000	$13,500,000
Weighted average interest rate at period end	3.57%	3.93%	3.93%
Maximum amount outstanding at any month-end during the period	$13,500,000	$13,500,000	$13,500,000
Average amount outstanding during the period	$11,348,361	$13,500,000	$13,500,000
Weighted average interest rate during the period	3.94%	3.99%	3.99%

Corporate Cash Management
Amount outstanding at period end	$—	$—	$—
Weighted average interest rate at period end	—%	—%	—%
Maximum amount outstanding at any month-end during the period	$—	$—	$—
Average amount outstanding during the period	$—	$—	$—
Weighted average interest rate during the period	—%	—%	—%

Shareholders’ Equity

Total shareholders’ equity was $24,250,373, $22,240,789, and $22,089,467 at December 31, 2012, 2011 and 2010, respectively. Average shareholders’ equity to average assets was 11.78%, 10.67%, and 9.99% for 2012, 2011, and 2010, respectively. Book value per share was $14.15, $12.98, and $12.89 at December 31, 2012, 2011, and 2010, respectively.

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

The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain certain capital ratios. Failure to meet capital ratios can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of the bank to grow other assets. The required level of capital can also be affected by earnings, asset quality and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three-year capital program which, among other things, requires Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at December 31, 2012 and 2011 in the current economic circumstances, capital resources continue to be a focus for the Corporation. Tier I capital to average assets, Tier I risk based and Tier II risk based for the Corporation were 13.02%, 18.15%, and 19.41%, respectively. See Note 15 to the financial statements for capital ratios. Should it be necessary or appropriate to obtain additional capital, then current shareholders could suffer dilution.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. MainStreet’s material off-balance sheet obligations are loan commitments that were $15,726,309 and $18,556,714, respectively at December 31, 2012 and 2011. MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, overnight federal funds sold, securities available-for-sale, and loan repayments. MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”). At December 31, 2012 and December 31, 2011, we had available credit from borrowings in the amount of $47,521,700 and $45,091,542, respectively. MainStreet’s ratio of liquid assets to total liabilities at December 31, 2012, December 31, 2011 and December 31, 2010 was 22.28%, 19.17%, and 14.93%, respectively. As can be seen from the ratios, liquidity has continued to be strong and has increased over the last three years due to strategies implemented. Deposits provide the basic core for our liquidity. As discussed previously, our deposits declined $16.5 million at December 31, 2012 compared to December 31, 2011. Pricing in our market continues to be competitive. As a company, one of our strategies for 2012 was to lower deposit costs. In doing this, we have lost some deposits. Loan demand in 2012 was soft which worked well with our strategy to lower deposits. We have accomplished this and have increased our liquidity percentages at the same time. We have managed these levels and continue to do so as we work towards lowering our deposits costs in 2013.

In addition to the borrowing facilities, MainStreet has continuing relationships with several entities allowing for the gathering of brokered deposits. We are also a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide our depositors with up to $50 million dollars in FDIC insurance. We receive the deposits and forward them to CDARS and we receive deposits back if wanted. The send and receive transaction is called a reciprocal transaction. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. Based upon our IDC rating, we are not eligible to conduct one-way buy transactions. CDARS deposits are also considered brokered deposits. Franklin Bank has accepted brokered deposits in the amount of $5.3 million as of December 31, 2012 which was 3.5% of total deposits. We are restricted by our Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At December 31, 2012, this would allow us to gather an additional $17.4 million in brokered deposits. Franklin Bank continues to be a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At December 31, 2012, Franklin Bank had $5.5 million in internet certificates of deposit. We have set policy limits on the amount of internet certificates of deposit that we can gather. According to our policy, we would be able to accept an additional $21.9 million at December 31, 2012.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. MainStreet utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300 and 400 basis point interest rate environment, as applicable. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the then current level prime rate of 3.25% at December 31, 2012 in a rising and declining 100, 200, 300 and 400, basis point interest rate environment; as applicable:

Net Interest Income Percentage Change From Level Rates
Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	10.00%	17.00%
+300 bp	6.25	7.00	13.00
+200 bp	5.25	5.00	8.00
+100 bp	4.25	2.00	4.00
-100 bp	2.25	0.00	0.00
-200 bp	1.25	-1.00	-3.00
-300 bp	0.25	-2.00	-5.00

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

Recent Accounting Developments

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should have been applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance did not change the items that must be reported in OCI. The Corporation adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Corporation does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Corporation is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

MainStreet BankShares, Inc.

Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 15, 2013

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$3,076,535	$2,767,395
Interest-bearing deposits in banks	11,546,938	17,091,438
Federal funds sold	9,414,880	10,612,680
Total Cash and Cash Equivalents	24,038,353	30,471,513
Securities available-for-sale, at fair value	18,836,561	21,199,884
Restricted equity securities	741,000	830,000
Loans held for sale	432,000	—

Loans:
Total Gross Loans	134,414,366	143,134,494
Unearned deferred fees and costs, net	78,300	89,510
Loans, net of unearned deferred fees and costs	134,492,666	143,224,004
Less: Allowance for loan losses	(2,602,098)	(3,272,945)
Net Loans	131,890,568	139,951,059
Bank premises and equipment, net	1,566,987	1,654,496
Accrued interest receivable	552,402	547,905
Bank owned life insurance	1,061,440	3,049,696
Other real estate, net of valuation allowance	1,441,722	3,572,518
Other assets	2,549,955	2,578,240
Total Assets	$183,110,988	$203,855,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$22,819,544	$20,975,660
Interest bearing deposits	127,759,824	146,107,182
Total Deposits	150,579,368	167,082,842

Repurchase agreements	6,000,000	13,500,000
Accrued interest payable and other liabilities	2,281,247	1,031,680

Total Liabilities	158,860,615	181,614,522

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares in 2012 and 2011, respectively	17,866,890	17,866,890
Retained earnings	5,956,926	3,986,150
Accumulated other comprehensive income	426,557	387,749

Total Shareholders’ Equity	24,250,373	22,240,789

Total Liabilities and Shareholders’ Equity	$183,110,988	$203,855,311

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Interest and Dividend Income:
Interest and fees on loans	$7,789,813	$8,609,255
Interest on interest-bearing deposits	29,526	25,757
Interest on federal funds sold	12,634	11,497
Interest on securities available-for-sale:
Taxable	468,374	753,407
Nontaxable	56,838	2,029
Dividends on restricted equity securities	32,098	30,280

Total Interest and Dividend Income	8,389,283	9,432,225

Interest Expense:
Interest on deposits	1,372,567	1,992,204
Interest on short-term borrowings	2	5
Interest on repurchase agreements	447,233	538,071

Total Interest Expense	1,819,802	2,530,280

Net Interest Income	6,569,481	6,901,945
Provision for loan losses	486,257	1,660,783

Net Interest Income After Provision for Loan Losses	6,083,224	5,241,162

Noninterest Income:
Service charges on deposit accounts	261,487	288,724
Mortgage commission	239,565	171,727
Electronic card fees	179,443	160,429
Investment fee income	185,780	140,758
Income on bank owned life insurance	2,494,285	110,106
Gain on sale of securities available-for-sale	1,848	116,734
Other fee income and miscellaneous income	118,359	101,879
Total Noninterest Income	3,480,767	1,090,357

Noninterest Expense:
Salaries and employee benefits	2,727,946	2,686,338
Supplemental executive retirement plan	1,097,227	121,647
Occupancy and equipment expense	791,736	850,647
Professional fees	262,633	245,677
Outside processing	494,235	433,004
FDIC assessment	253,874	293,337
Franchise tax	199,587	167,500
Regulatory examination fees	109,559	111,332
Other real estate and repossessions	1,429,254	1,224,894
Other expenses	532,110	483,943
Total Noninterest Expense	7,898,161	6,618,319

Net Income (Loss) Before Tax	$1,665,830	$(286,800)
Income Tax Benefit	(304,946)	(140,355)
Net Income (Loss)	$1,970,776	$(146,445)

Basic Net Income (Loss) Per Common Share	$1.15	$(.09)
Diluted Net Income (Loss) Per Common Share	$1.15	$(.09)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Net Income (Loss)	$1,970,776	$(146,445)
Other Comprehensive Income:
Net unrealized holding gains on securities available for
sale during the period	37,218	555,422
Deferred income tax expense on unrealized holding gains on securities available for sale	(12,653)	(188,844)
Less reclassification adjustments for gains included in net income	(1,848)	(116,734)
Tax related to realized gain on securities sold	628	39,690
Change in actuarial gain on benefit plan	23,429	12,474
Deferred income tax expense on actuarial gain	(7,966)	(4,241)

Other Comprehensive Income	38,808	297,767
Total Comprehensive Income	$2,009,584	$151,322

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number Of Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2010	1,713,375	$17,866,890	$4,132,595	$89,982	$22,089,467

Comprehensive Income:

Net loss	—	—	(146,445)	—	(146,445)

Other comprehensive income, net of taxes	—	—	—	297,767	297,767

Balance at December 31, 2011	1,713,375	$17,866,890	$3,986,150	$387,749	$22,240,789

Comprehensive Income:

Net income	—	—	1,970,776	—	1,970,776

Other comprehensive income, net of taxes	—	—	—	38,808	38,808

Balance at December 31, 2012	1,713,375	$17,866,890	$5,956,926	$426,557	$24,250,373

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Cash Flows From Operating Activities:
Net income (loss) from operations	$1,970,776	$(146,445)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Provision for loan losses	486,257	1,660,783
Depreciation and amortization	179,512	209,718
Amortization of discounts and premiums, net	201,223	159,390
Gain on sale of securities	(1,848)	(116,734)
Loss and impairment on other real estate owned and repossessions	1,314,015	1,139,172
Loss on disposal of fixed assets	5,767	—
Deferred tax expense (benefit)	(438,135)	53,182
Change in loans held for sale	(432,000)
(Increase) decrease in accrued interest receivable	(4,497)	177,356
Decrease in other assets	453,929	163,131
Increase in value of BOLI	(2,494,285)	(110,106)
Change in reserve for unfunded lending commitments	22,725	—
Increase in executive retirement plan accrual	1,089,065	109,173
Increase (decrease) in accrued interest payable and other liabilities	161,206	(136,993)
Net cash provided by operating activities	2,513,710	3,161,627
Cash Flows From Investing Activities:
Purchases of furniture, fixtures, and equipment	(97,770)	(52,541)
Purchases of securities available-for-sale	(9,862,042)	(3,361,486)
Purchases of restricted equity securities	(500)	—
Redemption of restricted equity securities	89,500	166,600
Calls/maturities/repayments of securities available-for-sale	12,061,360	8,020,623
Proceeds from sale of securities	—	1,591,538
Capital improvements to other real estate owned	—	(277,372)
Proceeds from sale of other real estate owned and repossessions	4,165,523	4,933,631
Proceeds from life insurance	4,482,541	—
Loan originations and principal collections, net	4,217,992	8,314,668
Net cash provided by investing activities	15,056,604	19,335,661
Cash Flows From Financing Activities:
Increase in non-interest bearing deposits	1,843,884	1,618,282
Decrease in interest bearing deposits	(18,347,358)	(12,409,404)
Repayment of repurchase agreement	(7,500,000)	—
Net cash used in financing activities	(24,003,474)	(10,791,122)
Net increase (decrease) in cash and cash equivalents	(6,433,160)	11,706,166
Cash and cash equivalents at beginning of year	$30,471,513	$18,765,347
Cash and cash equivalents at end of year	$24,038,353	$30,471,513
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,869,277	$2,644,065
Cash paid during the period for taxes	$45,000	$—
Unrealized gain on securities available for sale	$35,370	$438,688
Charge in actuarial gain on benefit plan	$23,429	$12,474
Transfer of loans to other real estate and other assets	$3,356,242	$5,314,131

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 – Summary of Accounting Policies

(a)	General

MainStreet BankShares, Inc. (the “Corporation”, “MainStreet”, or “BankShares”), was incorporated in Virginia on January 14, 1999. The Corporation was primarily organized to serve as a bank holding company. Its first wholly-owned subsidiary was located in Martinsville, Virginia and was sold on March 23, 2005. In 2002, MainStreet organized a second bank subsidiary, Franklin Community Bank, National Association (“Franklin Bank”). On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc., for the sole purpose of owning the real estate of the Corporation. When MainStreet sold its first banking subsidiary, the capital was redeployed to Franklin Bank.

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

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security, whether it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, and whether the Corporation expects to recover the security’s entire amortized cost basis.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(e)	Loans

The recorded investment in loans represents the customers unpaid principal balances, net of partial charge-offs and unearned deferred fees and costs. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. Past due status on all loans is recognized and determined based on contractual terms. It is the Corporation’s policy to discontinue the accrual of interest on all loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Generally, all payments for all loans on nonaccrual status are applied as a principal reduction until the principal is satisfied. As a general rule, a nonaccrual loan may be restored to accrual status when none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest. If any interest payments received while the loan was in nonaccrual status were applied to reduce the recorded investment in the loan, the application of these payments to the loan’s recorded investment is not reversed (and interest income is not credited) when the loan is returned to accrual status. The Company must have received repayment of the past due principal and interest unless the asset has been formally restructured and qualifies for accrual status or the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is past due and in nonaccrual status, even though the loan has not been brought fully current, and the following two criteria are met: 1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and, 2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms involving payments of cash or cash equivalents. A loan that meets these two criteria may be restored to accrual status but must continue to be disclosed as past due if all arrearages have not been paid.

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans. BankShares considers a loan to be impaired when, based upon current information and events, it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement. Included in our analysis of impaired loans are loans 90 days or more past due and still accruing, nonaccrual loans and troubled debt restructurings. BankShares evaluates its impaired loans and troubled debt restructurings on an individual basis. For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan’s collateral properties. For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans are included in the provision for loan losses.

(f)	Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. Total troubled debt restructurings at December 31, 2012 and 2011were $2.2 million and $3.7 million, respectively.

(g)	Loan Fees and Costs

Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(h)	Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) losses are accrued when they are probable of occurring and are capable of estimation and (ii) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. As part of this process management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend. These are generally grouped by loan segments. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are described above. A specific reserve is then allocated for the amount of the impairment. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) commercial and industrial loans not secured by real estate; 2) construction and land development loans; 3) residential 1-4 family first liens; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer or loans to individuals. Historical loss is calculated based on a three-year average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrowers living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality, impact and effects of defined credit concentrations.

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

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure. Any losses at this point in time are charged against the allowance for loan losses. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions. These write-downs are recorded in the consolidated statement of operations.

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

December 31, 2012 and 2011

(k)	Stock Options and Warrants

MainStreet recognizes compensation cost relating to share-based payment transactions in accordance with generally accepted accounting principles. That cost is measured based on the fair value of the equity or liability instruments issued. The expense measures the cost of employee services received in exchange for the award based on the grant-date fair value of the award and recognizes the cost over the period the employee is required to provide services for the award. MainStreet recorded no compensation cost for the years ended December 31, 2012 and December 31, 2011. Additional disclosures required are included in Note 14 to the consolidated financial statements herein.

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

(m)	Net Income (Loss) Per Common Share

ASC 260, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculation. Basic income (loss) per common share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. Please refer to Note 11 for detailed information on net income (loss) per common share for the years ending December 31, 2012 and 2011, respectively. Please refer to Note 14 for detailed information on stock options for the years ending December 31, 2012 and 2011, respectively.

(n)	Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income are components of comprehensive income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(o)	Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(p)	Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $62,301 and $48,906 for 2012 and 2011, respectively.

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

(r)	Loans Held for Sale

The Corporation accounts for new originations of prime residential mortgage loans held for sale at fair value. The Corporation accounts for the derivatives used to economically hedge the loans held for sale at fair value. Income from the sale of these mortgage loans is included in mortgage commissions.

(s)	Reclassifications

Certain reclassifications have been made to prior period balances to conform to current year provisions.

(t)	Use of Estimates

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2012 and 2011 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2012
	Amortized	Gross Unrealized	Gross Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$1,464,102	$7,671	$—	$1,471,773
Mortgage backed securities	12,130,273	507,264	—	12,637,537
States and political subdivisions	4,681,671	53,683	(8,103)	4,727,251

Total securities available-for-sale	$18,276,046	$568,618	$(8,103)	$18,836,561

	2011
	Amortized	Gross Unrealized	Gross Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$2,804,763	$7,497	$(1,478)	$2,810,782
Mortgage backed securities	16,758,613	496,577	—	17,255,190
States and political subdivisions	1,111,363	22,549	—	1,133,912

Total securities available-for-sale	$20,674,739	$526,623	$(1,478)	$21,199,884

All of our mortgage backed securities are either guaranteed by U. S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available-for-sale at December 31, 2012, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$—	$—
Due after one year but within five years	—	—
Due after five years but within ten years	7,011,852	7,104,269
Due after ten years	11,264,194	11,732,292

	$18,276,046	$18,836,561

There were gross gains of $1,848 and $116,734 and no losses recorded on sales and calls of securities available for sale during the years ended December 31, 2012 and 2011, respectively.

Securities available-for-sale with carrying values approximating $6,865,968 and $15,802,309 at December 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Following demonstrates the unrealized loss position of securities available for sale at December 31, 2012 and 2011.

			December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)
Total temporarily impaired securities	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)

			December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)
Total temporarily impaired securities	$2,248,523	$(1,478)	$—	$—	$2,248,523	$(1,478)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At December 31, 2012, $1.2 million of securities had unrealized losses and at December 31, 2011, $2.2 million of securities had unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at December 31, 2012 and December 31, 2011.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at December 31, 2012 and December 31, 2011. Federal Home Loan Bank (“FHLB”) stock makes up the remainder of the balance in restricted equity securities and totaled $305,900 and $394,900 at December 31, 2012 and 2011, respectively. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at December 31, 2012 and 2011 are as follows:

	2012	2011
Commercial	$10,439,173	$11,061,471
Real Estate:
Construction and land development	21,268,316	26,102,914
Residential 1-4 families
First liens	35,490,285	37,735,618
Junior liens	7,633,851	8,486,594
Home Equity lines	6,093,783	7,639,785
Commercial real estate	51,861,252	50,272,002
Consumer	1,627,706	1,836,110
Total Gross Loans	134,414,366	143,134,494
Unearned fees and costs, net	78,300	89,510
Recorded Investment	$134,492,666	$143,224,004

Overdrafts reclassified to loans at December 31, 2012 and 2011 were $5,287 and $4,916, respectively.

Loan Origination/Risk Management: Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by account officers for the purpose of making sound and prudent credit decisions. Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss. Each credit decision is based on merit and no other factors. Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of the Corporation’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment. A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, adversely risk rated, and credit concentrations. The portfolio is constantly reviewed based on segments of concern, past due status, extension of credits along with stress testing the portfolio’s collateral values and debt service coverage for a significant portion of loans within defined loan concentrations. Annually, a loan review plan is developed to identify and mitigate potential weakness in the loan portfolio. Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist. The developed plan is presented to the Loan Committee of Franklin Bank’s Board of Directors each year for approval. Review segments vary from year to year to ensure a complete cycle of all significant loan product types. Results of each review segment are communicated to the Loan Committee of the Board of Directors with a response from the Bank’s Senior Lender or Head of Retail lending depending on the product type reviewed.

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

Construction & Land Development: Emphasis is placed on the estimated absorption period of the project based on the intimate knowledge of local demand and geographic concentrations by appraisers and account officers. Projects are monitored by Franklin Bank’s in-house construction inspector to ensure adherence to project specifications and timely completion. Loan to values are manually tracked to ensure conforming collateral coverage is maintained throughout the development phase. Interest carry abilities are determined by analyzing global cash flow and available liquidity. Due to the complex nature of loans for speculative housing and speculative lots, requests are underwritten by Franklin Bank’s business lending group. Terms at origination for speculative lot loans are based on collateral margins and on qualifying the borrower to policy requirements based on a ten year amortization period. Speculative housing terms generally are held to eighteen months with allowance made for substantial curtailments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Commercial Real Estate: Loans are generally underwritten based on verified income or cash flow to ensure a global debt service coverage ratio of at least 1.25. In general, collateral margin is determined based on appraisal or evaluation market value not to exceed 80 percent of appraised market value or cost, whichever is less. All properties receive proper environmental due diligence prior to funding of the credit. Account officers perform and document a market analysis which may include data on competing businesses and projects. When applicable, market analysis data may be obtained from independent sources. Cash flows and collateral margins are appropriately stress tested. Terms generally range from five to fifteen years, however, may be longer based on approval from Franklin Bank’s President and Chief Credit Officer.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Balance at beginning of year	$3,272,945	$3,584,180
Provision for loan losses	486,257	1,660,783
Losses charged to allowance	(1,330,151)	(2,143,502)
Recoveries credited to allowance	173,047	171,484
Balance at end of year	$2,602,098	$3,272,945

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2012 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(186)	(257,796)	(911,535)	(143,849)	—	—	(16,785)	—	(1,330,151)
Recoveries	1,842	8,377	134,305	11,525	3,374	—	13,624	—	173,047
Provision	(48,311)	113,793	378,759	92,362	(13,545)	(84,686)	2,995	44,890	486,257
Ending Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2011 is as follows:

		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$138,449	$1,086,183	$1,065,683	$243,526	$217,063	$793,308	$39,968	$—	$3,584,180
Charge-offs	(482,651)	(922,440)	(311,265)	(164,907)	(34,745)	(205,824)	(21,670)	—	(2,143,502)
Recoveries	32,312	62,883	62,755	1,232	—	—	12,302	—	171,484
Provision	466,881	676,018	282,966	94,958	(83,736)	237,275	(18,689)	5,110	1,660,783
Ending Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A breakdown of the allowance for loan losses and the recorded investment in loans by individually and collectively evaluated for impairment at December 31, 2012 is shown below.

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually
evaluated for
impairment	$—	$268,850	$23,122	$31	$—	$—	$—	$—	$292,003

Ending Balance:
Collectively
evaluated for
impairment	108,336	498,168	678,546	134,816	88,411	740,073	11,745	50,000	2,310,095

	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually
evaluated for
impairment	$212,738	$1,100,584	$938,556	$225,669	$—	$346,807	$—	$2,824,354

Ending Balance:
Collectively
evaluated for
impairment	10,226,435	20,167,732	34,551,729	7,408,182	6,093,783	51,514,445	1,627,706	131,590,012

	$10,439,173	$21,268,316	$35,490,285	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

An age analysis of past due loans as of December 31, 2012 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$1,612	$—	$—	$1,612	$10,437,561	$10,439,173	$—	$—
Real Estate:
Construction and land development	338,195	88,022	364,099	790,316	20,478,000	21,268,316	3,485	447,542
Residential 1-4 Families
First Liens	751,946	—	291,682	1,043,628	34,446,657	35,490,285	—	938,556
Junior Liens	19,000	—	128,905	147,905	7,485,946	7,633,851	—	129,591
Home Equity lines	—	—	—	—	6,093,783	6,093,783	—	—
Commercial Real Estate	329,921	—	—	329,921	51,531,331	51,861,252	—	—
Consumer	4,262	—	—	4,262	1,623,444	1,627,706	—	—

	$1,444,936	$88,022	$784,686	$2,317,644	$132,096,722	$134,414,366	$3,485	$1,515,689

An age analysis of past due loans as of December 31, 2011 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$150,390	$4,287	$88,350	$243,027	$10,818,444	$11,061,471	$—	$104,579
Real Estate:
Construction and land development	52,406	43,274	1,526,501	1,622,181	24,480,733	26,102,914	—	1,624,238
Residential 1-4 Families
First Liens	836,919	1,674,264	2,689,459	5,200,642	32,534,976	37,735,618	—	4,852,061
Junior Liens	208,807	—	—	208,807	8,277,787	8,486,594	—	156,490
Home Equity lines	26,773	—	—	26,773	7,613,012	7,639,785	—	131,439
Commercial Real Estate	—	—	148,221	148,221	50,123,781	50,272,002	—	148,221
Consumer	2,103	—	—	2,103	1,834,007	1,836,110	—	50,694

	$1,277,398	$1,721,825	$4,452,531	$7,451,754	$135,682,740	$143,134,494	$—	$7,067,722

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Impaired loans at December 31, 2012 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$212,738	$—	$212,738	$—	$170,618	$14,359
Real Estate:
Construction and land development	1,345,286	268,850	831,735	268,850	1,044,368	17,765
Residential 1-4 Families
First Liens	943,996	238,722	699,833	23,122	2,700,973	17,067
Junior Liens	229,886	52,031	173,638	31	390,654	10,898
Home Equity lines	—	—	—	—	77,775	—
Commercial Real Estate	346,807	—	346,807	—	1,259,284	13,608
Consumer	—	—	—	—	20,098	—

	$3,078,713	$559,603	$2,264,751	$292,003	$5,663,770	$73,697

Impaired loans at December 31, 2011 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$170,080	$36,388	$100,292	$2,075	$327,051	$593
Real Estate:
Construction and land development	1,664,551	1,263,551	360,687	292,323	2,163,855	24,174
Residential 1-4 Families
First Liens	4,901,815	2,474,255	2,377,806	413,354	3,618,240	122,856
Junior Liens	424,795	—	424,795	—	570,365	15,383
Home Equity lines	163,703	—	131,439	—	177,972	3,520
Commercial Real Estate	1,533,473	1,385,252	148,221	110,820	809,181	105,266
Consumer	142,188	—	50,694	—	56,639	653

	$9,000,605	$5,159,446	$3,593,934	$818,572	$7,723,303	$272,445

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Impaired loans on nonaccrual were $1,515,689 and $7,067,722 at December 31, 2012 and December 31, 2011, respectively. The average balance for impaired loans was approximately $5,663,770 and $7,723,303 for the years ending December 31, 2012 and December 31, 2011, respectively. Of the impaired loans at December 31, 2012, $559,603 had specific reserves of $292,003 included in the allowance for loan losses and $188,220 had portions of the loan charged off. Of the impaired loans at December 31, 2011, $5,159,446 had specific reserves of $818,572 included in the allowance for loan losses and an additional $526,948 had portions of the loan charged off. Following is a breakdown of the interest for impaired loans for the years ending December 31, 2012 and 2011, respectively.

	December 2012	December 2011
Interest that would have been earned	$295,276	$794,174
Interest reflected in income	73,697	272,445
Lost interest	$221,579	$521,729

All interest in income on impaired loans had been received in 2012 and 2011. No additional interest was reflected in income for 2012 and 2011 on impaired loans.

At December 31, 2012 and December 31, 2011, the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,305,180 and $1,685,658, respectively. These loans did not have any additional commitments at December 31, 2012 and December 31, 2011, respectively. Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at December 31, 2012 and December 31, 2011, respectively. Troubled debt restructurings are included in the impaired loan disclosures.

Of the December 31, 2012 balance of $1,418,929 in troubled debt restructurings modified during the year ended December 31, 2012, $238,722 are on nonaccrual and are also included in the nonaccrual loan disclosures. For the period ended December 31, 2012, below describes the troubled debt restructurings at the time of modification:

	Pre-Modification		Post-Modification
	Number		Number
	of Loans	Balance	of Loans	Balance
Commercial	2	$183,842	2	$183,842
Real Estate:
Construction and land development	3	683,410	3	689,954
Residential 1-4 families:
First liens	1	239,036	1	239,036
Junior liens	—	—	—	—
Home Equity Lines	—	—	—	—
Commercial Real Estate	1	354,156	1	354,156
Consumer	—	—	—	—
	7	$1,460,444	7	$1,466,988

One of the commercial loans restructured was a renewal of an existing loan for a short period of time to allow the borrower to come up with an action plan. The borrower’s debt service ratio had declined moving the credit to a criticized asset. The second commercial loan was restructured to interest only to lower the payment to allow the borrower time to receive their inheritance. The first construction and land development loan was the renewal of a criticized credit for a short term to allow the borrower to sell assets. The second construction and land development loan was restructured to obtain additional collateral and reduce impairment. The third construction and land development loan was restructured to give the borrower additional time to have an auction in the spring to sell properties. The loan was modified to interest only. The residential 1-4 family loan was modified to gain additional collateral and allow the borrower to improve cash flow. The commercial real estate loan was the restructure of a stale line of credit into an amortizing loan of a criticized asset.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Of the credits modified during 2012, none have defaulted during the past twelve months. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

Of the December 31, 2011 balance of $1,965,318 in troubled debt restructurings modified during the year ended December 31, 2011, $279,660 are on nonaccrual and are also included in the nonaccrual loan disclosures. For the period ended December 31, 2011, below describes the troubled debt restructurings at the time of modification:

	Pre-Modification		Post-Modification
	Number		Number
	of Loans	Balance	of Loans	Balance
Commercial	1	$34,940	1	$34,940
Real Estate:
Construction and land development	—	—	—	—
Residential 1-4 families:
First liens	—	—	—	—
Junior liens	3	616,249	3	272,921
Home Equity Lines	1	165,744	1	133,480
Commercial Real Estate	3	1,535,647	3	1,535,647
Consumer	—	—	—	—
	8	$2,352,580	8	$1,976,988

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

The table below details the troubled debt restructurings that originated in 2011 and subsequently defaulted.

2011
Number
	of Loans	Balance
Commercial	—	$—
Real Estate:
Construction and land development	—	—
Residential 1-4 families:
First liens	—	—
Junior liens	—	—
Home Equity Lines	—	—
Commercial Real Estate	1	148,221
Consumer	—	—
	1	$148,221

Of the credits modified during 2011, one commercial real estate loan totaling $148,221 has defaulted during the past twelve months. The loan was individually evaluated for impairment at year end. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The tables below represent the balances in the risk rating categories at December 31, 2012 and 2011.

December 31, 2012

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Totals by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,077,178	$18,038,151	$32,046,560	$6,719,907	$5,984,847	$45,339,487	$1,624,080	$119,830,210
Special Mention	169,616	658,199	943,993	228,364	—	4,014,141	—	6,014,313
Substandard	192,379	2,571,966	2,261,010	685,580	108,936	2,507,624	3,626	8,331,121
Doubtful	—	—	238,722	—	—	—	—	238,722
Loss	—	—	—	—	—	—	—	—

	$10,439,173	$21,268,316	$35,490,285	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

December 31, 2011

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Totals by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,869,976	$21,364,943	$30,016,743	$7,251,555	$7,486,498	$43,885,034	$1,782,754	$121,657,503
Special Mention	878,058	1,067,783	492,941	—	—	1,611,592	—	4,050,374
Substandard	312,325	3,377,865	6,812,580	1,235,039	153,287	4,775,376	53,356	16,719,828
Doubtful	1,112	292,323	413,354	—	—	—	—	706,789
Loss	—	—	—	—	—	—	—	—

	$11,061,471	$26,102,914	$37,735,618	$8,486,594	$7,639,785	$50,272,002	$1,836,110	$143,134,494

Note 5 – Related Party Loans

Directors, executive officers and related interests provide the Corporation with business and many are among its significant depositors and borrowers. Total amounts outstanding at December 31, 2012 and 2011 for all such loans are summarized below:

	2012	2011
Balance at beginning of year	$11,164,683	$11,714,823
Additions	9,419,490	10,140,995
Payments	(9,707,315)	(10,691,135)
Balance at end of year	$10,876,858	$11,164,683

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features. Total unfunded commitments to related persons were $2,281,956 and $3,378,002 at December 31, 2012 and 2011, respectively.

Note 6 – Bank premises and Equipment

Bank premises and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011
Buildings and land	$1,306,410	$1,306,410
Furniture and equipment	1,408,707	1,317,906
Computer software	256,741	249,773
Leasehold improvements	402,638	425,865
Automobiles	20,284	20,284
	3,394,780	3,320,238
Accumulated depreciation and amortization	(1,827,793)	(1,665,742)
Bank premises and equipment, net	$1,566,987	$1,654,496

Depreciation expense was $179,512 and $209,718 for 2012 and 2011, respectively.

Note 7 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2012 are as follows:

	2012
	Time Deposits
	$100,000 and Over	Other Time Deposits

2013	$21,243,138	$30,160,216
2014	7,485,064	6,993,797
2015	3,900,000	5,955,368
2016	2,929,676	2,387,172
2017	1,199,629	2,020,031
2018	—	780
Total	$36,757,507	$47,517,364

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2012 and 2011 were $7,053,010 and $7,129,598, respectively. Brokered deposits totaled $5.3 million and $6.9 million at December 31, 2012 and 2011, respectively.

Note 8 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at December 31, 2012 and December 31, 2011.

There were no overnight federal funds purchased at December 31, 2012 and December 31, 2011.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at December 31, 2012 and December 31, 2011.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 9 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Citigroup Global Markets, Inc. (“CGMI”) in the amount of $7,500,000 on September 18, 2007. The repurchase date was September 18, 2012. The interest rate was fixed at 4.22% until maturity or until it was called. Beginning September 18, 2008, the repurchase agreement became callable by CGMI and could have been called quarterly with two business days prior notice. Interest was payable quarterly. The repurchase agreement was collateralized by agency mortgage backed securities.

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date is January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Beginning January 2, 2009 the repurchase agreement became callable and can be called quarterly with two business days prior notice. Interest is payable quarterly. The repurchase agreement is collateralized by agency mortgage backed securities. The interest rate remained at 3.57% at December 31, 2012.

Note 10 – Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Corporation is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2012	2011
Current expense (benefit)	$133,189	$(193,537)
Deferred tax expense (benefit)	(438,135)	53,182
Income tax benefit	$(304,946)	$(140,355)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2012	2011
Computed at the expected federal statutory rate	$566,382	$(97,512)
Nondeductible meals & entertainment	1,020	959
Bank owned life insurance	(848,057)	(37,436)
Tax exempt loan interest	(7,396)	(5,797)
Tax exempt securities income	(16,895)	(569)
Income tax benefit	$(304,946)	$(140,355)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The components of deferred tax assets and liabilities are as follows:

	2012	2011
Allowance for loan losses	$565,904	$836,020
SERP accrual	571,567	193,319
Alternative minimum tax carry forward	295,543	—
Interest on nonaccrual loans	82,557	140,694
Charitable Contributions	17,856	12,160
Other	16,499	5,558
Unrealized losses on other real estate	140,065	80,179
Deferred tax assets	1,689,991	1,267,930

Prepaid service contracts and insurance	31,691	34,541
Depreciation and amortization	62,999	76,841
Unrealized gain on securities available-for-sale	190,575	178,549
Other	38,222	29,638
Deferred tax liabilities	323,487	319,569
Net deferred tax assets	$1,366,504	$948,361

Note 11 – Net Income (Loss) Per Common Share

The following table shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2012		2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Earnings (loss) per common share, basic	1,713,375	$1.15	1,713,375	$(.09)

Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per common share, diluted	1,713,375	$1.15	1,713,375	$(.09)

In 2012 and 2011, stock options representing 161,272 shares were not included in the calculation of earnings per share because they would have been antidilutive.

Note 12 - Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management. BankShares has a 401-K plan which provides for contributions by employees and a matching contribution by the Company. Total 401-K match expense was $71,197 and $72,171 for the years ended December 31, 2012 and 2011, respectively.

In addition, MainStreet has supplemental retirement benefits provided to its executive officers under a supplemental executive retirement plan (“SERP”) executed in 2007. Although technically unfunded, a Rabbi Trust and insurance policies on the lives of the covered executives are available to finance future benefits. The Bank is the owner and beneficiary of these policies. The expense for 2012 and 2011 was $1,097,227 and $121,647, respectively. Total expected expense for 2013 is $120,720. The following were significant actuarial assumptions used to determine benefit obligations:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.25%
Assumed rate of annual compensation increases	3.50	4.50

	December 31, 2012	December 31, 2011

Changes in Projected Benefit Obligation
Projected benefit obligation January 1,	$506,232	$397,059
Service cost	1,023,743	101,804
Interest cost	78,842	23,790
Prior gain amortized	(5,358)	(3,947)
Actuarial gain	(8,162)	(12,474)
Benefits paid	—	—
Projected benefit obligation, December 31	$1,595,297	$506,232

The SERP liability, equal to the projected benefit obligation above, is included in other liabilities on the Corporation’s consolidated balance sheet.

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial gains	$70,517	$62,354
Deferred income tax liability	(23,976)	(21,200)
	$46,541	$41,154

Components of Net Periodic Benefit Cost
Service cost	$1,023,743	$101,804
Interest cost	78,842	23,790
Actuarial gains	(5,358)	(3,947)
Net Periodic Benefit Cost	$1,097,227	$121,647

Other Pre-tax Changes in Benefit Obligations Recognized in Other Comprehensive Income
Actuarial gains	$(8,162)	$(12,474)

Total Pre-tax Amounts Recognized in Net Periodic
Cost and Other Comprehensive Income	$1,089,065	$109,173

The SERP is designed to provide 65% of final average five years base salary less the social security contribution. The SERP has certain provisions for early retirement, death benefits and disability. Upon the death of Larry A. Heaton in December 2012, his beneficiary began receiving payments in 2013. These payments will be made over 15 years continuing through January 2027. Brenda H. Smith is scheduled to begin receiving benefit payments in 2025.

Note 13 – Leases and Commitments

The Corporation has a lease agreement for its facility in Martinsville, Virginia. MainStreet’s executive office and operations area lease, which commenced on November 19, 2010, is for 7,900 square feet of space located at 1075 Spruce Street in Martinsville, Virginia. The lease will expire November 30, 2015.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace. The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners. The lease is for a 15-year period and the expiration date of the lease is June 30, 2018. The lease payment mirrors the loan payment plus an 8% return on investment to the owner. One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares. A banking office, Westlake Branch, of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia. The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner. The lease commenced on April 7, 2004 and will expire April 6, 2019. The lease payment mirrors the loan payment plus an 8% return on investment to the owner. Franklin Bank’s 220 North banking office was located at 35 Shepherd Drive, Rocky Mount, Virginia. A director of Franklin Bank was a partner in the ownership of the facility. The lease commenced June 1, 2007 and expired June 1, 2012. This banking office was closed effective November 13, 2010; however, the lease remained in effect until its maturity and had a sublease until then. Franklin Bank purchased the building at the maturity of the lease and assigned the purchase to another buyer who was a director of both the Corporation and Franklin Bank.

In addition to the leases for office space, the Corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $356,000 and $364,000 for the years ended December 31, 2012 and 2011, respectively. Future rental payments under non-cancelable operating leases approximate $354,000, $360,000, $357,000, $320,000 and $320,000 for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively. The total aggregate of lease payments after 2017 total approximately $245,000.

The Corporation and Franklin Bank had an employment agreement with Larry A. Heaton, former President and Chief Executive Officer. This agreement is no longer in effect as a result of Mr. Heaton’s death. The Corporation also has an employment agreement with its Acting President and Chief Executive Officer, Brenda H. Smith. This agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary.

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

Note 14 - Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors on January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of 3 years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of December 31, 2012, there were 136,527 options granted under this Plan of which 822 options have been exercised and 7,433 stock options forfeited.

Options in the amount of 33,000, of which all are vested and exercisable, have been granted at the then fair market value of $9.55 to a former employee and expire in June 2013.

The Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to these option agreements as of December 31, 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

There were no stock option grants during 2012 and 2011. The Black-Scholes option-pricing model was utilized for grants using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield.

Expected volatilities are based on the historical volatility of MainStreet’s stock. The risk-free rate for the period within the contractual life of the stock option was based upon the applicable Treasury rate at the date of the grant. Expected life was calculated using the simplified method based on the average of the vesting period and contractual life of the options.

MainStreet recorded no stock-based compensation during the years ended December 31, 2012 and 2011.

MainStreet did not have anyone exercise warrants or stock options during the years ended December 31, 2012 and 2011.

Following is a status and summary of changes of stock options and warrants during the year ended December 31, 2012:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2012	Price	Term	Value
Outstanding at beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at year-end	161,272	$12.17	1.83	$—
Exercisable at year-end	161,272	$12.17	1.83	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on changes in the market value of the Corporation’s stock.

As of December 31, 2012 and 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

As of December 31, 2012, stock options outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life

9.55	33,000	.50
12.09	49,403	1.00
12.09	43,977	2.90
12.09	9,066	3.00
15.00	5,796	1.00
15.00	7,464	4.95
16.75	6,050	1.00
16.75	6,516	4.00
$9.55 - $16.75	161,272

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 15 – Regulatory Requirements and Restrictions

Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. As of December 31, 2012, the aggregate amount of unrestricted funds according to the regulation that could be transferred from the Corporation’s bank subsidiary to the Parent Corporation for payment of dividends to shareholders without prior regulatory approval, totaled $2,493,579 or 1.36% of the total consolidated assets; however, on April 16, 2009, Franklin Bank entered into a formal agreement with the Office of the Comptroller of the Currency that restricts dividend payments to the holding company.

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank. As of December 31, 2012, Franklin Bank was required to maintain a reserve balance of $250,000 with Community Bankers’ Bank.

BankShares on a consolidated basis and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, MainStreet and Franklin Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulations to ensure capital adequacy require BankShares and Franklin Bank to maintain minimum capital ratios. MainStreet and Franklin Bank were well-capitalized at December 31, 2012 and 2011. On June 17, 2009, MainStreet entered into an agreement with the Federal Reserve Bank of Richmond, which among other things restricted dividend payments.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Actual capital amounts and ratios for MainStreet at December 31, 2012 and 2011 are presented in the following table:

			Minimum Capital
	Actual		Requirement
As of December 31, 2012	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$25,477,053	19.41%	$10,503,000	8.00%

Tier I capital (to risk weighted assets)	23,823,816	18.15	5,251,000	4.00

Tier I capital (to average assets)	23,823,816	13.02	7,322,000	4.00

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$23,680,761	16.36%	$11,582,000	8.00%

Tier I capital (to risk weighted assets)	21,853,040	15.09	5,791,000	4.00

Tier I capital (to average assets)	21,853,040	10.68	8,183,000	4.00

Actual capital amounts and ratios for Franklin Bank at December 31, 2012 and 2011 are presented in the following table:

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$24,400,282	18.68%	$10,452,000	8.00%	$13,065,000	10.00%

Tier I capital (to risk weighted assets)	22,754,882	17.42	5,226,000	4.00	7,839,000	6.00

Tier I capital (to average assets)	22,754,882	12.47	7,298,000	4.00	9,122,000	5.00

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$22,654,644	15.71%	$11,554,000	8.00%	$14,442,000	10.00%

Tier I capital (to risk weighted assets)	20,833,548	14.44	5,769,000	4.00	8,654,000	6.00

Tier I capital (to average assets)	20,833,548	10.21	8,162,000	4.00	10,202,000	5.00

Note 16 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$176,652	$158,105
Interest-bearing deposits in other banks	422,381	428,503
Furniture, fixtures and equipment, net	80,608	95,441
Other assets	94,296	41,527
Investment in subsidiaries	23,600,121	21,590,119

Total Assets	$24,374,058	$22,313,695
Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$123,685	$72,906

Shareholders’ Equity

Common shareholders’ equity	24,250,373	22,240,789

Total Liabilities and Shareholders’ Equity	$24,374,058	$22,313,695

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Income
Equity (loss) in undistributed income of subsidiaries	$1,971,194	$(146,450)
Interest income	913	2,018
Other income	561	158
Affiliate fee income	1,563,393	1,543,560
Total Income	3,536,061	1,399,286

Expenses
Salaries and employee benefits	1,008,864	1,016,713
Occupancy and equipment expense	132,422	143,394
Professional fees	201,621	179,613
Outside processing	104,379	83,145
Other expenses	118,002	122,683
Total Expenses	1,565,288	1,545,548

Net Income (Loss) Before Tax	1,970,773	(146,262)
Income Tax Expense (Benefit)	(3)	183
Net Income (Loss)	$1,970,776	$(146,445)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$1,970,776	$(146,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,301	42,294
Equity in undistributed (income) loss of subsidiaries	(1,971,194)	146,450
Increase in other assets	(52,769)	(3,344)
Increase (decrease) in other liabilities	50,779	(19,910)
Net Cash Provided by Operating Activities	29,893	19,045

Cash Flows From Investing Activities:
Decrease in interest-bearing deposits	6,122	51,843
Purchases of furniture and equipment	(17,468)	(38,721)
Net Cash Provided By (Used) in Investing Activities	(11,346)	13,122
Net Increase in Cash	18,547	32,167
Cash at Beginning of Year	158,105	125,938
Cash at End of Year	$176,652	$158,105

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2012 and 2011, outstanding commitments to extend credit including letters of credit were $15,726,309 and $18,556,714 respectively.

	2012	2011
Commercial	$3,507,973	$4,053,217
Real Estate:
Construction and land development	1,496,661	2,355,055
Residential 1-4 families
First liens	1,046,761	1,606,089
Junior liens	209,253	224,181
Home Equity lines	7,979,295	8,263,110
Commercial real estate	1,062,715	1,507,845
Consumer	423,651	547,217
Total Outstanding Commitments	$15,726,309	$18,556,714

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

	December 31, 2012
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$383,219	$580,462	$758,289	$1,721,970
Real Estate
Construction and land development	2,776,618	4,364,771	2,669,695	9,811,084
Residential, 1-4 families
First Liens	4,292,479	1,324,124	6,739,075	12,355,678
Junior Liens	900,379	—	616,553	1,516,932
Home Equity Lines	19,881	—	—	19,881
Commercial real estate	3,971,666	—	22,907,145	26,878,811
Consumer	6,457	—	3,000	9,457

Total	$12,350,699	$6,269,357	$33,693,757	$52,313,813

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

	December 31, 2012
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$124,964	$124,964	$—
Speculative lot loans	4,912,535	3,086,490	1,826,045
Speculative single-family housing construction	4,275,965	1,802,221	2,473,744

	December 31, 2011
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$498,228	$223,228	$275,000
Speculative lot loans	7,267,049	3,223,647	4,043,402
Speculative single-family housing construction	6,200,835	4,194,489	2,006,346

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

December 31, 2012 and 2011

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

The following describes the valuation techniques used by MainStreet to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

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

Loans held for sale: Loans held for sale are recorded at fair value on a recurring basis which is the carrying value. Loans held for sale, generally are closed and sold within two weeks.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

		Fair Value Measurements at December 31, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$1,471,773	$—	$1,471,773	$—
Mortgage backed securities	12,637,537	—	12,637,537	—
States and political subdivisions	4,727,251	—	4,727,251	—
Total available-for-sale Securities	$18,836,561	$—	$18,836,561	$—
Loans held for sale	432,000	—	432,000	—
Total assets at fair value	$19,268,561	$—	$19,268,561	$—

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The following describes the valuation techniques used by MainStreet to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans or the present value of future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing recent appraisals conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the appraisal of the real estate property is not current, or has been discounted, then the fair value is considered Level 3. It is also considered Level 3 if an evaluation is conducted by Franklin Bank, rather than by a third party. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned (OREO): Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on a recent appraisal conducted by an independent licensed appraiser using observable market data, the Corporation records the OREO as nonrecurring Level 2. When the appraisal of the real estate property is not current, or has been discounted, the Corporation records the OREO as nonrecurring Level 3. It is also considered Level 3 if an evaluation is conducted by Franklin Bank, rather than by a third party.

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis during the period.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

		Carrying value at December 31, 2012
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$455,820	$—	$—	$455,820
Other real estate owned, net	1,441,722	—	—	1,441,722
Total assets at fair value	$1,897,542	$—	$—	$1,897,542

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2011
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net	$4,867,822	$—	$4,218,384	$649,438
Other real estate owned, net	3,572,518	—	1,596,190	1,976,328
Total assets at fair value	$8,440,340	$—	$5,814,574	$2,625,766

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the period ended December 31, 2012 were as follows:

	Fair Value Measurements at December 31, 2012
	Impaired	Other Real Estate
	Loans	Owned
Balance – January 1, 2012	$649,438	$1,976,328
Total gains (losses) realized/unrealized
Included in earnings (write downs)	—	(464,558)
Newly Impaired /New OREO	1,177,993	2,564,074
Sales	(88,350)	(3,566,871)
Settlements/Foreclosures/Pay downs/charge offs	(771,981)	—
Transfers into Level 3	1,781,403	932,749
Transfers out of Level 3	(2,292,683)	—
Balance – December 31, 2012	$455,820	$1,441,722

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
	Fair	Valuation	Unobservable		(Weighted
	Value	Technique(s)	Input	Range	Average)
Assets
Impaired loans	$455,820	Internal evaluations	Internal evaluations / market discount	6%-100%	(47)%
Other real estate owned	$1,077,399	Discounted appraised value	Selling cost / market discount	33%- 41%	(38)%
	$364,323	Internal evaluations	Internal evaluations	38%- 74%	(44)%

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

December 31, 2012 and 2011

(k)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments. The fair value of these commitments has been determined to be immaterial.

The carrying values and estimated fair values of financial instruments at December 31, 2012 and 2011 are as follows:

		Fair Value measurements at December 31, 2012 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,076,535	$3,076,535	$—	$—	$3,076,535
Interest-bearing deposits in banks	11,546,938	11,546,938	—	—	11,546,938
Federal funds sold	9,414,880	9,414,880	—	—	9,414,880
Securities available-for-sale	18,836,561	—	18,836,561	—	18,836,561
Restricted equity securities	741,000	—	741,000	—	741,000
Loans held for sale	432,000	—	432,000	—	432,000
Loans, net	131,890,568	—	—	132,468,434	132,468,434
Accrued interest receivable	552,402	—	552,402	—	552,402
Bank owned life insurance	1,061,440	—	1,061,440	—	1,061,440

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$22,819,544	$—	$22,819,544	$—	$22,819,544
Interest bearing deposits	127,759,824	—	128,335,646	—	128,335,646
Repurchase agreements	6,000,000	—	6,001,070	—	6,001,070
Accrued interest payable	176,136	—	176,136	—	176,136

The carrying values and estimated fair values of financial instruments at December 31, 2011 are as follows:

	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and due from banks	$2,767,395	$2,767,395
Interest-bearing deposits in other banks	17,091,438	17,091,438
Federal funds sold	10,612,680	10,612,680
Securities available-for-sale	21,199,884	21,199,884
Restricted equity securities	830,000	830,000
Loans, net	139,951,059	138,716,777
Accrued interest receivable	547,905	547,905
Bank owned life insurance	3,049,696	3,049,696

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$20,975,660	$20,975,660
Interest bearing deposits	146,107,182	146,767,245
Repurchase agreements	13,500,000	13,874,422
Accrued interest payable	225,611	225,611

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Note 20 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation matters outside the normal operations associated with problem credits.

Note 21 - Subsequent Events

In preparing these consolidated financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner. The MOU restricted MainStreet from declaring or paying any dividends without the prior written approval of the Federal Reserve. Under the MOU, MainStreet cannot incur or guarantee any debt or redeem or repurchase any shares of its common stock without the prior written consent of the Federal Reserve. On January 26, 2011, we entered into a new MOU with the Federal Reserve which contained the same terms of the previous MOU (which was terminated) but added provisions respecting compliance with certain laws and regulations as follows. The bank holding company is required to comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation’s regulations (12 C.F.R. Part 359). Also, the Corporation may not appoint any individual to the board or employ or change the responsibilities of any individual as senior executive officer if the Federal Reserve notifies the Corporation of disapproval within the required time limits. MainStreet has not paid or declared any dividends or incurred or guaranteed any debt. Management believes the holding company is appropriately using its financial and managerial resources to assist Franklin Bank to function in a safe and sound manner.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 23 – Other Comprehensive Income

Changes in each component of accumulated other comprehensive income were as follows:

	Net Unrealized
	Gains on Securities available for	Adjustments Related to Post Retirement	Accumulated Other Comprehensive
	sale (1)	Benefits (2)	Income

Balance at December 31, 2010	$57,061	$32,921	$89,982

Net unrealized holding gains on securities available for sale during the period	555,422	—	555,422
Deferred income tax expense on unrealized holding gains on securities available for sale	(188,844)	—	(188,844)
Less reclassification adjustments for gains included in net income	(116,734)	—	(116,734)
Tax related to gains on securities sold	39,690	—	39,690
Change in actuarial gain on SERP	—	12,474	12,474
Deferred income tax expense	—	(4,241)	(4,241)

Balance at December 31, 2011	$346,595	$41,154	$387,749

Net unrealized holding gains on securities available for sale during the period	37,218	—	37,218
Deferred income tax expense on unrealized holding gains on securities available for sale	(12,653)	—	(12,653)
Less reclassification adjustments for gains included in net income	(1,848)	—	(1,848)
Tax related to gains on securities sold	628	—	628
Change in actuarial gain on SERP	—	23,429	23,429
Deferred income tax expense	—	(7,966)	(7,966)

Balance at December 31, 2012	$369,940	$56,617	$426,557

(1) Represents the difference between the fair value and amortized cost of securities available for sale.

(2) Represents changes in the SERP liability due to prior service costs, gains and losses, and amortizations.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2012 and 2011

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2012.

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

December 31, 2012 and 2011

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class C Directors expires in 2013, the term of the Class A Directors expires in 2014, and the term of the Class B Directors expires in 2015. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held

Class A Directors – Term Expires 2014

Michael A. Turner (59)	Director since December 2002

Class B Directors – Term Expires 2015

Charles L. Dalton (49)	Director since July 2001

Joel R. Shepherd (49)	Director since December 2002

Class C Directors – Terms Expires 2013

William L. Cooper, III (59)	Director since February 2007

John M. Deekens (65)	Director since July 2001

Danny M. Perdue (67)	Director since December 2002

William L. Cooper, III is partial owner and President of Cooper Classics, Inc. He is CEO and partial owner of CWP, Inc. He is a managing partner of Grassy Hill Investment and Grassy Hill Properties. He is also a director of Franklin Community Bank, N.A. Mr. Cooper is Vice President of the Rocky Mount Historic Foundation and Treasurer of Rocky Mount Methodist Church. Mr. Cooper brings financial, managerial, business building, and corporate governance skills and experience to BankShares. He has extensive “bank board” experience. He was on the board of MainStreet Financial Corporation from 1994 – 1999, a public bank holding company. He was on the Corporate Virginia State BB&T board from 1999 – 2007. Mr. Cooper is active in the community in which he lives and which Franklin Bank serves. He has been on many committees and boards including the Heart Fund and the YMCA. He was chairman of the deacon board of his church for 20 years.

Charles L. Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency, Inc. in Stuart, Virginia. He is a Member/Partial owner Stuart Laurel Court, LLC. He has been a past president of the Stuart Rotary Club. He is a member of the Patrick County Chamber of Commerce where he has been a past President. He is a member of the Professional Agents of Virginia and is active in the Patrick County American Legion Baseball. Mr. Dalton brings financial services/insurance industry and management experience to BankShares demonstrated by the success of his insurance agency. He has been active in his community and through these services he contributes experience to BankShares’ board.

John M. Deekens is a retired General Manager for Stuart Forest Products in Stuart, Virginia. In addition he held the position of Plant Manager for Stuart Forest Products. Prior to that, he was the Quality Control Manager for Hooker Furniture Corporation in Martinsville, Virginia. He is a past member of the Stuart Rotary Club where he held various offices. He served as Mayor of Stuart for eight years and was a member of the Town council for an additional four years. He currently serves as chairman of the finance committee of the church he attends and is a member. Mr. Deekens brings managerial and financial skills to the Board of Directors. He also served on a Bi-County Economic Commission for four years and held various offices in the Stuart Rotary Club. Through his community services, he also contributes this experience to BankShares’ Board.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2012 and 2011

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

Joel R. Shepherd is a partial owner and President of Virginia Home Furnishings, Inc., and 220 Self Storage, Inc. He is also a partial owner of Shepherd Properties, LLC, Wirtz Properties, LLC, Wirtz Services, LLC, Kyle Avenue, LLC, FFH Operations, Inc., FFH Investors, LLC, the Franklin LLC, Wirtz Lot 2, LLC and King Street Properties, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a director of Franklin Community Bank, N.A. He is also on the Business Advisory Council for Ferrum College. He is a member of the board of Trustees of Faith Christian School in Roanoke, Virginia and a member of the finance committee for the school. Mr. Shepherd brings entrepreneurial, business building, finance and management skills to BankShares through the operations of his various companies which are diversified in their business. He also brings financial institution management and investment skills to BankShares. Mr. Shepherd is active in the community that Franklin Bank serves and brings that experience to the Board.

Michael A. Turner has served as the partial owner and President of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates, LC and Pigg Riverville, LLC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a director of Franklin Community Bank, N.A. He is also a member of the Cool Branch Volunteer Rescue Squad, and the Smith Mountain Lake Chamber of Commerce. Mr. Turner is an entrepreneur that brings financial and management experience to BankShares demonstrated by the building and successfulness of his own construction and real estate development companies. He also served as a board director for The Bank of Ferrum, a community bank in Franklin County from 1994 – 1999 and an advisory board member for BB&T in Franklin County from 1999 – 2001 which brings governance to BankShares as a board member. Mr. Turner has been active in the community where he lives and Franklin Bank operates.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

Prior to his tragic death, Larry A. Heaton served as President, CEO and Director of MainStreet BankShares, Inc. Mr. Heaton was appointed this responsibility upon the retirement of Cecil R. McCullar in May 2006. Mr. Heaton also served as the President, CEO and Chairman of Franklin Community Bank, N.A. along with President, Treasurer and Director of MainStreet RealEstate, Inc. Through his 34 years of banking experience Mr. Heaton had great knowledge and perspective of the banking and financial services industry which Franklin Bank operates.

Joseph F. Clark, President of Clark Brothers Company, Inc. in Stuart, Virginia delivered his resignation as a Director of MainStreet BankShares, Inc. effective August 10, 2012. Mr. Clark served as a Director of MainStreet BankShares, Inc. for eleven years.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2012 and 2011

Executive Officers Not a Director
First Elected
Name (Age)	Offices and Positions Held	As an Officer

Brenda H. Smith (53)	Acting President and CEO	8/99
and Executive Vice President
Chief Financial Officer
Corporate Secretary

Brenda H. Smith joined the Corporation in August 1999. In December 2012, upon the tragic death of Larry A. Heaton, Mrs. Smith was named Acting President and CEO of MainStreet BankShares, Inc. and Franklin Community Bank, N.A. In her dual capacity role, Mrs. Smith also continues to serve as the Executive Vice President, Chief Financial Officer, and Corporate Secretary for MainStreet BankShares, Inc. and board secretary of Franklin Community Bank, N.A. She is also Acting President and Executive Vice President, Secretary and a Director of MainStreet RealEstate, Inc. From 1995 to 1999, Ms. Smith was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation. Ms. Smith is a member of Pleasant Grove Christian Church and serves on the Safetynet Board of Trustees.

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

MainStreet’s Board of Directors has determined that MainStreet does not have a financial expert serving on its Audit Committee. MainStreet is a small and relatively young corporation located outside a major metropolitan area. Because of our size and location, we have not pursued a financial expert and there is no certainty that one could be found. The Board of Directors as a whole has adequate financial expertise.

MainStreet has adopted a Code of Ethics for all of its employees including its Chief Executive and Chief Accounting Officers. A copy of the Code of Ethics may be obtained without charge upon request by writing to Brenda H. Smith, Executive Vice President, 1075 Spruce Street, Martinsville, Virginia, 24112.

Other information required by Item 10 of Form 10-K appears on pages 10 through 12 of the Corporation’s 2013 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears on pages 12 through 15 of the Corporation’s 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears on pages 8 through 10 of the Corporation’s 2013 Proxy Statement and is incorporated herein by reference.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2012 and 2011

Item 13.	Certain Relationships and Related Transactions, and Director Independence

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated have banking relationships with Franklin Bank. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features. None of such loans are classified as nonaccrual, past due, restructured or potential problem. Information related to loans to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 8, Note 5 of this document. Deposit information related to MainStreet’s executive officers and directors and their related interests can be found in Part II, Item 8, Note 7 of this document.

Franklin Community Bank, N.A., a subsidiary of MainStreet BankShares, Inc., leases its main office in Rocky Mount, Virginia, and its Westlake office. The owners of the buildings are directors of Franklin Bank.

The information required by Item 13 of Form 10-K concerning director independence appears on page 16 of the Corporations’ 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears in the Corporation’s 2013 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011.

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

MAINSTREET BANKSHARES, INC.

By:	/s/Brenda H. Smith
Brenda H. Smith, Acting President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Brenda H. Smith	Acting President/CEO	03/15/13
Brenda H. Smith	Executive Vice President	Date
Chief Financial Officer
Corporate Secretary

/s/ William L. Cooper, III	Director	03/15/13
William L. Cooper, III		Date

/s/Charles L. Dalton	Director	03/15/13
Charles L. Dalton		Date

/s/John M. Deekens	Director	03/15/13
John M. Deekens		Date

/s/Danny M. Perdue	Director	03/15/13
Danny M. Perdue		Date

/s/Joel R. Shepherd	Chairman of the Board	03/15/13
Joel R. Shepherd		Date

/s/Michael A. Turner	Director	03/15/13
Michael A. Turner		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009; filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Warrant Plan and Certificates as adopted July 27, 1999 and amended August 26, 1999 and amended December 19, 2000 incorporated by reference to the Corporation’s Quarterly Form 10-QSB for quarter ended September 30, 1999, filed December 20, 1999, and herein incorporated by reference.
4.2	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.3*	Form of Shares Subscription Agreement.
4.3.1***	Form of Shares Subscription Agreement.
4.4*	Form of Units Subscription Agreement.
4.5	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.
10.2#	Employment agreement with Executive Vice President, Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9	Formal agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.
14	Code of Ethics filed March 13, 2006 on Form 10-K and herein incorporated by reference.
21	Subsidiaries of the Registrant.
31.1	Certification of Acting President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).

*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-K filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

