Form 10-Q
period 2013-03-31
MAINSTREET BANKSHARES INC
filed 2013-05-10
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2013

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

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐__	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:           1,713,375 as of May 9, 2013

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page No.

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-28

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-47

Item 3	Quantitative and Qualitative Disclosures About Market Risk N/A	47

Item 4	Controls and Procedures	47

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	48

Item 1A	Risk Factors	48

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3	Defaults Under Senior Securities	48

Item 4	Mine Safety Disclosures	48

Item 5	Other Information	48

Item 6	Exhibits	48

	Signatures	49

	Index to Exhibits	50

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited).

2.	Consolidated Statements of Income for the quarters ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited).

3.	Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)

4.	Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited).

5.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012

ASSETS

Cash and due from banks	$3,253,615	$3,076,535
Interest-bearing deposits in banks	18,855,530	11,546,938
Federal funds sold	5,382,341	9,414,880
Total Cash and Cash Equivalents	27,491,486	24,038,353
Securities available-for-sale, at fair value	16,882,585	18,836,561
Restricted equity securities	654,600	741,000
Loans held for sale	595,000	432,000

Loans:
Total Gross Loans	130,908,391	134,414,366
Unearned deferred fees and costs, net	69,978	78,300
Loans, net of unearned deferred fees and costs	130,978,369	134,492,666
Less: Allowance for loan losses	(2,430,856)	(2,602,098)
Net Loans	128,547,513	131,890,568
Bank premises and equipment, net	1,578,717	1,566,987
Accrued interest receivable	493,928	552,402
Bank owned life insurance	1,070,879	1,061,440
Other real estate owned, net of valuation allowance	649,859	1,441,722
Other assets	2,337,369	2,549,955

TOTAL ASSETS	$180,301,936	$183,110,988

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$27,907,591	$22,819,544
Interest bearing deposits	125,786,207	127,759,824
Total Deposits	153,693,798	150,579,368

Repurchase agreements	—	6,000,000
Accrued interest payable and other liabilities	2,160,518	2,281,247
Total Liabilities	155,854,316	158,860,615

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at March 31, 2013 and December 31, 2012, respectively	17,866,890	17,866,890
Retained earnings	6,192,783	5,956,926
Accumulated other comprehensive income	387,947	426,557
Total Shareholders’ Equity	24,447,620	24,250,373

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,301,936	$183,110,988

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Interest and Dividend Income:
Interest and fees on loans	$1,770,038	$1,943,378
Interest on interest-bearing deposits	7,140	8,480
Interest on federal funds sold	1,586	3,978
Interest on securities available-for-sale:
Taxable	77,132	133,441
Nontaxable	16,644	9,870
Dividends on restricted equity securities	8,309	7,820
Total Interest and Dividend Income	1,880,849	2,106,967

Interest Expense:
Interest on deposits	286,609	383,948
Interest on repurchase agreements	595	134,149
Total Interest Expense	287,204	518,097

Net Interest Income	1,593,645	1,588,870
Provision for loan losses	187,605	201,283

Net Interest Income After Provision for Loan Losses	1,406,040	1,387,587

Noninterest Income:
Service charges on deposit accounts	69,988	65,001
Mortgage commissions	73,986	29,974
Electronic card fees	43,766	42,131
Investment fee income	41,244	65,338
Income on bank owned life insurance	9,439	27,603
Other fee income and miscellaneous income	27,456	30,495
Total Noninterest Income	265,879	260,542

Noninterest Expense:
Salaries and employee benefits	664,329	724,477
Occupancy and equipment expense	190,187	211,002
Professional fees	60,141	67,988
Outside processing	104,793	128,389
FDIC assessment	53,929	67,067
Franchise tax	54,000	50,001
Regulatory examination fees	26,303	27,700
Other real estate and repossessions	62,238	143,002
Other expenses	113,450	102,411
Total Noninterest Expense	1,329,370	1,522,037

Net Income Before Tax	$342,549	$126,092
Income Tax Expense	106,692	28,797

Net Income	$235,857	$97,295
Basic Net Income Per Common Share	$.14	$.06

Diluted Net Income Per Common Share	$.14	$.06

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net Income	$235,857	$97,295
Other Comprehensive Income (Loss):
Net unrealized holding losses on securities available for sale during the period	(58,500)	(57,953)
Deferred income tax benefit on unrealized holding losses on securities available for sale	19,890	19,705
Other Comprehensive Loss	(38,610)	(38,248)
Total Comprehensive Income	$197,247	$59,047

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows From Operating Activities
Net income	$235,857	$97,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	187,605	201,283
Depreciation and amortization	38,711	48,577
Amortization of discounts and premiums, net	51,126	46,597
Payments on executive retirement plan	(140,628)	—
Loss and impairment on other real estate owned and repossessions	33,385	122,095
Deferred tax expense	488,201	251,765
Change in loans held for sale	(163,000)	(578,571)
(Increase) decrease in accrued interest receivable	58,474	(2,431)
Increase in other assets	(288,225)	(260,978)
Increase in value of bank owned life insurance	(9,439)	(27,603)
Change in reserve for unfunded lending commitments	3,970	—
Increase in executive retirement plan accrual	30,180	34,952
Increase (decrease) in accrued interest payable and other liabilities	(14,251)	106,333
Net cash provided by operating activities	511,966	39,314

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(50,441)	(104,958)
Purchases of securities available for sale	(250,000)	(7,320,842)
Calls/maturities/repayments of securities available for sale	2,094,350	3,681,755
Redemptions of restricted equity securities	86,400	—
Proceeds from sale of other real estate owned and repossessions	839,728	756,979
Loan originations and principal collections, net	3,106,700	1,895,890
Net cash provided by (used in) investing activities	5,826,737	(1,091,176)

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	5,088,047	3,062,283
Decrease in interest bearing deposits	(1,973,617)	(8,225,462)
Repayment of repurchase agreement	(6,000,000)	—
Net cash used in financing activities	(2,885,570)	(5,163,179)

Net increase (decrease) in cash and cash equivalents	$3,453,133	$(6,215,041)
Cash and cash equivalents at beginning of period	24,038,353	30,471,513
Cash and cash equivalents at end of period	$27,491,486	$24,256,472

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$345,068	$553,025
Cash paid during the period for taxes	$—	$—
Unrealized loss on securities available for sale	$(58,500)	$(57,953)
Transfers between loans, other real estate & other assets	$48,750	$2,109,599

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 1 – Summary of Accounting Policies

(a)      General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares, Inc.’s 2012 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

Note 2 – Securities

The amortized costs, unrealized gains and losses and approximate market values of investment securities at March 31, 2013 and December 31, 2012 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$710,735	$3,440	$—	$714,175
Mortgage backed securities	10,753,437	445,351	—	11,198,788
States and political subdivisions	4,916,398	62,694	(9,470)	4,969,622

Total securities available for sale	$16,380,570	$511,485	$(9,470)	$16,882,585

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$1,464,102	$7,671	$—	$1,471,773
Mortgage backed securities	12,130,273	507,264	—	12,637,537
States and political subdivisions	4,681,671	53,683	(8,103)	4,727,251

Total securities available-for-sale	$18,276,046	$568,618	$(8,103)	$18,836,561

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at March 31, 2013, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	—	—
Due after five years but within ten years	6,430,215	6,523,465
Due after ten years	9,950,355	10,359,120

	$16,380,570	$16,882,585

There were no gross gains or losses recorded on sales and calls of securities available for sale for the three month periods ending March 31, 2013 and March 31, 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Following demonstrates the unrealized loss position of securities available for sale at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$1,473,353	$(9,470)	$—	$—	$1,473,353	$(9,470)
Total temporary Impaired securities	$1,473,353	$(9,470)	$—	$—	$1,473,353	$(9,470)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)
Total temporarily impaired securities	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At March 31, 2013 and December 31, 2012, there were $1.5 million comprising four securities and $1.2 million comprising three securities, respectively, in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at March 31, 2013 and December 31, 2012.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at March 31, 2013 and December 31, 2012. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $219,500 and $305,900 at March 31, 2013 and December 31, 2012, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of the repurchases of excess capital stock in earlier years, the Corporation does not consider this investment to be other than temporarily impaired at March 31, 2013 and no impairment has been recognized. FHLB has repurchased excess capital stock during 2013 and 2012 and there is no excess stock at March 31, 2013.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Commercial	$11,090,828	$10,439,173
Real Estate:
Construction and land development	18,907,816	21,268,316
Residential 1-4 families:
First liens	35,047,422	35,490,285
Junior liens	7,145,878	7,633,851
Home equity lines	6,059,678	6,093,783
Commercial real estate	51,209,907	51,861,252
Consumer	1,446,862	1,627,706
Total Gross Loans	$130,908,391	$134,414,366
Unearned deferred fees and costs, net	69,978	78,300
Recorded Investment	$130,978,369	$134,492,666

Overdrafts reclassified to loans at March 31, 2013 and December 31, 2012 were $7,089 and $5,287, respectively.

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

March 31, 2013

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012

Balance at beginning of year	$2,602,098	$3,272,945
Provision for loan losses	187,605	201,283
Recoveries	10,741	6,094
Charge-offs	(369,588)	(859,543)
Balance at period end	$2,430,856	$2,620,779

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

A breakdown of the allowance by loan segment for the three months ended March 31, 2013 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098
Charge-offs	(10,226)	(282,261)	—	(372)	(3,281)	—	(73,448)	—	(369,588)
Recoveries	—	4,023	—	3,205	796	—	2,717	—	10,741
Provision	56,530	102,671	(31,585)	(26,964)	10,098	(22,769)	69,624	30,000	187,605
Ending Balance	$154,640	$591,451	$670,083	$110,716	$96,024	$717,304	$10,638	$80,000	$2,430,856

		March 31, 2013
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$—	$75,489	$9,960	$—	$9,052	$—	$—	$—	$94,501

Ending Balance:
Collectively evaluated for impairment	154,640	515,962	660,123	110,716	86,972	717,304	10,638	80,000	2,336,355

	$154,640	$591,451	$670,083	$110,716	$96,024	$717,304	$10,638	$80,000	$2,430,856

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

		March 31, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$207,679	$1,255,442	$1,420,882	$565,162	$82,125	$342,806	$—	$3,874,096

Ending Balance:
Collectively evaluated for impairment	10,883,149	17,652,374	33,626,540	6,580,716	5,977,553	50,867,101	1,446,862	127,034,295

	$11,090,828	$18,907,816	$35,047,422	$7,145,878	$6,059,678	$51,209,907	$1,446,862	$130,908,391

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2012 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(186)	(257,796)	(911,535)	(143,849)	—	—	(16,785)	—	(1,330,151)
Recoveries	1,842	8,377	134,305	11,525	3,374	—	13,624	—	173,047
Provision	(48,311)	113,793	378,759	92,362	(13,545)	(84,686)	2,995	44,890	486,257
Ending Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

		December 31, 2012 Real Estate
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

		December 31, 2012 Real Estate
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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

An age analysis of past due loans as of March 31, 2013 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$49,238	$—	$—	$49,238	$11,041,590	$11,090,828	$—	$—
Real Estate:
Construction and land development	726,878	—	471,386	1,198,264	17,709,552	18,907,816	—	688,064
Residential 1-4 Families
First Liens	1,170,680	—	784,933	1,955,613	33,091,809	35,047,422	397,723	790,045
Junior Liens	119,503	394,934	—	514,437	6,631,441	7,145,878	—	74,326
Home Equity lines	—	—	—	—	6,059,678	6,059,678	—	82,125
Commercial Real Estate	406,590	—	—	406,590	50,803,317	51,209,907	—	—
Consumer	4,718	—	—	4,718	1,442,144	1,446,862	—	—

	$2,477,607	$394,934	$1,256,319	$4,128,860	$126,779,531	$130,908,391	$397,723	$1,634,560

An age analysis of past due loans as of December 31, 2012 is as follows:

							Accruing Loans
							90 or More Days
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	Nonaccrual Loans (Included in Past Dues & Current)
Commercial	$1,612	$—	$—	$1,612	$10,437,561	$10,439,173	$—	$—
Real Estate:
Construction and land development	338,195	88,022	364,099	790,316	20,478,000	21,268,316	3,485	447,542
Residential 1-4 Families
First Liens	751,946	—	291,682	1,043,628	34,446,657	35,490,285	—	938,556
Junior Liens	19,000	—	128,905	147,905	7,485,946	7,633,851	—	129,591
Home Equity lines	—	—	—	—	6,093,783	6,093,783	—	—
Commercial Real Estate	329,921	—	—	329,921	51,531,331	51,861,252	—	—
Consumer	4,262	—	—	4,262	1,623,444	1,627,706	—	—

	$1,444,936	$88,022	$784,686	$2,317,644	$132,096,722	$134,414,366	$3,485	$1,515,689

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Impaired loans at March 31, 2013 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$207,679	$—	$207,679	$—	$210,208	$—
Real Estate:
Construction and land development	1,264,183	525,900	729,542	75,489	1,178,014	—
Residential 1-4 Families
First Liens	1,426,323	142,910	1,277,972	9,960	1,179,718	—
Junior Liens	568,793	—	565,162	—	395,415	—
Home Equity lines	82,125	82,125	—	9,052	41,063	263
Commercial Real Estate	342,806	—	342,806	—	344,807	—
Consumer	—	—	—	—	—	—

	$3,891,909	$750,935	$3,123,161	$94,501	$3,349,225	$263

Impaired loans at December 31, 2012 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$212,738	$—	$212,738	$—	$170,618	$14,359
Real Estate:
Construction and land development	1,345,286	268,850	831,735	268,850	1,044,368	17,765
Residential 1-4 Families
First Liens	943,996	238,722	699,833	23,122	2,700,973	17,067
Junior Liens	229,886	52,031	173,638	31	390,654	10,898
Home Equity lines	—	—	—	—	77,775	—
Commercial Real Estate	346,807	—	346,807	—	1,259,284	13,608
Consumer	—	—	—	—	20,098	—

	$3,078,713	$559,603	$2,264,751	$292,003	$5,663,770	$73,697

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

There were no additional loans designated as troubled debt restructuring in the first quarter of 2013 or 2012. There were no troubled debt restructurings modified during the prior twelve months that defaulted during the periods ended March 31, 2013 and March 31, 2012.

At March 31, 2013 and December 31, 2012 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,442,336 and $1,305,180, respectively. Troubled debt restructurings (not on nonaccrual) actually increased from December 31, 2012 to March 31, 2013 due to the placement of one restructured credit back to accrual status in March of 2013. These loans did not have any additional commitments at March 31, 2013 and December 31, 2012, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower having financial difficulties. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at March 31, 2013 and December 31, 2012, respectively. Troubled debt restructurings are included in the impaired loan disclosures.

The following table describes the interest earned, reflected in income and lost for the periods.

	March 31, 2013	March 31, 2012
Interest that would have been earned	$33,087	$111,091
Interest reflected in income	263	73
Lost interest	$32,824	$111,018

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

March 31, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

		March 31, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,171,800	$14,821,481	$31,233,247	$6,302,958	$5,972,683	$44,560,962	$1,444,497	$114,507,628
Special Mention	183,741	564,509	579,877	193,089	—	4,387,833	—	5,909,049
Substandard	735,287	2,995,926	3,091,388	649,831	4,870	2,261,112	2,365	9,740,779
Doubtful	—	525,900	142,910	—	82,125	—	—	750,935
Loss	—	—	—	—	—	—	—	—

	$11,090,828	$18,907,816	$35,047,422	$7,145,878	$6,059,678	$51,209,907	$1,446,862	$130,908,391

		December 31, 2012 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,077,178	$18,038,151	$32,046,560	$6,719,907	$5,984,847	$45,339,487	$1,624,080	$119,830,210
Special Mention	169,616	658,199	943,993	228,364	—	4,014,141	—	6,014,313
Substandard	192,379	2,571,966	2,261,010	685,580	108,936	2,507,624	3,626	8,331,121
Doubtful	—	—	238,722	—	—	—	—	238,722
Loss	—	—	—	—	—	—	—	—

	$10,439,173	$21,268,316	$35,490,285	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at March 31, 2013 and December 31, 2012.

There were no overnight federal funds purchased at March 31, 2013 and December 31, 2012.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at March 31, 2013 and December 31, 2012, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date was January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it was called. Beginning January 2, 2009 the repurchase agreement became callable and could have been called quarterly with two business days prior notice. Interest was payable quarterly. The repurchase agreement was collateralized by agency mortgage backed securities.

Note 7 – Net Income Per Share

The following tables show the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per common share, basic	1,713,375	$.14	1,713,375	$.06
Effect of dilutive securities:	—		—
Stock options and warrants
Earnings per common share, diluted	1,713,375	$.14	1,713,375	$.06

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 161,272 for the year-to-date periods ending March 31, 2013 and 2012, respectively.

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of March 31, 2013, there were 136,527 stock options granted under this Plan of which 822 have been exercised and 7,433 were forfeited.

Options in the amount of 33,000, all of which are vested and exercisable, have been granted at the then fair market value of $9.55 to a former employee.

As of March 31, 2013 the Corporation has reserved 161,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

Following is a status and summary of changes in stock options during the three months ended March 31, 2013:

Weighted
		Weighted	Average
	Three Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	March 31, 2013	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2013	161,272	$12.17	1.58	$—
Exercisable at March 31, 2013	161,272	$12.17	1.58	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on changes in the market value of the Corporation’s stock.

As of March 31, 2013 and 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

As of March 31, 2013, stock options and warrants outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life

9.55	33,000	.25
12.09	49,403	.75
12.09	43,977	2.65
12.09	9,066	2.75
15.00	5,796	.75
15.00	7,464	4.70
16.75	6,050	.75
16.75	6,516	3.75
$9.55 - $16.75	161,272

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2013, and December 31, 2012 outstanding commitments to extend credit including letters of credit were $17,070,903 and $15,726,309, respectively.

	March 31, 2013	December 31, 2012
Commercial	$3,732,297	$3,507,973
Real Estate:
Construction and land development	1,703,475	1,496,661
Residential 1-4 families
First liens	1,539,192	1,046,761
Junior liens	248,603	209,253
Home Equity lines	7,709,318	7,979,295
Commercial real estate	1,694,111	1,062,715
Consumer	443,907	423,651
Total Outstanding Commitments	$17,070,903	$15,726,309

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

March 31, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

The following table presents the balances of financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$714,175	$—	$714,175	$—
Mortgage backed securities	11,198,788	—	11,198,788	—
States and political subdivisions	4,969,622	—	4,969,622	—
Total available-for-sale securities	16,882,585	—	16,882,585	—
Total assets at fair value	$16,882,585	$—	$16,882,585	$—

		Fair Value Measurements at December 31, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$1,471,773	$—	$1,471,773	$—
Mortgage backed securities	12,637,537	—	12,637,537	—
States and political subdivisions	4,727,251	—	4,727,251	—
Total available-for-sale securities	18,836,561	—	18,836,561	—
Total assets at fair value	$18,836,561	$—	$18,836,561	$—

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

The following describes the valuation techniques used by MainStreet to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Loans held for sale: Loans held for sale are recorded at fair value on a nonrecurring basis which is the carrying value. Loans held for sale, generally, are closed and sold within two weeks.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing recent appraisals conducted by an independent, licensed appraiser outside of MainStreet using observable market data (Level 2). However, if the appraisal of the real estate property is not current, or has been discounted, then the fair value is considered Level 3. It is also considered Level 3 if an evaluation is conducted by Franklin Bank, rather than by a third party. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned (OREO): Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on a recent appraisal conducted by an independent licensed appraisal using observable market data, the Corporation records the OREO as nonrecurring Level 2. When the appraisal of the real estate property is not current, or as been discounted, the Corporation records the OREO as nonrecurring Level 3. It is also considered Level 3 if an evaluation is conducted by Franklin Bank, rather than by a third party. Any fair value adjustments are recorded as other real estate and repossessions expense on the Consolidated Statements of Income.

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

		Carrying value at March 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$595,000	$—	$595,000	$—
Impaired loans	910,008	—	523,483	386,525
Other real estate owned	649,859	—	—	649,859
Total assets at fair value	$2,154,867	$—	$1,118,483	$1,036,384

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

		Carrying value at December 31, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$432,000	$—	$432,000	$—
Impaired loans	455,820	—	—	455,820
Other real estate owned	1,441,722	—	—	1,441,722
Total assets at fair value	$2,329,542	$—	$432,000	$1,897,542

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2013:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$386,525	Internal evaluations	Internal evaluations	6%-29% (15%)
Other real estate owned	$478,399	Discounted appraised value	Selling cost/discount	57% - 59% (57%)
	$171,460	Internal evaluations	Market discount	52% - 84% (61%)

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

March 31, 2013

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

The carrying values and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,253,615	$3,253,615	$—	$—	$3,253,615
Interest-bearing deposits in banks	18,855,530	18,855,530	—	—	18,855,530
Federal funds sold	5,382,341	5,382,341	—	—	5,382,341
Securities available-for-sale	16,882,585	—	16,882,585	—	16,882,585
Restricted equity securities	654,600	—	654,600	—	654,600
Loans held for sale	595,000	—	595,000	—	595,000
Loans, net	128,547,513	—	523,483	128,414,362	128,937,845
Accrued interest receivable	493,928	—	493,928	—	493,928
Bank owned life insurance	1,070,879	—	1,070,879	—	1,070,879

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$27,907,591	$—	$27,907,591	$—	$27,907,591
Interest bearing deposits	125,786,207	—	126,319,738	—	126,319,738
Accrued interest payable	118,272	—	118,272	—	118,272

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

		Fair Value measurements at December 31, 2012 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,076,535	$3,076,535	$—	$—	$3,076,535
Interest-bearing deposits in other banks	11,546,938	11,546,938	—	—	11,546,938
Federal funds sold	9,414,880	9,414,880	—	—	9,414,880
Securities available-for-sale	18,836,561	—	18,836,561	—	18,836,561
Restricted equity securities	741,000	—	741,000	—	741,000
Loans held for sale	432,000	—	432,000	—	432,000
Loans, net	131,890,568	—	—	132,468,434	132,468,434
Accrued interest receivable	552,402	—	552,402	—	552,402
Bank owned life insurance	1,061,440	—	1,061,440	—	1,061,440

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$22,819,544	—	22,819,544	—	$22,819,544
Interest bearing deposits	127,759,824	—	128,335,646	—	128,335,646
Repurchase agreements	6,000,000	—	6,001,070	—	6,001,070
Accrued interest payable	176,136	—	176,136	—	176,136

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

March 31, 2013

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

Note 14 – Changes in Accumulated Other Comprehensive Income

	Net Unrealized	Adjustments	Accumulated
	Gains on Securities available for sale	Related to Post Retirement Benefits	Other Comprehensive Income

Balance at December 31, 2012	$369,940	$56,617	$426,557

Other comprehensive loss	(38,610)	—	(38,610)

Balance at March 31, 2013	$331,330	$56,617	$387,947

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We use the term “MainStreet” or “Corporation” to refer to MainStreet BankShares, Inc. We use the term “Bank” or “Franklin Bank” to refer to Franklin Community Bank, National Association. We use “we”, “us”, or “our” to refer to the consolidated businesses of the Corporation and its subsidiaries unless the content indicates otherwise. MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia and is the bank holding company for its subsidiary bank, Franklin Community Bank, National Association (“Franklin Bank’) which serves the Franklin County area of Virginia. MainStreet provides a wide variety of banking services through Franklin Bank. Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank. It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank. Franklin Bank has three banking offices in Rocky Mount and Franklin County. MainStreet also has a wholly-owned real estate company, MainStreet RealEstate, Inc. which owns the real estate of the Corporation. MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

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

Within 60 days, Franklin Bank was required to do the following:

▪	Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Franklin Bank’s internal loan review function reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

▪	Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. A credit analyst position was created in December 2008. The analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of loans.
▪	Franklin Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. Franklin Bank continually strives to lower its problem assets.
▪	Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of its liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At March 31, 2013 and December 31, 2012, brokered deposits were $5.2 million and $5.3 million, respectively, and were less than 5% of total deposits in both comparisons. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

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

March 31, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

Overview

Total assets at March 31, 2013 were $180.3 million compared to $183.1 million at year-end December 31, 2012, a decline of $2.8 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs and due to the repayment of our $6.0 million repurchase agreement in January 2013. Due to the maturity and repayment of all repurchase agreements, we now have additional securities that can be utilized and pledged for other purposes as needed. In addition, the resolution of problem credits and soft loan demand have caused our loans to decline. At March 31, 2013, loans, net of unearned deferred fees and costs, declined $3.5 million from year-end 2012. Securities available for sale declined $2.0 million from December 31, 2012 primarily due to calls of securities and pay downs on mortgage backed securities. Deposits increased $3.1 million. Although total deposits increased, our higher cost time deposits declined offset by an increase in demand deposits. Other real estate owned has declined by $791,863 due to sales, net of transfers into other real estate from loans, of properties under a continued aggressive approach to rid the balance sheet of nonperforming assets. The intentional shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents increased from year-end 2012 by $3.5 million. Liquidity continues to be an important focus for our Company during these tumultuous times and our liquid assets were 28.16% of total liabilities at March 31, 2013 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall interest bearing deposits. We maintained our core relationships as can be evidenced by the increase in demand deposits which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels. Nonperforming loans increased $1,049,742 from year end 2012 to March 31, 2013. Also, loans rated special mention and lower increased during the first quarter from December 31, 2012. We transferred $48,750 of loans into other real estate and other repossessed assets during the first three months of 2013. Our other real estate properties declined to $649,859 at March 31, 2013 compared to $1.4 million at December 31, 2012. During the quarter, approximately $.8 million in properties were sold. We are taking a continued aggressive approach to our other real estate properties to rid our balance sheet of nonperforming assets. We also have approximately $.5 million in additional properties under contract at March 31, 2013.

Total shareholders’ equity was $24.4 million at March 31, 2013. MainStreet and Franklin Bank were well capitalized at March 31, 2013 under bank regulatory capital classifications. The book value of shareholders’ equity at March 31, 2013 was $14.27 per share.

Our year-to-date net income at March 31, 2013 was $235,857, or $.14 per common basic share. This income equated to an annualized return on average assets of .54% and an annualized return on average shareholders’ equity of 3.92%. Net income for the same period in 2012 was $97,295, or $.06 per common basic share. This equated to an annualized return on average assets and annualized return on average shareholders’ equity of .20% and 1.74%, respectively. Credit related expenses such as losses on sales of other real estate properties, impairment losses on other real estate properties, and loss of interest on nonaccrual loans continue to negatively impact our operating results. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $249,843 and $344,285 in expense for the three month periods ending March 31, 2013 and March 31, 2012, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

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

Net interest income for the three month period ending March 31, 2013 and 2012 was $1,593,645 and $1,588,870, respectively, a modest increase of $4,775, or 0.30%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to lost interest income on continued elevated levels of nonaccrual loans. For the three months ending March 31, 2013 and 2012, the net interest margin was 3.84% and 3.39%, respectively, a 45 basis point increase. The yield on interest earning assets for the year-to-date period ending March 31, 2013 was 4.53% compared to 4.49% for the year-to-date period ending March 31, 2012, an increase of 4 basis points. However, the funding side of the interest margin also dropped during this time period by a favorable 41 basis points in the year-to-year comparison. The maturity of our repurchase agreements has had a positive impact on our net interest margin this quarter and will continue going forward. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets increased for the first quarter of 2013 compared to the first quarter of 2012. Lost interest on loans improved during this time period. Lost interest for the period ending March 31, 2013 and 2012 was $32,824 and $111,018, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

The low interest rate environment continues with the Federal Reserve leaving short-term interest rates within a range of 0% - .25%. This low rate environment has been in effect since 2008. The Federal Reserve has also indicated that interest rates will remain at this level throughout mid 2015. Franklin Bank has a portfolio of variable rate loans. A rising interest rate environment generally has a positive impact on the net interest margin because deposits rates are slower to increase. Although low interest rates have been beneficial for our cost of funds, with prime presently at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment.

The net interest margin and net interest income have shown improvement with the maturity of our repurchase agreements. The rates on these are above current market rates. Of these repurchase agreements, $7.5 million matured in September 2012 and $6.0 million matured in early January 2013.

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

March 31, 2013

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

Provision expense for the first three months of 2013 and 2012 was $187,605 and $201,283, respectively. Our loan portfolio, net of unearned deferred fees and costs, declined $3.5 million or 2.61% from year-end 2012. Gross charge-offs year-to-date 2013 were $369,588 compared to $859,543 year-to-date 2012. We transferred $48,750 from loans to other real estate and other repossessed assets during the year-to-date period ending March 31, 2013. The allowance for loan losses was $2.4 million at March 31, 2013 and $2.6 million at December 31, 2012, a decline of $.2 million, which is discussed below. The allowance for loan losses was 1.86% and 1.93% of loans net of unearned deferred fees and costs at March 31, 2013 and December 31, 2012, respectively. Our criticized and classified loans that are evaluated by historical loss migration increased $765,899 at March 31, 2013 compared to year-end 2012. The loans evaluated collectively by pools decreased $5.3 million at March 31, 2013 versus December 31, 2012. Impaired loans evaluated individually were $3.9 million and $2.8 million at March 31, 2013 and December 31, 2012, respectively, with specific reserves of $94,501 and $292,003, respectively. The decline in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2012 was primarily due to lower specific reserves on nonaccrual loans and lower loan volumes evaluated collectively by pools, all offset by an increase in adverse rated loans and an increase in the general reserve. The allowance for loan losses was not replenished by the full $369,588 of gross charge offs because $268,850 of that total gross charge off amount was provided for in our allowance for loan losses at year-end 2012 as a specific reserve. The unallocated amount increased $30,000 from year end 2012. Net charge-offs of $358,847 and $853,449 for the first three months of 2013 and 2012 equated to 1.08% and 2.41%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings, and other impaired loans.

	March 31, 2013	December 31, 2012
Commercial	$207,679	$212,738
Real Estate:
Construction and land development	1,255,442	1,100,585
Residential 1-4 families:
First liens	1,420,882	938,555
Junior liens	565,162	225,669
Home equity loans	82,125	—
Commercial real estate	342,806	346,807
Consumer	—	—
Total Nonperforming Loans	$3,874,096	$2,824,354

Total nonperforming loans experienced an increase in the amount of $1,049,742 or 37.17% at March 31, 2013 as compared to December 31, 2012. Nonaccrual loans (included in the impaired loans above) were $1,634,560 and $1,515,689 at March 31, 2013 and December 31, 2012, respectively, which represented 1.25% and 1.13%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At March 31, 2013 loans secured by residential 1-4 family first liens were the largest category of impaired loans at $1.4 million. At December 31, 2012 construction and land development loans were the largest category of impaired loans at $1.1 million. Construction and land development loans were the next largest of the impaired loan categories at March 31, 2013 at $1.3 million. Residential 1-4 family first liens were the next largest of the impaired loan categories at December 31, 2012 at $.9 million.

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

Noninterest Income

Total noninterest income was $265,879 and $260,542 for the three months ending March 31, 2013 and 2012, respectively, an increase of $5,337, or 2.05%. The following chart demonstrates the categories of change:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

Noninterest Income	YTD 3/31/13	YTD 3/31/12	Dollar Change	Percentage Change
Service charges on deposit accounts	$69,988	$65,001	$4,987	7.67%
Mortgage commissions	73,986	29,974	44,012	146.83
Electronic card fees	43,766	42,131	1,635	3.88
Investment fee income	41,244	65,338	(24,094)	(36.88)
Income on bank owned life insurance	9,439	27,603	(18,164)	(65.80)
Other fee income & miscellaneous	27,456	30,495	(3,039)	(9.97)

As noted above, total noninterest income increased $5,337 for the three months ending March 31, 2013 compared to the three months ending March 31, 2012. Service charges on deposit accounts increased $4,987 in the year to year comparison. This increase is primarily due to an increase in NSF charges. Mortgage commissions demonstrated a substantial increase in the year to year comparison by $44,012, or 146.83%; however, volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. This new process allows us to change our commission levels and has increased our income. Electronic card fees experienced an increase of $1,635 or 3.88% for the three months ended March 31, 2013 as compared to March 31, 2012. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first three months of 2013 and 2012 was $41,244 and $65,338, respectively, a decrease of $24,094, or 36.88%. Franklin Bank has bank owned life insurance on the lives of its executive officers. Currently, there is only one executive officer due to the tragic death of Larry Heaton in December 2012. The balance at March 31, 2013 was $1.1 million. Income on this investment declined $18,164 or 65.80% compared to the prior year. Other fee income and miscellaneous income experienced a decrease of $3,039, or 9.97%. This decrease is primarily due to a decline in miscellaneous income offset by an increase in checkbook charges. Title fee income has declined by $429 in the year to year comparison. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank.

Noninterest Expense

Total noninterest expense was $1,329,370 and $1,522,037 for the three month period ending March 31, 2013 and 2012, respectively, a decrease of $192,667, or 12.66%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $111,903, or 8.11%. The following chart shows the categories of noninterest expenses for the three month period ending March 31, 2013 and 2012, the dollar change, and the percentage change:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

Expense	YTD 3/31/13	YTD 3/31/12	Dollar Change	Percentage Change
Salaries and employee benefits	$664,329	$724,477	$(60,148)	(8.30)%
Occupancy and equipment	190,187	211,002	(20,815)	(9.86)
Professional fees	60,141	67,988	(7,847)	(11.54)
Outside processing	104,793	128,389	(23,596)	(18.38)
FDIC Assessment	53,929	67,067	(13,138)	(19.59)
Franchise tax	54,000	50,001	3,999	8.00
Regulatory examination fees	26,303	27,700	(1,397)	(5.04)
Other real estate and repossessions	62,238	143,002	(80,764)	(56.48)
Other expenses	113,450	102,411	11,039	10.78

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 49.97% and 47.60%, respectively, of total noninterest expense for the three-month periods ending March 31, 2013 and 2012. Our overall costs have decreased in the year-to-year comparison primarily because of the death of Larry Heaton in December 2012. Salaries were frozen in 2012 and 2011. Occupancy and equipment costs comprise the second largest category of recurring noninterest expense and include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category declined $20,815 which was attributable to a decline in depreciation expense, rent, repairs and maintenance, and service maintenance expense. Rent expense declined due to the termination of the lease on the 220 North building, which was closed in 2010. Professional fees include fees for audit, legal, and other professional fees and showed a $7,847 decrease in the year to year comparison. Outside processing expenses decreased $23,596 or 18.38% in the year to year comparison primarily due to a decrease in data processing fees and bank insurance costs. FDIC assessment declined $13,138 due to the decline in assets and the new method adopted by the FDIC for its calculation using assets as its base; however, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC insurance premiums 3 years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. However, as stated above, the expense the company has recognized actually has declined due to the new FDIC assessment calculation based upon assets as the base. Franchise tax and regulatory examination fees remained stable in the year to year comparison. Other real estate and repossessions are nonrecurring expenses in the category of noninterest expense. The losses, write-downs and expenses associated with our other real estate properties experienced a significant decrease of $80,764, or 56.48%, compared to the same period in 2012. The Company has taken a more aggressive approach to disposing of its other real estate properties to rid its balance sheet of nonperforming assets. A substantial amount of properties were either sold or written down in 2012. Other expenses increased $11,039 or 10.78% in the year to year comparison. This increase was primarily due to increases in advertising costs, shareholder costs, miscellaneous expense, and director fees, offset by declines in travel expenses and subscriptions and dues. Miscellaneous expense increased during 2013 as compared to 2012 due to the recordation of a reserve for undrawn lines and letters of credit, offset by the adjustment of the mortgage loan held for sale derivative.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at March 31, 2013 and March 31, 2012. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $106,692 and $28,797 for the three month periods ending March 31, 2013 and March 31, 2012, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, municipal bonds, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at March 31, 2013 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

	March 31, 2013		December 31, 2012
Commercial	$11,090,828	8.47	$10,439,173	7.77%
Real Estate:
Construction & land development	18,907,816	14.44	21,268,316	15.82
Residential 1-4 families:
First liens	35,047,422	26.77	35,490,285	26.41
Junior liens	7,145,878	5.46	7,633,851	5.68
Home equity lines	6,059,678	4.63	6,093,783	4.53
Commercial real estate	51,209,907	39.12	51,861,252	38.58
Consumer	1,446,862	1.11	1,627,706	1.21
Total Gross Loans	$130,908,391	100.00%	$134,414,366	100.00%
Unearned deferred fees & costs, net	69,978		78,300
Recorded Investment	$130,978,369		$134,492,666

Gross loans declined $3,505,975, or 2.61% at March 31, 2013 compared to December 31, 2012. As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans. These loans represented 90.42% and 91.02% of gross loans at March 31, 2013 and December 31, 2012, respectively. Accordingly, the Bank took steps to reduce certain concentrations within the real estate loans, including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continues to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan categories. Our loan to deposit ratio for March 31, 2013 was 85.22% compared to 89.32% at December 31, 2012, relatively stable. We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Mach 31, 2013

We continue to review and enhance our credit policies. We monitor our concentration limits and have targets that reflect the current environment. Our concentration levels are within the established limits. All new credits that are deemed to be in concentration buckets are reviewed by loan committee. We added floors to our home equity lines and certain commercial loan products. We reduced our maximum debt to income ratio for all retail loans to 40% from 45%. On our retail products, we terminated the use of interest only payments except on construction loans and bridge loans and unsecured retail lines with a one-year term which are underwritten on strict guidelines. The credit policy was modified to reflect new maximum loan-to-values on new loans originated as discussed earlier. We engaged an outside service to perform environmental risk assessments prior to funding. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting. Other banks have similarly tightened credit availability, particularly for real estate related loans. Generally this has the effect of reducing qualified buyers for real estate and therefore the value of real estate. This in turn can lead to lower appraisals and additional charge offs within our loan portfolio and other real estate properties as well as increased provision which reduce income.

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

Approximately 23% of our loan portfolio consists of variable rate loans. Variable rate commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten at 1.5% of the full committed loan amount.

We monitor our loan portfolio by the loan segments found in Note #3 of the financial statements. In addition, we look at the trends of significant industries within the loan segments. Loan segments are categorized primarily based upon regulatory guidelines, which follows the underlying collateral. For the most part, our business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services. In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area, particularly Smith Mountain Lake, is also affected by the national economy because a substantial portion of our lending is real estate based and dependent on buyers who move into our region. There are three industry concentrations that are broken out in the tables below by our loan segments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

	March 31, 2013
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$390,084	$587,301	$757,329	$1,734,714
Real Estate
Construction and land development	3,142,052	4,309,740	2,329,935	9,781,727
Residential, 1-4 families
First Liens	4,123,004	1,458,171	7,068,738	12,649,913
Junior Liens	683,029	—	604,052	1,287,081
Home Equity Lines	17,138	—	371,491	388,629
Commercial real estate	4,008,714	—	23,009,222	27,017,936
Consumer	5,577	—	3,000	8,577
Total	$12,369,598	$6,355,212	$34,143,767	$52,868,577

	December 31, 2012
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$383,219	$580,462	$758,289	$1,721,970
Real Estate
Construction and land development	2,776,618	4,364,771	2,669,695	9,811,084
Residential, 1-4 families
First Liens	4,292,479	1,324,124	6,739,075	12,355,678
Junior Liens	900,379	—	616,553	1,516,932
Home Equity Lines	19,881	—	—	19,881
Commercial real estate	3,971,666	—	22,907,145	26,878,811
Consumer	6,457	—	3,000	9,457
Total	$12,350,699	$6,269,357	$33,693,757	$52,313,813

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	March 31, 2013
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$124,964	$124,964	$—
Speculative lot loans	4,910,408	3,476,490	1,433,918
Speculative single-family housing construction	2,401,842	1,491,292	910,550

	December 31, 2012
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$124,964	$124,964	$—
Speculative lot loans	4,912,535	3,086,490	1,826,045
Speculative single-family housing construction	4,275,965	1,802,221	2,473,744

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

Overall, our concentrations continue to decline due to our efforts to lower them and due to the economy.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	March 31, 2013	December 31, 2012
Nonaccrual loans and leases	$1,634,560	$1,515,689
Loans past due 90 days or more and still accruing	397,723	3,485
Troubled debt restructurings (not on nonaccrual)	1,442,336	1,305,180
Other impaired loans	399,477	—
Total nonperforming loans	3,874,096	2,824,354
Foreclosed real estate	649,859	1,441,722
Other foreclosed property	78,649	111,149
Total foreclosed property	728,508	1,552,871
Total nonperforming assets	$4,602,604	$4,377,225

Impaired loans totaled $3,874,096 and $2,824,354 at March 31, 2013 and December 31, 2012, respectively. Nonaccrual loans increased $118,871 at March 31, 2013 compared to year end 2012. Troubled debt restructurings (not on nonaccrual) increased $137,156 from year end 2012. Loans past due more than 90 days, and still accruing, increased by $394,238 at March 31, 2013 as compared to year end 2012. Other impaired loans increased by $399,477 from year end 2012. We are continuing to work with our troubled borrowers. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

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

Deposits

Total deposits at March 31, 2013 and December 31, 2012 were $153,693,798 and $150,579,368, respectively, an increase of $3,114,430, or 2.07%. We continue in 2013 our strategy to lower overall deposit costs, which is discussed in more detail below. The deposit mix was as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

	March 31, 2013		December 31, 2012
Demand deposits	$27,907,591	18.16%	$22,819,544	15.15%
Interest checking deposits	7,913,498	5.15	8,882,374	5.90
Money market deposits	21,174,607	13.78	19,929,905	13.24
Savings deposits	14,502,855	9.43	14,672,674	9.74
Time deposits $100,000 and over	35,799,749	23.29	36,757,507	24.41
Other time deposits	46,395,498	30.19	47,517,364	31.56

Total	$153,693,798	100.00%	$150,579,368	100.00%

The largest component of deposits continues to be time deposits including those $100,000 and over representing 53.48% of total deposits at March 31, 2013 compared to 55.97% at December 31, 2012. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen by the increase in demand deposits which do not pay interest. Demand deposits are now 18.16% of total deposits as compared to 15.15% at December 31, 2012. The dollar amount of our demand deposits has also increased $5.1 million from year end 2012. A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Savings accounts remained stable as a percentage of total deposits along with the dollar amount. Interest checking accounts declined as a dollar amount and a percentage of total deposits. Money market deposits increased $1,244,702 since year end 2012 and as a percentage of total deposits. Our total deposits have increased $3.1 million since year end 2012 primarily due to an increase in our lower deposit cost accounts, offset by a decline in our time deposits. This is all part of our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined, although at a slower rate than last year, as they experienced a $2.1 million decrease since year end.

Competition remains strong in our market from other depository institutions. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole deposit and loan relationships and not just certificates of deposit. Loan demand has been soft and parallels our deposit strategy. Our strategic plan in 2012, which continues in 2013, also includes continued lowering of our deposit costs to benefit net income, which includes increasing our demand deposits. The overall cost of interest bearing deposits was ..92% and 1.09%, respectively, for the three months ended March 31, 2013 and March 31, 2012. This decline of 17 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity. At March 31, 2013 and December 31, 2012, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at March 31, 2013 and December 31, 2012 were $99,203,250 and $100,810,587, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at March 31, 2013 and December 31, 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

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

The Bank entered into a repurchase agreement with Barclays Capital (“Barclays”) on January 2, 2008 in the amount of $6,000,000. The repurchase date was January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it is called. Interest was payable quarterly. The repurchase agreement was collateralized by federal agency and agency mortgage backed securities.

Shareholders’ Equity

Total shareholders’ equity was $24,447,620 and $24,250,373 at March 31, 2013 and December 31, 2012, respectively. Book value per share was $14.27 and $14.15 at March 31, 2013 and December 31, 2012, respectively. The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at March 31, 2013 and December 31, 2012, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution. The following are MainStreet’s capital ratios at:

	March 31, 2013	December 31, 2012
Tier I Leverage Ratio (Actual)	13.37%	13.03%
Tier I Leverage Ratio (Quarterly Ave.)	13.65	13.02
Tier I Risk-Based Capital Ratio	19.05	18.15
Tier II Risk-Based Capital Ratio	20.31	19.41

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

March 31, 2013

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $17,070,903 at March 31, 2013. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At March 31, 2013 and December 31, 2012, we had available credit from borrowing in the amount of $47,935,986, and $47,521,700, respectively. Our ratio of liquid assets to total liabilities at March 31, 2013 and December 31, 2012 was 28.16% and 22.28%, respectively.

Core deposits are the primary foundation for our Corporation’s liquidity. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Due to our strategic efforts to reduce deposit costs, total time deposits have decreased from year end 2012; however, demand deposits increased at a faster rate and total deposits actually increased $3.1 million from year end 2012. The shrinkage of the balance sheet had a positive impact on capital. We have also experienced a decline in our loans which has complemented the decline in deposits. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. In a reciprocal transaction, the Bank receives the deposits and forwards them to CDARS and receives deposits back, if wanted. We can also bid on deposits in a one-way buy transactions which would allow for new depositors. Based upon our IDC rating, we are not eligible to conduct one-way buy transactions. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $5.2 million as of March 31, 2013 which is less than 5% of total deposits. The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At March 31, 2013, this would allow the Bank to gather an additional $17.9 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At March 31, 2013, Franklin Bank had $5.5 million in internet certificates of deposit.

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

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at March 31, 2013 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	11.00%	20.00%
+300 bp	6.25	8.00	15.00
+200 bp	5.25	6.00	10.00
+100 bp	4.25	2.00	4.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-3.00
-300 bp	.25	-2.00	-4.00

There is little impact on net interest income in the down interest rate scenarios in both the ramp and shock changes from the level rate scenario. In the upward interest rate scenarios, net interest income experiences positive changes to interest income due to the level of variable rate loans, the short-term of fixed rate loans and the assumed repricing of our interest bearing liabilities.

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

March 31, 2013

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Corporation adopted this guidance effective 2013, and has elected to present amounts reclassified out of accumulated other comprehensive income in the footnotes to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.	Controls and Procedures

MainStreet’s principal executive officer and principal financial officer has reviewed MainStreet’s disclosure controls and procedures (as defined in 240.13a-15(e) and 240.15d-15(e)) as of the end of the period covered by this quarterly report and based on their evaluation believe that MainStreet’s disclosure controls and procedures are effective. There have not been any changes in our internal control over financial reporting that occurred during the period that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2013

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

Date: May 10, 2013	By	/s/ Brenda H. Smith
Brenda H. Smith
Acting President and Chief Executive Officer
Executive Vice President, Chief Financial Officer
and Corporate Secretary

Index to Exhibits

Number	Description of Exhibit
3(i)*	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.2	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.1#	Employment Agreement by and between MainStreet, Franklin Bank, and Larry A. Heaton (President and CEO of Franklin Bank) dated December 30, 2005 incorporated by reference to the Corporation’s Form 8-K filed January 4, 2006.
10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.
31.1	Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Corporate Secretary Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data File

*	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.

