Form 10-Q
period 2013-06-30
MAINSTREET BANKSHARES INC
filed 2013-08-09
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number	333-86993

MainStreet BankShares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Spruce Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(276) 632-8054

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

Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:     1,713,375 as of August 9, 2013

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page No.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-32

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-51

Item 3	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4	Controls and Procedures	51

PART II OTHER INFORMATION

Item 1	Legal Proceedings	52

Item 1A	Risk Factors	52

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3	Defaults Upon Senior Securities	52

Item 4	Mine Safety Disclosures	52

Item 5	Other Information	52

Item 6	Exhibits	52

	Signatures	53

	Index to Exhibits	54

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited).

2.	Consolidated Statements of Operations for the quarters ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited).

3.	Consolidated Statements of Operations for the year-to-date periods ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited).

4.	Consolidated Statements of Comprehensive Income (Loss) for the quarters ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited).

5.	Consolidated Statements of Comprehensive Income (Loss) for the year-to-date periods ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited).

6.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited).

7.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2013	December 31, 2012

ASSETS

Cash and due from banks	$3,343,008	$3,076,535
Interest-bearing deposits in banks	22,764,214	11,546,938
Federal funds sold	3,644,367	9,414,880
Total Cash and Cash Equivalents	29,751,589	24,038,353
Securities available-for-sale, at fair value	18,191,804	18,836,561
Restricted equity securities	654,600	741,000
Loans held for sale	426,500	432,000

Loans:
Total Gross Loans	128,365,923	134,414,366
Unearned deferred fees and costs, net	73,611	78,300
Loans, net of unearned deferred fees and costs	128,439,534	134,492,666
Less: Allowance for loan losses	(2,916,994)	(2,602,098)
Net Loans	125,522,540	131,890,568
Bank premises and equipment, net	1,557,052	1,566,987
Accrued interest receivable	452,702	552,402
Bank owned life insurance	1,080,412	1,061,440
Other real estate owned, net of valuation allowance	44,160	1,441,722
Other assets	2,085,893	2,549,955

TOTAL ASSETS	$179,767,252	$183,110,988

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$27,649,962	$22,819,544
Interest bearing deposits	126,295,134	127,759,824
Total Deposits	153,945,096	150,579,368

Repurchase agreements	—	6,000,000
Accrued interest payable and other liabilities	2,061,231	2,281,247
Total Liabilities	156,006,327	158,860,615

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at June 30, 2013 and December 31, 2012, respectively	17,866,890	17,866,890
Retained earnings	5,857,243	5,956,926
Accumulated other comprehensive income	36,792	426,557
Total Shareholders’ Equity	23,760,925	24,250,373

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$179,767,252	$183,110,988

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Interest and Dividend Income:
Interest and fees on loans	$1,717,012	$1,923,875
Interest on interest-bearing deposits	10,971	6,003
Interest on federal funds sold	2,082	3,033
Interest on securities available-for-sale:
Taxable	68,956	133,726
Nontaxable	17,571	13,819
Dividends on restricted equity securities	8,199	8,009
Total Interest and Dividend Income	1,824,791	2,088,465

Interest Expense:
Interest on deposits	278,657	348,423
Interest on short-term borrowings	1	1
Interest on repurchase agreements	—	134,149
Total Interest Expense	278,658	482,573

Net Interest Income	1,546,133	1,605,892
Provision for (Recovery of) loan losses	1,064,897	(27,413)

Net Interest Income After Provision for (Recovery of) Loan Losses	481,236	1,633,305

Noninterest Income:
Service charges on deposit accounts	59,217	60,542
Mortgage commissions	77,557	69,921
Electronic card fees	48,168	46,741
Investment fee income	48,754	35,121
Income on bank owned life insurance	9,533	27,972
Gain on securities sold/called	47,194	1,848
Other fee income and miscellaneous income	45,292	28,940
Total Noninterest Income	335,715	271,085

Noninterest Expense:
Salaries and employee benefits	677,275	696,267
Occupancy and equipment expense	189,243	202,748
Professional fees	59,373	59,986
Outside processing	104,055	131,337
FDIC assessment	50,866	65,058
Franchise tax	54,000	50,001
Regulatory examination fees	26,304	27,700
Other real estate and repossessions	42,761	351,530
Other expenses	136,436	157,831
Total Noninterest Expense	1,340,313	1,742,458
Net Income (Loss) Before Tax	$(523,362)	$161,932
Income Tax Expense (Benefit)	(187,822)	39,883
Net Income (Loss)	$(335,540)	$122,049
Basic Net Income (Loss) Per Common Share	$(.20)	$.07
Diluted Net Income (Loss) Per Common Share	$(.20)	$.07

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Interest and Dividend Income:
Interest and fees on loans	$3,487,050	$3,867,253
Interest on interest-bearing deposits	18,111	14,483
Interest on federal funds sold	3,668	7,011
Interest on securities available-for-sale:
Taxable	146,088	267,167
Nontaxable	34,215	23,689
Dividends on restricted equity securities	16,508	15,829
Total Interest and Dividend Income	3,705,640	4,195,432

Interest Expense:
Interest on deposits	565,266	732,371
Interest on short-term borrowings	1	1
Interest on repurchase agreements	595	268,298
Total Interest Expense	565,862	1,000,670

Net Interest Income	3,139,778	3,194,762
Provision for loan losses	1,252,502	173,870

Net Interest Income After Provision for Loan Losses	1,887,276	3,020,892

Noninterest Income:
Service charges on deposit accounts	129,205	125,543
Mortgage commissions	151,543	99,895
Electronic card fees	91,934	88,872
Investment fee income	89,998	100,459
Income on bank owned life insurance	18,972	55,575
Gain on securities sold/called	47,194	1,848
Other fee income and miscellaneous income	72,748	59,435
Total Noninterest Income	601,594	531,627

Noninterest Expense:
Salaries and employee benefits	1,341,604	1,420,744
Occupancy and equipment expense	379,430	413,750
Professional fees	119,514	127,974
Outside processing	208,848	259,726
FDIC assessment	104,795	132,125
Franchise tax	108,000	100,002
Regulatory examination fees	52,607	55,400
Other real estate and repossessions	104,999	494,532
Other expenses	249,886	260,242
Total Noninterest Expense	2,669,683	3,264,495
Net Income (Loss) Before Tax	$(180,813)	$288,024
Income Tax Expense (Benefit)	(81,130)	68,680
Net Income (Loss)	$(99,683)	$219,344
Basic Net Income (Loss) Per Common Share	$(.06)	$.13
Diluted Net Income (Loss) Per Common Share	$(.06)	$.13

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Net Income (Loss)	$(335,540)	$122,049
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(484,858)	83,078
Deferred income tax (expense) benefit on unrealized holding losses or gains on securities available for sale	164,851	(28,246)
Less reclassification adjustments for gains included in net income	(47,194)	(1,848)
Tax related to realized gain on securities sold	16,046	628
Other Comprehensive Income (Loss)	(351,155)	53,612
Total Comprehensive Income (Loss)	$(686,695)	$175,661

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net Income (Loss)	$(99,683)	$219,344
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(543,358)	25,125
Deferred income tax (expense) benefit on unrealized holding losses or gains on securities available for sale	184,741	(8,541)
Less reclassification adjustments for gains included in net income	(47,194)	(1,848)
Tax related to realized gain on securities sold	16,046	628
Other Comprehensive Income (Loss)	(389,765)	15,364
Total Comprehensive Income (Loss)	$(489,448)	$234,708

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows From Operating Activities
Net income (loss)	$(99,683)	$219,344
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,252,502	173,870
Depreciation and amortization	78,008	98,089
Amortization of discounts and premiums, net	98,928	95,997
Gain on sale of securities	(47,194)	(1,848)
Loss and impairment on other real estate owned and repossessions	61,074	424,963
Deferred tax expense	372,991	198,794
Change in loans held for sale	5,500	(1,033,045)
(Increase) decrease in accrued interest receivable	99,700	(1,341)
(Increase) decrease in other assets	205,709	(9,531)
Increase in value of bank owned life insurance	(18,972)	(55,575)
Change in reserve for unfunded lending commitments	(3,189)	25,020
Increase in executive retirement plan accrual	60,360	69,903
Payments on executive retirement plan	(140,628)	—
Decrease in accrued interest payable and other liabilities	(136,559)	(17,362)
Net cash provided by operating activities	1,788,547	187,278

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(68,073)	(85,824)
Purchases of securities available for sale	(4,220,991)	(9,577,186)
Calls/maturities/repayments of securities available for sale	3,137,179	6,308,198
Redemptions of restricted equity securities	86,400	69,500
Proceeds from sale of securities	1,086,283	—
Proceeds from sale of other real estate owned and repossessions	1,471,387	2,515,912
Loan originations and principal collections, net	5,066,776	1,501,506
Net cash provided by investing activities	6,558,961	732,106

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	4,830,418	1,734,129
Decrease in interest bearing deposits	(1,464,690)	(9,298,039)
Repayment of repurchase agreement	(6,000,000)	—
Net cash used in financing activities	(2,634,272)	(7,563,910)

Net increase (decrease) in cash and cash equivalents	$5,713,236	$(6,644,526)
Cash and cash equivalents at beginning of period	24,038,353	30,471,513
Cash and cash equivalents at end of period	$29,751,589	$23,826,987

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$628,760	$1,021,490
Cash paid during the period for taxes	$—	$—
Unrealized (loss) gain on securities available for sale	$(590,552)	$23,277
Transfers between loans, other real estate & other assets	$48,750	$2,197,949

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

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

Note 2 – Securities

The amortized costs, unrealized gains and losses and approximate market values of investment securities at June 30, 2013 and December 31, 2012 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$2,194,907	$1,182	$(19,305)	$2,176,784
Mortgage backed securities	10,246,732	201,546	(55,654)	10,392,624
States and political subdivisions	5,530,791	524	(155,499)	5,375,816
Corporates	249,411	—	(2,831)	246,580

Total securities available for sale	$18,221,841	$203,252	$(233,289)	$18,191,804

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$1,464,102	$7,671	$—	$1,471,773
Mortgage backed securities	12,130,273	507,264	—	12,637,537
States and political subdivisions	4,681,671	53,683	(8,103)	4,727,251

Total securities available-for-sale	$18,276,046	$568,618	$(8,103)	$18,836,561

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at June 30, 2013, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$249,411	$246,580
Due after one year but within five years	—	—
Due after five years but within ten years	8,470,235	8,320,354
Due after ten years	9,502,195	9,624,870

	$18,221,841	$18,191,804

There were gross gains of $47,194 and $1,848 recorded on sales and calls of securities available for sale for both the six month periods and three month periods ending June 30, 2013 and June 30, 2012, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

Following demonstrates the unrealized loss position of securities available for sale at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$480,695	$(19,305)	$—	$—	$480,695	$(19,305)
Mortgage backed securities	2,275,099	(55,654)	—	—	2,275,099	(55,654)
States and political subdivisions	4,556,071	(155,499)	—	—	4,556,071	(155,499)
Corporates	246,580	(2,831)	—	—	246,580	(2,831)
Total temporary impaired securities	$7,558,445	$(233,289)	$—	$—	$7,558,445	$(233,289)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)
Total temporarily impaired securities	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At June 30, 2013 and December 31, 2012, there were $7.6 million comprising nineteen securities and $1.2 million comprising three securities, respectively, in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at June 30, 2013 and December 31, 2012.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at June 30, 2013 and December 31, 2012. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $219,500 and $305,900 at June 30, 2013 and December 31, 2012, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Commercial	$10,314,527	$10,439,173
Real Estate:
Construction and land development	18,568,276	21,268,316
Residential 1-4 families:
First liens	35,044,164	35,490,285
Junior liens	6,986,536	7,633,851
Home equity lines	5,922,975	6,093,783
Commercial real estate	50,147,953	51,861,252
Consumer	1,381,492	1,627,706
Total Gross Loans	$128,365,923	$134,414,366
Unearned deferred fees and costs, net	73,611	78,300
Recorded Investment	$128,439,534	$134,492,666

Overdrafts reclassified to loans at June 30, 2013 and December 31, 2012 were $15,728 and $5,287, respectively.

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

June 30, 2013

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2013 and 2012 are as follows:

	2013	2012

Balance at beginning of year	$2,602,098	$3,272,945
Provision for loan losses	1,252,502	173,870
Recoveries	35,179	72,464
Charge-offs	(972,785)	(955,450)
Balance at period end	$2,916,994	$2,563,829

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

A breakdown of the allowance by loan segment for the six months ended June 30, 2013 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098
Charge-offs	(13,722)	(287,331)	(5,568)	(123,659)	(9,052)	(458,992)	(74,461)	—	(972,785)
Recoveries	8,982	5,823	7,449	1,878	—	—	11,047	—	35,179
Provision	27,260	157,108	106,807	120,733	(1,697)	780,945	61,346	—	1,252,502
Ending Balance	$130,856	$642,618	$810,356	$133,799	$77,662	$1,062,026	$9,677	$50,000	$2,916,994

		June 30, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance: Individually evaluated for impairment	$—	$165,389	$186,755	$—	$—	$437,331	$—	$—	$789,475

Ending Balance: Collectively evaluated for impairment	130,856	477,229	623,601	133,799	77,662	624,695	9,677	50,000	2,127,519

	$130,856	$642,618	$810,356	$133,799	$77,662	$1,062,026	$9,677	$50,000	$2,916,994

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

		June 30, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance: Individually evaluated for impairment	$194,624	$1,063,215	$2,135,226	$64,784	$72,290	$2,789,758	$—	$6,319,897

Ending Balance: Collectively evaluated for impairment	10,119,903	17,505,061	32,908,938	6,921,752	5,850,685	47,358,195	1,381,492	122,046,026

	$10,314,527	$18,568,276	$35,044,164	$6,986,536	$5,922,975	$50,147,953	$1,381,492	$128,365,923

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2012 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(186)	(257,796)	(911,535)	(143,849)	—	—	(16,785)	—	(1,330,151)
Recoveries	1,842	8,377	134,305	11,525	3,374	—	13,624	—	173,047
Provision	(48,311)	113,793	378,759	92,362	(13,545)	(84,686)	2,995	44,890	486,257
Ending Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

		December 31, 2012 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance: Individually evaluated for impairment	$—	$268,850	$23,122	$31	$—	$—	$—	$—	$292,003

Ending Balance: Collectively evaluated for impairment	108,336	498,168	678,546	134,816	88,411	740,073	11,745	50,000	2,310,095

	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

		December 31, 2012 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance: Individually evaluated for impairment	$212,738	$1,100,585	$938,555	$225,669	$—	$346,807	$—	$2,824,354

Ending Balance: Collectively evaluated for impairment	10,226,435	20,167,732	34,551,729	7,408,182	6,093,783	51,514,445	1,627,706	131,590,012

	$10,439,173	$21,268,317	$35,490,284	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

An age analysis of past due loans as of June 30, 2013 is as follows:

	Loans	Loans	Loans 90				Accruing Loans 90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$2,372	$—	$—	$2,372	$10,312,155	$10,314,527	$—	$—
Real Estate:
Construction and land development	162,767	169,804	573,864	906,435	17,661,841	18,568,276	—	860,230
Residential 1-4 Families
First Liens	808,835	276,759	995,889	2,081,483	32,962,681	35,044,164	—	1,898,720
Junior Liens	479,544	—	15,881	495,425	6,491,111	6,986,536	—	35,282
Home Equity lines	—	—	—	—	5,922,975	5,922,975	—	72,290
Commercial Real Estate	149,403	—	—	149,403	49,998,550	50,147,953	—	2,450,835
Consumer	5,041	79	—	5,120	1,376,372	1,381,492	—	—

	$1,607,962	$446,642	$1,585,634	$3,640,238	$124,725,685	$128,365,923	$—	$5,317,357

An age analysis of past due loans as of December 31, 2012 is as follows:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Accruing Loans 90 or More Days Past Due (Included in Past Dues)	Nonaccrual Loans (Included in Past Dues & Current)
Commercial	$1,612	$—	$—	$1,612	$10,437,561	$10,439,173	$—	$—
Real Estate:
Construction and land development	338,195	88,022	364,099	790,316	20,478,000	21,268,316	3,485	447,542
Residential 1-4 Families
First Liens	751,946	—	291,682	1,043,628	34,446,657	35,490,285	—	938,556
Junior Liens	19,000	—	128,905	147,905	7,485,946	7,633,851	—	129,591
Home Equity lines	—	—	—	—	6,093,783	6,093,783	—	—
Commercial Real Estate	329,921	—	—	329,921	51,531,331	51,861,252	—	—
Consumer	4,262	—	—	4,262	1,623,444	1,627,706	—	—

	$1,444,936	$88,022	$784,686	$2,317,644	$132,096,722	$134,414,366	$3,485	$1,515,689

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

Impaired loans at June 30, 2013 are as follows:

	Unpaid Contractual Principal	Recorded Investment with Related	Recorded Investment with No Related	Related	Average Recorded	Interest Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$194,624	$—	$194,624	$—	$205,013	$—
Real Estate:
Construction and land development	1,071,956	503,464	559,751	165,389	1,139,748	7,524
Residential 1-4 Families
First Liens	2,140,422	1,367,935	767,291	186,755	1,498,221	17,198
Junior Liens	111,523	—	64,784	—	285,205	2,060
Home Equity lines	81,342	—	72,290	—	51,472	263
Commercial Real Estate	2,789,758	1,898,387	891,371	437,331	1,159,790	15,216
Consumer	—	—	—	—	—	—

	$6,389,625	$3,769,786	$2,550,111	$789,475	$4,339,449	$42,261

Impaired loans at December 31, 2012 are as follows:

	Unpaid Contractual Principal	Recorded Investment with Related	Recorded Investment with No Related	Related	Average Recorded	Interest Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$212,738	$—	$212,738	$—	$170,618	$14,359
Real Estate:
Construction and land development	1,345,286	268,850	831,735	268,850	1,044,368	17,765
Residential 1-4 Families
First Liens	943,996	238,722	699,833	23,122	2,700,973	17,067
Junior Liens	229,886	52,031	173,638	31	390,654	10,898
Home Equity lines	—	—	—	—	77,775	—
Commercial Real Estate	346,807	—	346,807	—	1,259,284	13,608
Consumer	—	—	—	—	20,098	—

	$3,078,713	$559,603	$2,264,751	$292,003	$5,663,770	$73,697

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

The Corporation assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs). During the three months and six months ending June 30, 2013, the Corporation modified one loan that was considered to be a TDR. The Corporation lowered the payment on the loan, which extended the amortization out of policy guidelines, in order to allow the borrower time to attract new tenants. The following table presents information relating to the loan modified as TDR during the three and six months ended June 30, 2013.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$1,898,387	$1,898,387
Total	1	$1,898,387	$1,898,387

For the three and six months ended June 30, 2012, the Corporation modified three loans considered to be a TDR. The commercial loan restructured was a renewal of an existing loan for a short period of time to allow the borrower to come up with an action plan. The borrower’s debt service ration had declined moving the credit to a criticized asset. The construction and land development loan was the renewal of a criticized credit for a short term to allow the borrower to sell assets. The commercial real estate loan was the restructure of a stale line of credit into an amortizing loan of a criticized asset. The following table presents information relating to the loans modified as TDRs during the three months and six months ended June 30, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$97,502	$97,502
Real Estate:
Construction and land development	1	323,487	323,487
Residential 1-4 families:
First liens	—	—	—
Junior liens	—	—	—
Home Equity Lines	—	—	—
Commercial Real Estate	1	354,156	354,156
Consumer	—	—	—
Total	3	$775,145	$775,145

There were no troubled debt restructurings modified during the prior twelve months that defaulted during the three and six month periods ended June 30, 2013 and June 30, 2012.

At June 30, 2013 and December 31, 2012 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,002,540 and $1,305,180, respectively. Troubled debt restructurings (not on nonaccrual) actually increased from December 31, 2012 to June 30, 2013 due to the placement of one restructured credit back to accrual status in June of 2013. These loans did not have any additional commitments at June 30, 2013 and December 31, 2012, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower having financial difficulties. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at June 30, 2013 and December 31, 2012, respectively. Troubled debt restructurings are included in the impaired loan disclosures.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

The following table describes the interest earned, reflected in income and lost for the six month periods.

	June 30, 2013	June 30, 2012
Interest that would have been earned	$129,203	$173,195
Interest reflected in income	42,261	258
Lost interest	$86,942	$172,937

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

June 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

		June 30, 2013
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,776,438	$15,354,806	$31,100,007	$6,297,835	$5,845,924	$46,480,894	$1,381,093	$116,236,997
Special Mention	2,373	228,792	167,710	167,772	—	548,266	79	1,114,992
Substandard	535,716	2,819,289	3,589,692	520,929	77,051	2,681,462	320	10,224,459
Doubtful	—	165,389	186,755	—	—	437,331	—	789,475
Loss	—	—	—	—	—	—	—	—

	$10,314,527	$18,568,276	$35,044,164	$6,986,536	$5,922,975	$50,147,953	$1,381,492	$128,365,923

		December 31, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$10,077,178	$18,038,151	$32,046,560	$6,719,907	$5,984,847	$45,339,487	$1,624,080	$119,830,210
Special Mention	169,616	658,199	943,993	228,364	—	4,014,141	—	6,014,313
Substandard	192,379	2,571,966	2,261,010	685,580	108,936	2,507,624	3,626	8,331,121
Doubtful	—	—	238,722	—	—	—	—	238,722
Loss	—	—	—	—	—	—	—	—

	$10,439,173	$21,268,316	$35,490,285	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at June 30, 2013 and December 31, 2012.

There were no overnight federal funds purchased at June 30, 2013 and December 31, 2012.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at June 30, 2013 and December 31, 2012, respectively.

Note 6 – Repurchase Agreements

The Corporation entered into a repurchase agreement with Barclays Capital on January 2, 2008 in the amount of $6,000,000. The repurchase date was January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it was called. Beginning January 2, 2009 the repurchase agreement became callable and could have been called quarterly with two business day’s prior notice. Interest was payable quarterly. The repurchase agreement was collateralized by agency mortgage backed securities.

Note 7 – Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing earnings (loss) per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per common share, basic	1,713,375	$(.20)	1,713,375	$.07
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per common share, diluted	1,713,375	$(.20)	1,713,375	$.07

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per common share, basic	1,713,375	$(.06)	1,713,375	$.13
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per common share, diluted	1,713,375	$(.06)	1,713,375	$.13

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 128,272 and 161,272 for the year-to-date periods ending June 30, 2013 and 2012, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of June 30, 2013, there were 136,527 stock options granted under this Plan of which 822 have been exercised, and 7,433 were forfeited. Options in the amount of 33,000 not under the plan expired in June 2013.

As of June 30, 2013 the Corporation has reserved 128,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

Following is a status and summary of changes in stock options during the six months ended June 30, 2013:

			Weighted
		Weighted	Average
	Six Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	June 30, 2013	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(33,000)	9.55
Outstanding at June 30, 2013	128,272	$12.85	1.67	$—
Exercisable at June 30, 2013	128,272	$12.85	1.67	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on changes in the market value of the Corporation’s stock.

As of June 30, 2013 and 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

As of June 30, 2013, stock options and warrants outstanding and exercisable are summarized as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life

12.09	49,403	.50
12.09	43,977	2.40
12.09	9,066	2.50
15.00	5,796	.50
15.00	7,464	4.45
16.75	6,050	.50
16.75	6,516	3.50
$12.09 - $16.75	128,272

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2013, and December 31, 2012 outstanding commitments to extend credit including letters of credit were as follows:

	June 30, 2013	December 31, 2012
Commercial	$3,768,739	$3,507,973
Real Estate:
Construction and land development	1,015,243	1,496,661
Residential 1-4 families
First liens	1,279,530	1,046,761
Junior liens	231,596	209,253
Home Equity lines	7,789,059	7,979,295
Commercial real estate	1,879,878	1,062,715
Consumer	380,462	423,651
Total Outstanding Commitments	$16,344,507	$15,726,309

There are no commitments to extend credit on impaired loans except for letters of credit that are outstanding and cannot be withdrawn. Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without ever being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash outlays for the Corporation.

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

June 30, 2013

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at June 30, 2013 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,176,784	$—	$2,176,784	$—
Mortgage backed securities	10,392,624	—	10,392,624	—
States and political subdivisions	5,375,816	—	5,375,816	—
Corporates	246,580	—	246,580	—
Total available-for-sale securities	$18,191,804	$—	$18,191,804	$—

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012.

		Carrying value at June 30, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$426,500	$—	$426,500	$—
Impaired loans	3,142,402	—	2,673,101	469,301
Other real estate owned	44,160	—	—	44,160
Total assets at fair value	$3,613,062	$—	$3,099,601	$513,461

		Carrying value at December 31, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$432,000	$—	$432,000	$—
Impaired loans	455,820	—	—	455,820
Other real estate owned	1,441,722	—	—	1,441,722
Total assets at fair value	$2,329,542	$—	$432,000	$1,897,542

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2013:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$469,301	Internal evaluations	Internal evaluations	6% - 15% (12%)
Other real estate owned	$44,160	Internal evaluations	Market discount	46% - 66% (57%)

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

June 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

The carrying values and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at June 30, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,343,008	$3,343,008	$—	$—	$3,343,008
Interest-bearing deposits in banks	22,764,214	22,764,214	—	—	22,764,214
Federal funds sold	3,644,367	3,644,367	—	—	3,644,367
Securities available-for-sale	18,191,804	—	18,191,804	—	18,191,804
Restricted equity securities	654,600	—	654,600	—	654,600
Loans held for sale	426,500	—	426,500	—	426,500
Loans, net	125,522,540	—	2,673,101	122,430,682	125,103,783
Accrued interest receivable	452,702	—	452,702	—	452,702
Bank owned life insurance	1,080,412	—	1,080,412	—	1,080,412

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$27,649,962	$—	$27,649,962	$—	$27,649,962
Interest bearing deposits	126,295,134	—	126,758,324	—	126,758,324
Accrued interest payable	113,238	—	113,238	—	113,238

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

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

June 30, 2013

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

Note 14 – Changes in Accumulated Other Comprehensive Income

	For the Three Months Ending June 30, 2013
	Net Unrealized Gains on	Adjustments Related to	Accumulated Other
	Securities available for sale	Post Retirement Benefits	Comprehensive Income

Balance at March 31, 2013	$331,330	$56,617	$387,947

Other comprehensive loss	(351,155)	—	(351,155)

Balance at June 30, 2013	$(19,825)	$56,617	$36,792

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

	For the Six Months Ended June 30, 2013
	Net Unrealized Gains on	Adjustments Related to	Accumulated Other
	Securities available for sale	Post Retirement Benefits	Comprehensive Income

Balance at December 31, 2012	$369,940	$56,617	$426,557

Other comprehensive loss	(389,765)	—	(389,765)

Balance at June 30, 2013	$(19,825)	$56,617	$36,792

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

Within 30 days, Franklin Bank was required to adopt sublimits for concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction loans and determine if any action was necessary to reduce these concentrations. Franklin Bank reviewed and amended these limits and certain concentrations were lowered.

Within 60 days, Franklin Bank was required to do the following:

▪	Franklin Bank was required to establish an effective program for early identification of emerging and potential problem credits to include accurate ratings, accrual status, continued financial analyses, and formal work out plans. Franklin Bank developed an attestation process monthly for loan officers to include risk rating and the accrual status of their loan portfolios. Franklin Bank has a Problem Loan Committee made up of senior management and one Board Loan Committee director that meets monthly. Criticized loan worksheets were enhanced and expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed on the worksheets. Franklin Bank’s internal loan review function reports to the loan committee of the board of directors rather than to management. This committee of the board meets quarterly and reporting has been enhanced to include the overall quality of the loan portfolio; the identification, type, rating, and amount of problem loans; the identification and amount of delinquent loans; credit and collateral documentation exceptions; the identification and status of credit-related violations of law; the identification of the loan officer who originated each loan reported; concentrations of credit; and loans to executive officers and directors.

▪	Franklin Bank was required to develop a written underwriting program to include reasonable amortization of speculative lot and single family housing construction loans and ensure updated appraisals are documented. Our credit policy was amended to address the amortization periods. Personnel have been designated to ensure the reporting system has updated appraisals and evaluations. All files were reviewed to ensure correct appraisal information. A credit analyst position was created in December 2008. The analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, new software was purchased to assist with this process and to assist the credit analyst and lenders in the risk rating of loans.
▪	Franklin Bank also had to eliminate the basis of criticism of assets criticized by the OCC. Franklin Bank has dedicated an experienced employee to work through problem assets. The other actions described above also assist in achieving compliance with this requirement. Franklin Bank continually strives to lower its problem assets.
▪	Franklin Bank was required to enhance its asset liability management policy to ensure monitoring of its liquidity position which included more detailed reporting to the Board. The Agreement also required Franklin Bank to increase its liquidity immediately and to take action to ensure adequate sources of liquidity. Franklin Bank increased its sources by adding correspondent bank lines; becoming a member of QwickRate (an internet certificate of deposit program); becoming a member of the Certificate of Deposit Account Registry Service (“CDARS”); and partnering with certain institutions to acquire brokered deposits. According to the Agreement, brokered deposits cannot exceed 15% of total deposits. At June 30, 2013 and December 31, 2012, brokered deposits were $5.2 million and $5.3 million, respectively, and were less than 5% of total deposits in both comparisons. Franklin Bank also participated loans during the first half of 2009 which improved our liquidity. Franklin Bank revised its Contingency Liquidity Plan to include crises relevant to current balance sheet composition. New reports created to assist with asset liability and liquidity include a maturity schedule of certificates of deposit; the volatility of demand deposits; loan commitments and letters of credit; borrowing lines and continued availability; an analysis of the impact of decreased cash flow from the loss of income from nonperforming loans and loans sold or participated; rolling sources and uses report; rollover risk analysis; and prioritization of funding sources and uses. Franklin Bank was required to review and enhance the analysis of the allowance for loan losses. The Bank has continued to review and enhance the process.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

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

June 30, 2013

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

Overview

We continue 2013 with a low interest rate environment, which has negatively impacted the loan demand in our market and our net interest margin. Despite these continued challenges and an increase in our nonaccrual loans, we are pleased to report a dramatic improvement in our other real estate properties. Our aggressive approach has allowed us to move substantially all of our foreclosed assets off our balance sheet. We will continue to maintain an aggressive posture in resolving problem assets throughout 2013. We believe this strategy will strengthen the Company’s position and prepare us for future growth.

Total assets at June 30, 2013 were $179.8 million compared to $183.1 million at year-end December 31, 2012, a decline of $3.3 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs and due to the repayment of our $6.0 million repurchase agreement in January 2013. Due to the maturity and repayment of all repurchase agreements, we now have additional securities that can be utilized and pledged for other purposes as needed. In addition, the resolution of problem credits and soft loan demand have caused our loans to decline. At June 30, 2013, loans, net of unearned deferred fees and costs, declined $6.1 million from year-end 2012. Securities available for sale declined $0.6 million from December 31, 2012 primarily due to calls of securities, pay downs on mortgage backed securities, and sales of securities, all offset by purchases during 2013. Deposits increased $3.3 million. Although total deposits increased, our higher cost time deposits declined. Other real estate owned has declined by $1.4 million due to sales, net of transfers into other real estate from loans, of properties under a continued aggressive approach to rid the balance sheet of nonperforming assets. The intentional shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents increased from year-end 2012 by $5.8 million. Liquidity continues to be an important focus for our Company during these tumultuous times and our liquid assets were 30.31% of total liabilities at June 30, 2013 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall interest bearing deposits. We maintained our core relationships as can be evidenced by the increase in demand deposits which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels. Nonperforming loans increased $3.5 million from year end 2012 to June 30, 2013. This increase is primarily due to an increase in nonaccrual loans. Troubled debt restructurings (not on nonaccrual) actually declined by $302,640 during the first six months of 2013. Our loans rated special mention and lower (excluding troubled debt restructurings and those in nonaccrual status) actually declined at June 30, 2013 as compared to year end 2012. We transferred $48,750 of loans into other real estate and other repossessed assets during the first six months of 2013. Our other real estate properties declined to $44,160 at June 30, 2013 compared to $1.4 million at December 31, 2012. Substantially all properties have been sold. Of the remaining properties in our portfolio at June 30, 2013, one of those properties was under contract and settled in July 2013. We are taking a continued aggressive approach to our other real estate properties to rid our balance sheet of nonperforming assets.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

Total shareholders’ equity was $23.8 million at June 30, 2013. MainStreet and Franklin Bank were well capitalized at June 30, 2013 under bank regulatory capital classifications. The book value of shareholders’ equity at June 30, 2013 was $13.87 per share.

Our year-to-date net loss at June 30, 2013 was $(99,683), or $(.06) per common basic share. This income equated to an annualized return on average assets of (0.11)% and an annualized return on average shareholders’ equity of (0.82)%. Net income for the same period in 2012 was $219,344, or $.13 per common basic share. This equated to an annualized return on average assets and annualized return on average shareholders’ equity of .22% and 1.96%, respectively. Credit related expenses such as losses on sales of other real estate properties, impairment losses on other real estate properties, and loss of interest on nonaccrual loans continue to negatively impact our operating results. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $1,357,501 and $668,402 in expense for the six month periods ending June 30, 2013 and June 30, 2012, respectively.

Net loss for the second quarter of 2013 was $(335,540), or $(.20) per common basic share as compared to net income in the amount of $122,049, or $.07 per common basic share for the second quarter of 2012. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $1,107,658 and $324,117 for the quarters ended June 30, 2013 and 2012, respectively. Credit related issues continue to have a negative impact on our Company’s net income.

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

Net interest income for the six month period ending June 30, 2013 and 2012 was $3,139,778 and $3,194,762, respectively, a modest decrease of $54,984, or 1.72%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to lost interest income on continued elevated levels of nonaccrual loans. For the six months ending June 30, 2013 and 2012, the net interest margin was 3.72% and 3.48%, respectively, a 24 basis point increase. The yield on interest earning assets for the year-to-date period ending June 30, 2013 was 4.38% compared to 4.56% for the year-to-date period ending June 30, 2012, a decrease of 18 basis points. However, the funding side of the interest margin also dropped during this time period by a favorable 42 basis points in the year-to-year comparison. The maturity of our repurchase agreements has had a positive impact on our net interest margin this year and will continue going forward. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest on loans improved during this time period. Lost interest for the six month periods ending June 30, 2013 and 2012 was $86,942 and $172,937, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

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

The net interest margin and net interest income have shown improvement with the maturity of our repurchase agreements. The rates on these repurchase agreements were above current market rates. Of these repurchase agreements, $7.5 million matured in September 2012 and $6.0 million matured in early January 2013.

Net interest income for the three month periods ending June 30, 2013 and 2012 was $1,546,133 and $1,605,892, respectively, a decline of $59,759, or 3.72%. This equated to a net interest margin of 3.60% and 3.44% at June 30, 2013 and 2012, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

Provision expense for the first six months of 2013 and 2012 was $1,252,502 and $173,870, respectively. Our loan portfolio, net of unearned deferred fees and costs, declined $6.1 million or 4.50% from year-end 2012. Gross charge-offs year-to-date 2013 were $972,785 compared to $955,450 year-to-date 2012. We transferred $48,750 from loans to other real estate and other repossessed assets during the year-to-date period ending June 30, 2013. The allowance for loan losses was $2.9 million at June 30, 2013 and $2.6 million at December 31, 2012, an increase of $.3 million, which is discussed below. The allowance for loan losses was 2.27% and 1.93% of loans net of unearned deferred fees and costs at June 30, 2013 and December 31, 2012, respectively. Our criticized and classified loans that are evaluated by historical loss migration decreased $5,329,753 at June 30, 2013 compared to year-end 2012. The loans evaluated collectively by pools decreased $4.3 million at June 30, 2013 versus December 31, 2012. Impaired loans evaluated individually were $6.3 million and $2.8 million at June 30, 2013 and December 31, 2012, respectively, with specific reserves of $789,475 and $292,003, respectively. The increase in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2012 was primarily due to higher specific reserves on nonaccrual loans, all offset by a decrease in adverse rated loans and lower loan volumes evaluated collectively by pools. The allowance for loan losses was not replenished by the full $972,785 of gross charge offs because $268,850 of that total gross charge off amount was provided for in our allowance for loan losses at year-end 2012 as a specific reserve. The unallocated amount remained the same from year end 2012. Net charge-offs of $937,606 and $882,986 for the first six months of 2013 and 2012 equated to 1.44% and 1.26%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

Provision expense for the second quarter of 2013 and 2012 was $1,064,897 and $(27,413), respectively. The allowance for loan losses was $2.9 million at June 30, 2013 and $2.4 million at March 31, 2013. The allowance for loan losses was 2.27% and 1.86% of loans net of unearned at June 30, 2013 and March 31, 2013, respectively. Our criticized and classified loans that are evaluated by historical loss migration declined $6.1 million at June 30, 2013 compared to prior quarter end. The loans evaluated collectively by pools increased $1.1 million at June 30, 2013 versus March 31, 2013. Impaired loans evaluated individually were $6.3 million and $3.9 million at June 30, 2013 and March 31, 2013, respectively, with specific reserves of $789,475 and $94,501, respectively. The increase in the allowance for loan losses to loans, net of unearned deferred fees, for the second quarter of 2013 over first quarter of 2013 was primarily due to higher specific reserves on nonaccrual loans and higher loan volumes evaluated collectively by pools, all offset by a decrease in adverse rated loans. Gross charges offs and recoveries for the second quarter of 2013 were $603,197 and $24,438, respectively. Net charge-offs of $578,759 for the three months of the second quarter of 2013 equated to 1.79%, of quarterly average loans outstanding net of unearned income and deferred fees.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings, and other impaired loans.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

	June 30, 2013	December 31, 2012
Commercial	$194,624	$212,738
Real Estate:
Construction and land development	1,063,215	1,100,585
Residential 1-4 families:
First liens	2,135,226	938,555
Junior liens	64,784	225,669
Home equity loans	72,290	—
Commercial real estate	2,789,758	346,807
Consumer	—	—
Total Nonperforming Loans	$6,319,897	$2,824,354

Total nonperforming loans experienced an increase in the amount of $3,495,543 or 123.76% at June 30, 2013 as compared to December 31, 2012. Nonaccrual loans (included in the impaired loans above) were $5,317,357 and $1,515,689 at June 30, 2013 and December 31, 2012, respectively, which represented 4.14% and 1.13%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At June 30, 2013 loans secured by commercial real estate were the largest category of impaired loans at $2.8 million. At December 31, 2012 construction and land development loans were the largest category of impaired loans at $1.1 million. Loans secured by residential 1-4 family first liens were the next largest of the impaired loan categories at June 30, 2013 at $2.1 million. Residential 1-4 family first liens were the next largest of the impaired loan categories at December 31, 2012 at $.9 million.

Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties at depressed prices to repay the loan. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio. The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below. There is continued economic pressure on consumers and business enterprises and unemployment is at 5.4% (May 2013 data). Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result. Until unemployment declines and consumer confidence increases, these trends may continue. While we continue to address our asset quality issues and have shown great improvement, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

Noninterest Income

Total noninterest income was $601,594 and $531,627 for the six months ending June 30, 2013 and 2012, respectively, an increase of $69,967, or 13.16%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 6/30/13	YTD 6/30/12	Dollar Change	Percentage Change
Service charges on deposit accounts	$129,205	$125,543	$3,662	2.92%
Mortgage commissions	151,543	99,895	51,648	51.70
Electronic card fees	91,934	88,872	3,062	3.45
Investment fee income	89,998	100,459	(10,461)	(10.41)
Income on bank owned life insurance	18,972	55,575	(36,603)	(65.86)
Gain on securities sold/called	47,194	1,848	45,346	2,453.79
Other fee income & miscellaneous	72,748	59,435	13,313	22.40

As noted above, total noninterest income increased $69,967 for the six months ending June 30, 2013 compared to the six months ending June 30, 2012. Service charges on deposit accounts increased $3,662 in the year to year comparison. This increase is primarily due to an increase in NSF charges. Mortgage commissions demonstrated a substantial increase in the year to year comparison by $51,648, or 51.70%; however, volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. This new process allows us to change our commission levels and has increased our income. Electronic card fees experienced an increase of $3,062 or 3.45% for the six months ended June 30, 2013 as compared to June 30, 2012. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first six months of 2013 and 2012 was $89,998 and $100,459, respectively, a decrease of $10,461, or 10.41%. Franklin Bank has bank owned life insurance on the lives of its executive officers. Currently, there is only one executive officer due to the tragic death of Larry Heaton in December 2012. The balance at June 30, 2013 was $1.1 million. Income on this investment declined $36,603 or 65.86% compared to the prior year. Gains on securities sold or called increased by $45,346 in the year to year comparison. Other fee income and miscellaneous income experienced an increase of $13,313, or 22.40%. This increase is primarily due to an increase in miscellaneous income and title fee income. Franklin Bank has elected to present assets and liabilities related to derivatives on its mortgage loans held for sale on a gross basis. Derivatives in a gain position are recorded as other assets and those in a loss position are recorded as other liabilities, with the offset being miscellaneous income and miscellaneous expense, respectively. This quarterly entry can cause fluctuations in these accounts, as $11,237 has been recorded to noninterest income in the six months ending June 30, 2013. Title fee income increased by $1,143 in the year to year comparison. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank.

Total noninterest income was $335,715 and $271,085 for the three months ending June 30, 2013 and 2012, respectively, an increase of $64,630 or 23.84%. The following chart demonstrates the categories of change:

Noninterest Income	QTD 6/30/13	QTD 6/30/12	Dollar Change	Percentage Change
Service charges on deposit accounts	$59,217	$60,542	$(1,325)	(2.19)%
Mortgage commissions	77,557	69,921	7,636	10.92
Electronic card fees	48,168	46,741	1,427	3.05
Investment fee income	48,754	35,121	13,633	38.82
Income on bank owned life insurance	9,533	27,972	(18,439)	(65.92)
Gain on securities sold/called	47,194	1,848	45,346	2,453.79
Other fee income & miscellaneous	45,292	28,940	16,352	56.50

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

The same comments concerning noninterest income in the year to year comparison also apply to the variances that occurred in the quarter to quarter comparison. Overall noninterest income increased in all of the categories with the exception of service charges on deposit accounts and income on bank owned life insurance. Service charges on deposit accounts declined primarily due to a decline in NSF fee income.

Noninterest Expense

Total noninterest expense was $2,669,683 and $3,264,495 for the six month period ending June 30, 2013 and 2012, respectively, a decrease of $594,812, or 18.22%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $205,279, or 7.41%. The following chart shows the categories of noninterest expenses for the six month period ending June 30, 2013 and 2012, the dollar change, and the percentage change:

Expense	YTD 6/30/13	YTD 6/30/12	Dollar Change	Percentage Change
Salaries and employee benefits	$1,341,604	$1,420,744	$(79,140)	(5.57)%
Occupancy and equipment	379,430	413,750	(34,320)	(8.29)
Professional fees	119,514	127,974	(8,460)	(6.61)
Outside processing	208,848	259,726	(50,878)	(19.59)
FDIC Assessment	104,795	132,125	(27,330)	(20.68)
Franchise tax	108,000	100,002	7,998	8.00
Regulatory examination fees	52,607	55,400	(2,793)	(5.04)
Other real estate and repossessions	104,999	494,532	(389,533)	(78.77)
Other expenses	249,886	260,242	(10,356)	(3.98)

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 50.25% and 43.52%, respectively, of total noninterest expense for the six-month periods ending June 30, 2013 and 2012. Our overall costs have decreased in the year-to-year comparison primarily because of the death of Larry Heaton in December 2012. Salaries were frozen in 2012 and 2011. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category declined $34,320 which was attributable to a decline in depreciation expense, rent, repairs and maintenance, and service maintenance expense, all offset by an increase in utilities. Rent expense declined due to the termination of the lease on the 220 North building, which was closed in 2010. Professional fees include fees for audit, legal, and other professional fees and showed a $8,460 decrease in the year to year comparison. Outside processing expenses decreased $50,878 or 19.59% in the year to year comparison primarily due to a decrease in data processing fees and bank insurance costs. FDIC assessment declined $27,330 due to the decline in assets and the new method adopted by the FDIC for its calculation using assets as its base; however, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC insurance premiums 3 years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. However, as stated above, the expense the company has recognized actually has declined due to the new FDIC assessment calculation based upon assets as the base. Franchise tax and regulatory examination fees remained stable in the year to year comparison. Other real estate and repossessions are nonrecurring expenses in the category of noninterest expense. The losses, write-downs and expenses associated with our other real estate properties experienced a significant decrease of $389,533, or 78.77%, compared to the same period in 2012. The Company has taken a more aggressive approach to disposing of its other real estate properties to rid its balance sheet of nonperforming assets. A substantial amount of properties were either sold or written down in 2012. Other expenses decreased $10,356 or 3.98% in the year to year comparison. This decrease was primarily due to decreases in subscriptions and dues, education, supplies, postage, travel, meals and entertainment, and miscellaneous expenses, all offset by an increase in advertising costs and director fees. Miscellaneous expense decreased during 2013 as compared to 2012 due to the recordation of a reserve for undrawn lines and letters of credit, offset by the adjustment of the mortgage loan held for sale derivative.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

Total noninterest expense was $1,340,313 and $1,742,458 for the three month period ending June 30, 2013 and 2012, respectively, a decrease of $402,145 or 23.08%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $93,376 or 6.71%. The following chart shows the categories of noninterest expenses for the three month period ending June 30, 2013 and 2012, the dollar change, and the percentage change:

Expense	QTD 6/30/13	QTD 6/30/12	Dollar Change	Percentage Change
Salaries and employee benefits	$677,275	$696,267	$(18,992)	(2.73)%
Occupancy and equipment	189,243	202,748	(13,505)	(6.66)
Professional fees	59,373	59,986	(613)	(1.02)
Outside processing	104,055	131,337	(27,282)	(20.77)
FDIC Assessment	50,866	65,058	(14,192)	(21.81)
Franchise tax	54,000	50,001	3,999	8.00
Regulatory examination fees	26,304	27,700	(1,396)	(5.04)
Other real estate and repossessions	42,761	351,530	(308,769)	(87.84)
Other expenses	136,436	157,831	(21,395)	(13.56)

Overall, the same explanations for the year to date comparisons are applicable to the quarterly comparisons of noninterest expense. Noninterest expense decreased in all categories with the exception of franchise tax. It remained stable in the quarter to quarter comparison.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at June 30, 2013 and June 30, 2012. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded an income tax benefit and income tax expense in the amounts of $(81,130) and $68,680 for the six month periods ending June 30, 2013 and June 30, 2012, respectively. MainStreet recorded an income tax benefit and income tax expense in the amounts of $(187,822) and $39,883 for the three month periods ending June 30, 2013 and June 30, 2012, respectively.

BALANCE SHEET

Investment Portfolio

The Corporation’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

2)	To use securities to fulfill pledging collateral requirements.
3)	To utilize the maturity/repricing mix of portfolio securities to help balance the overall interest rate risk position of the balance sheet.
4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, municipal bonds, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at June 30, 2013 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

	June 30, 2013		December 31, 2012
Commercial	$10,314,527	8.03	$10,439,173	7.77%
Real Estate:
Construction & land development	18,568,276	14.47	21,268,316	15.82
Residential 1-4 families:
First liens	35,044,164	27.30	35,490,285	26.41
Junior liens	6,986,536	5.44	7,633,851	5.68
Home equity lines	5,922,975	4.61	6,093,783	4.53
Commercial real estate	50,147,953	39.07	51,861,252	38.58
Consumer	1,381,492	1.08	1,627,706	1.21
Total Gross Loans	$128,365,923	100.00%	$134,414,366	100.00%
Unearned deferred fees & costs, net	73,611		78,300
Recorded Investment	$128,439,534		$134,492,666

Gross loans declined $6,048,443, or 4.50% at June 30, 2013 compared to December 31, 2012. As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans. These loans represented 90.89% and 91.02% of gross loans at June 30, 2013 and December 31, 2012, respectively. Accordingly, the Bank took steps to reduce certain concentrations within the real estate loans, including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continues to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan categories. Our loan to deposit ratio for June 30, 2013 was 83.43% compared to 89.32% at December 31, 2012, a decline of 5.89%. We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

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

June 30, 2013

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

	June 30, 2013
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$361,860	$684,238	$789,083	$1,835,181
Real Estate
Construction and land development	2,671,688	4,078,836	2,470,463	9,220,987
Residential, 1-4 families
First Liens	3,985,736	803,406	8,524,042	13,313,184
Junior Liens	692,093	—	597,387	1,289,480
Home Equity Lines	9,828	—	310,447	320,275
Commercial real estate	2,764,363	—	23,987,509	26,751,872
Consumer	5,563	—	14,597	20,160
Total	$10,491,131	$5,566,480	$36,693,528	$52,751,139

	December 31, 2012
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$383,219	$580,462	$758,289	$1,721,970
Real Estate
Construction and land development	2,776,618	4,364,771	2,669,695	9,811,084
Residential, 1-4 families
First Liens	4,292,479	1,324,124	6,739,075	12,355,678
Junior Liens	900,379	—	616,553	1,516,932
Home Equity Lines	19,881	—	—	19,881
Commercial real estate	3,971,666	—	22,907,145	26,878,811
Consumer	6,457	—	3,000	9,457
Total	$12,350,699	$6,269,357	$33,693,757	$52,313,813

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

	June 30, 2013
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$—	$—	$—
Speculative lot loans	4,652,099	3,327,530	1,324,569
Speculative single-family housing construction	2,587,051	1,325,049	1,262,002

	December 31, 2012
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$124,964	$124,964	$—
Speculative lot loans	4,912,535	3,086,490	1,826,045
Speculative single-family housing construction	4,275,965	1,802,221	2,473,744

Overall, our concentrations continue to decline due to our efforts to lower them and due to the economy.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	June 30, 2013	December 31, 2012
Nonaccrual loans and leases	$5,317,357	$1,515,689
Loans past due 90 days or more and still accruing	—	3,485
Troubled debt restructurings (not on nonaccrual)	1,002,540	1,305,180
Other impaired loans	—	—
Total nonperforming loans	6,319,897	2,824,354
Foreclosed real estate	44,160	1,441,722
Other foreclosed property	25,000	111,149
Total foreclosed property	69,160	1,552,871
Total nonperforming assets	$6,389,057	$4,377,225

Impaired loans totaled $6,319,897 and $2,824,354 at June 30, 2013 and December 31, 2012, respectively. Nonaccrual loans increased $3,801,668 at June 30, 2013 compared to year end 2012. Troubled debt restructurings (not on nonaccrual) decreased $302,640 from year end 2012. Loans past due more than 90 days, and still accruing, decreased by $3,485 at June 30, 2013 as compared to year end 2012. There were no other impaired loans at June 30, 2013 or December 31, 2012. We are continuing to work with our troubled borrowers. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

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

Deposits

Total deposits at June 30, 2013 and December 31, 2012 were $153,945,096 and $150,579,368, respectively, an increase of $3,365,728, or 2.24%. We continue in 2013 our strategy to lower overall deposit costs, which is discussed in more detail below. The deposit mix was as follows:

	June 30, 2013		December 31, 2012
Demand deposits	$27,649,962	17.96%	$22,819,544	15.15%
Interest checking deposits	10,962,736	7.12	8,882,374	5.90
Money market deposits	23,209,659	15.08	19,929,905	13.24
Savings deposits	15,451,921	10.04	14,672,674	9.74
Time deposits $100,000 and over	35,160,568	22.84	36,757,507	24.41
Other time deposits	41,510,250	26.96	47,517,364	31.56

Total	$153,945,096	100.00%	$150,579,368	100.00%

The largest component of deposits continues to be time deposits including those $100,000 and over representing 49.80% of total deposits at June 30, 2013 compared to 55.97% at December 31, 2012. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen by the increase in demand deposits, which do not pay interest. Demand deposits are now 17.96% of total deposits as compared to 15.15% at December 31, 2012. The dollar amount of our demand deposits has also increased $4.8 million from year end 2012. A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Savings accounts and interest checking accounts each increased as a percentage of total deposits along with the dollar amount. Money market deposits increased $3,279,754 since year end 2012 and as a percentage of total deposits. Our total deposits have increased $3.4 million since year end 2012 primarily due to an increase in our lower deposit cost accounts, offset by a decline in our time deposits. This is all part of our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined, although at a slower rate than last year, as they experienced a $7.6 million decrease since year end.

Competition remains strong in our market from other depository institutions. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole deposit and loan relationships and not just certificates of deposit. Loan demand has been soft and parallels our deposit strategy. Our strategic plan in 2012, which continues in 2013, also includes continued lowering of our deposit costs to benefit net income, which includes increasing our demand deposits. The overall cost of interest bearing deposits was ..90% and 1.07%, respectively, for the six months ended June 30, 2013 and June 30, 2012. This decline of 17 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

Borrowings

We have several sources for borrowings generally to assist with liquidity. At June 30, 2013 and December 31, 2012, we had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at June 30, 2013 and December 31, 2012 were $97,846,990 and $100,810,587, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at June 30, 2013 and December 31, 2012.

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

Shareholders’ Equity

Total shareholders’ equity was $23,760,925 and $24,250,373 at June 30, 2013 and December 31, 2012, respectively. Book value per share was $13.87 and $14.15 at June 30, 2013 and December 31, 2012, respectively. The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. Franklin Bank was required under the Agreement with the OCC to implement a three year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at June 30, 2013 and December 31, 2012, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution. The following are MainStreet’s capital ratios at:

	June 30, 2013	December 31, 2012
Tier I Leverage Ratio (Actual)	13.19%	13.03%
Tier I Leverage Ratio (Quarterly Ave.)	13.26	13.02
Tier I Risk-Based Capital Ratio	19.20	18.15
Tier II Risk-Based Capital Ratio	20.47	19.41

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

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

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $16,344,507 at June 30, 2013. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At June 30, 2013 and December 31, 2012, we had available credit from borrowing in the amount of $46,479,106, and $47,521,700, respectively. Our ratio of liquid assets to total liabilities at June 30, 2013 and December 31, 2012 was 30.31% and 22.28%, respectively.

Core deposits are the primary foundation for our Corporation’s liquidity. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Due to our strategic efforts to reduce deposit costs, total time deposits have decreased from year end 2012; however, demand deposits, interest checking accounts, money market deposits and savings deposits all increased over 2012 levels and total deposits actually increased $3.4 million from year end 2012. The shrinkage of the balance sheet has had a positive impact on our capital. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. In a reciprocal transaction, the Bank receives the deposits and forwards them to CDARS and receives deposits back, if wanted. We can also bid on deposits in a one-way buy transactions which would allow for new depositors. Based upon our IDC rating, we are not eligible to conduct one-way buy transactions. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $5.2 million as of June 30, 2013 which is less than 5% of total deposits. The Bank is restricted by its Agreement with the OCC to not have more than 15% brokered deposits as a percentage of total deposits. We are well within this margin. At June 30, 2013, this would allow the Bank to gather an additional $17.9 million in brokered deposits. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At June 30, 2013, Franklin Bank had $3.2 million in internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at June 30, 2013 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	7.00%	12.00%
+300 bp	6.25	6.00	9.00
+200 bp	5.25	4.00	7.00
+100 bp	4.25	2.00	3.00
-100 bp	2.25	--	--
-200 bp	1.25	-1.00	-3.00
-300 bp	.25	-2.00	-5.00

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2013

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

N/A

Item 1A	Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

N/A

Item 4	Mine Safety Disclosures

N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 9, 2013	By	/s/ Brenda H. Smith
Brenda H. Smith
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

