Form 10-Q
period 2013-09-30
MAINSTREET BANKSHARES INC
filed 2013-11-14
CIK 1094742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:              1,713,375 as of November 13, 2013

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

		Page No.

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1-32

Item 2	Management’s Discussion and Analysis of Financial	32-50
	Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4	Controls and Procedures	51

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	51

Item 1A	Risk Factors	51

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3	Defaults Upon Senior Securities	51

Item 4	Mine Safety Disclosures	51

Item 5	Other Information	51

Item 6	Exhibits	51

	Signatures	52

	Index to Exhibits	53

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART  I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited).

2.	Consolidated Statements of Operations for the quarters ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited).

3.	Consolidated Statements of Income for the year-to-date periods ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited).

4.	Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited).

5.	Consolidated Statements of Comprehensive Income (Loss) for the year-to-date periods ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited).

6.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited).

7.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2013	December 31, 2012

ASSETS

Cash and due from banks	$3,551,922	$3,076,535
Interest-bearing deposits in banks	15,882,940	11,546,938
Federal funds sold	3,893,428	9,414,880
Total Cash and Cash Equivalents	23,328,290	24,038,353
Securities available-for-sale, at fair value	22,592,604	18,836,561
Restricted equity securities	654,600	741,000
Loans held for sale	—	432,000

Loans:
Total Gross Loans	124,884,132	134,414,366
Unearned deferred fees and costs, net	76,572	78,300
Loans, net of unearned deferred fees and costs	124,960,704	134,492,666
Less: Allowance for loan losses	(2,729,776)	(2,602,098)
Net Loans	122,230,928	131,890,568
Bank premises and equipment, net	1,529,440	1,566,987
Accrued interest receivable	447,674	552,402
Bank owned life insurance	1,090,157	1,061,440
Other real estate owned, net of valuation allowance	398,459	1,441,722
Other assets	2,288,773	2,549,955

TOTAL ASSETS	$174,560,925	$183,110,988

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$27,629,975	$22,819,544
Interest bearing deposits	120,778,421	127,759,824
Total Deposits	148,408,396	150,579,368

Repurchase agreements	—	6,000,000
Accrued interest payable and other liabilities	2,173,282	2,281,247
Total Liabilities	150,581,678	158,860,615

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized
10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000
shares; issued and outstanding 1,713,375 shares at September 30, 2013 and December 31, 2012, respectively	17,866,890	17,866,890
Retained earnings	6,051,305	5,956,926
Accumulated other comprehensive income	61,052	426,557
Total Shareholders’ Equity	23,979,247	24,250,373

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$174,560,925	$183,110,988

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012

Interest and Dividend Income:
Interest and fees on loans	$1,624,693	$1,931,274
Interest on interest-bearing deposits	9,981	7,888
Interest on federal funds sold	2,603	3,619
Interest on securities available-for-sale:
Taxable	80,252	110,406
Nontaxable	18,095	16,602
Dividends on restricted equity securities	7,911	7,817
Total Interest and Dividend Income	1,743,535	2,077,606

Interest Expense:
Interest on deposits	259,546	330,791
Interest on repurchase agreements	—	124,195
Total Interest Expense	259,546	454,986

Net Interest Income	1,483,989	1,622,620
Provision for (Recovery of) loan losses	73,659	(207,119)

Net Interest Income After Provision for (Recovery of)
Loan Losses	1,410,330	1,829,739

Noninterest Income:
Service charges on deposit accounts	59,049	62,449
Mortgage commissions	57,809	80,564
Electronic card fees	49,846	45,742
Investment fee income	36,259	44,806
Income on bank owned life insurance	9,745	28,279
Other fee income and miscellaneous income	7,547	54,454
Total Noninterest Income	220,255	316,294

Noninterest Expense:
Salaries and employee benefits	724,413	702,270
Occupancy and equipment expense	194,399	193,973
Professional fees	50,014	73,373
Outside processing	99,886	128,194
FDIC assessment	58,754	61,840
Franchise tax	54,000	50,001
Regulatory examination fees	21,662	27,390
Other real estate and repossessions	21,505	821,318
Other expenses	126,535	161,734
Total Noninterest Expense	1,351,168	2,220,093

Net Income (Loss) Before Tax	$279,417	$(74,060)
Income Tax Expense (Benefit)	85,355	(41,359)
Net Income (Loss)	$194,062	$(32,701)
Basic Net Income (Loss) Per Common Share	$.11	$(.02)
Diluted Net Income (Loss) Per Common Share	$.11	$(.02)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012

Interest and Dividend Income:
Interest and fees on loans	$5,111,743	$5,798,527
Interest on interest-bearing deposits	28,092	22,371
Interest on federal funds sold	6,271	10,630
Interest on securities available-for-sale:
Taxable	226,340	377,573
Nontaxable	52,310	40,291
Dividends on restricted equity securities	24,419	23,646
Total Interest and Dividend Income	5,449,175	6,273,038

Interest Expense:
Interest on deposits	824,812	1,063,162
Interest on short-term borrowings	1	1
Interest on repurchase agreements	595	392,493
Total Interest Expense	825,408	1,455,656

Net Interest Income	4,623,767	4,817,382
Provision for (Recovery of) loan losses	1,326,161	(33,249)

Net Interest Income After Provision for (Recovery of)
Loan Losses	3,297,606	4,850,631

Noninterest Income:
Service charges on deposit accounts	188,254	187,992
Mortgage commissions	209,352	180,459
Electronic card fees	141,780	134,614
Investment fee income	126,257	145,265
Income on bank owned life insurance	28,717	83,854
Gain on securities sold/called	47,194	1,848
Other fee income and miscellaneous income	80,295	113,889
Total Noninterest Income	821,849	847,921

Noninterest Expense:
Salaries and employee benefits	2,066,017	2,123,014
Occupancy and equipment expense	573,829	607,723
Professional fees	169,528	201,347
Outside processing	308,734	387,920
FDIC assessment	163,549	193,965
Franchise tax	162,000	150,003
Regulatory examination fees	74,269	82,790
Other real estate and repossessions	126,504	1,315,850
Other expenses	376,421	421,976
Total Noninterest Expense	4,020,851	5,484,588
Net Income Before Tax	$98,604	$213,964
Income Tax Expense	4,225	27,321
Net Income	$94,379	$186,643
Basic Net Income Per Common Share	$.06	$.11
Diluted Net Income Per Common Share	$.06	$.11

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012
Net Income (Loss)	$194,062	$(32,701)
Other Comprehensive Income:
Net unrealized holding gains on securities available for sale during the period	36,757	145,449
Deferred income tax expense on unrealized holding gains on securities available for sale	(12,497)	(49,453)
Other Comprehensive Income	24,260	95,996
Total Comprehensive Income	$218,322	$63,295

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
Net Income	$94,379	$186,643
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(506,601)	170,574
Deferred income tax (expense) benefit on unrealized holding losses or gains on securities available for sale	172,244	(57,994)
Less reclassification adjustments for gains included in net income	(47,194)	(1,848)
Tax related to realized gain on securities sold	16,046	628
Other Comprehensive Income (Loss)	(365,505)	111,360
Total Comprehensive Income (Loss)	$(271,126)	$298,003

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities
Net income	$94,379	$186,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	1,326,161	(33,249)
Depreciation and amortization	115,594	141,431
Amortization of discounts and premiums, net	145,479	148,145
Gain on sale of securities	(47,194)	(1,848)
Loss and impairment on other real estate owned and repossessions	76,453	1,210,464
Loss on fixed asset disposal	4,215	—
Deferred tax expense (benefit)	93,297	(5,439)
Change in loans held for sale	432,000	—
(Increase) decrease in accrued interest receivable	104,728	(21,654)
Decrease in other assets	260,026	178,272
Increase in value of bank owned life insurance	(28,717)	(83,854)
Change in reserve for unfunded lending commitments	(2,436)	23,586
Increase in executive retirement plan accrual	113,980	104,855
Payments on executive retirement plan	(140,628)	—
Increase (decrease) in accrued interest payable and other liabilities	(78,881)	87,301
Net cash provided by operating activities	2,468,456	1,934,653

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(82,262)	(96,718)
Purchases of securities available for sale	(9,505,740)	(9,862,042)
Calls/maturities/repayments of securities available for sale	4,011,334	9,918,264
Redemptions of restricted equity securities	86,400	89,500
Proceeds from sale of securities	1,086,283	—
Proceeds from sale of other real estate owned and repossessions	1,480,632	3,130,449
Loan originations and principal collections, net	7,915,806	3,424,530
Net cash provided by investing activities	4,992,453	6,603,983

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	4,810,431	3,150,302
Decrease in interest bearing deposits	(6,981,403)	(13,827,907)
Repayment of repurchase agreement	(6,000,000)	(7,500,000)
Net cash used in financing activities	(8,170,972)	(18,177,605)

Net decrease in cash and cash equivalents	$(710,063)	$(9,638,969)
Cash and cash equivalents at beginning of period	24,038,353	30,471,513
Cash and cash equivalents at end of period	$23,328,290	$20,832,544

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$900,248	$1,494,677
Cash paid during the period for taxes	$250,000	$—
Unrealized (loss) gain on securities available for sale	$(553,795)	$168,726
Transfers between loans, other real estate & other assets	$417,673	$2,222,049

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

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

Note 2 – Securities

The amortized costs, unrealized gains and losses and approximate market values of investment securities at September 30, 2013 and December 31, 2012 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$2,691,948	$1,265	$(52,053)	$2,641,160
Mortgage backed securities	13,694,065	263,203	(56,631)	13,900,637
States and political subdivisions	5,704,373	3,436	(151,985)	5,555,824
Corporates	495,498	1,250	(1,765)	494,983

Total securities available for sale	$22,585,884	$269,154	$(262,434)	$22,592,604

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$1,464,102	$7,671	$—	$1,471,773
Mortgage backed securities	12,130,273	507,264	—	12,637,537
States and political subdivisions	4,681,671	53,683	(8,103)	4,727,251

Total securities available-for-sale	$18,276,046	$568,618	$(8,103)	$18,836,561

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at September 30, 2013, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	967,958	962,297
Due after five years but within ten years	9,602,672	9,442,736
Due after ten years	12,015,254	12,187,571

	$22,585,884	$22,592,604

There were gross gains of $47,194 and $1,848 recorded on sales and calls of securities available for sale for the nine month periods ending September 30, 2013 and September 30, 2012, respectively. There were no sales of securities available for sale during the quarters ending September 30, 2013 or September 30, 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Following demonstrates the unrealized loss position of securities available for sale at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$1,935,875	$(52,053)	$—	$—	$1,935,875	$(52,053)
Mortgage backed securities	2,110,879	(56,631)	—	—	2,110,879	(56,631)
States and political subdivisions	4,733,537	(151,985)	—	—	4,733,537	(151,985)
Corporates	247,688	(1,765)	—	—	247,688	(1,765)
Total temporary impaired securities	$9,027,979	$(262,434)	$—	$—	$9,027,979	$(262,434)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)
Total temporarily impaired securities	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At September 30, 2013 and December 31, 2012, there were $9 million comprising twenty-three securities and $1.2 million comprising three securities, respectively, in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at September 30, 2013 and December 31, 2012.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at September 30, 2013 and December 31, 2012. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled ~~$~~219,500 and $305,900 at September 30, 2013 and December 31, 2012, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Commercial	$9,695,348	$10,439,173
Real Estate:
Construction and land development	16,963,023	21,268,316
Residential 1-4 families:
First liens	34,348,159	35,490,285
Junior liens	6,653,851	7,633,851
Home equity lines	5,677,833	6,093,783
Commercial real estate	50,200,074	51,861,252
Consumer	1,345,844	1,627,706
Total Gross Loans	$124,884,132	$134,414,366
Unearned deferred fees and costs, net	76,572	78,300
Recorded Investment	$124,960,704	$134,492,666

Overdrafts reclassified to loans at September 30, 2013 and December 31, 2012 were $3,923 and $5,287, respectively.

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

September 30, 2013

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	2012

Balance at beginning of year	$2,602,098	$3,272,945
Provision for (recovery of) loan losses	1,326,161	(33,249)
Recoveries	52,977	158,553
Charge-offs	(1,251,460)	(989,260)
Balance at period end	$2,729,776	$2,408,989

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

A breakdown of the allowance by loan segment for the nine months ended September 30, 2013 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098
Charge-offs	(36,982)	(393,853)	(129,843)	(148,277)	(9,052)	(458,992)	(74,461)	—	(1,251,460)
Recoveries	9,072	7,623	7,449	15,872	—	—	12,961	—	52,977
Provision	43,776	130,804	125,336	105,220	19,230	842,252	59,543	—	1,326,161
Ending Balance	$124,202	$511,592	$704,610	$107,662	$98,589	$1,123,333	$9,788	$50,000	$2,729,776

		September 30, 2013
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$—	$110,351	$157,955	$—	$—	$490,956	$—	$—	$759,262

Ending Balance:
Collectively evaluated for impairment	124,202	401,241	546,655	107,662	98,589	632,377	9,788	50,000	1,970,514
	$124,202	$511,592	$704,610	$107,662	$98,589	$1,123,333	$9,788	$50,000	$2,729,776

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

		September 30, 2013
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$96,120	$805,026	$1,679,308	$45,580	$71,722	$3,996,286	$—	$6,694,042

Ending Balance:
Collectively evaluated for impairment	9,599,228	16,157,997	32,668,851	6,608,271	5,606,111	46,203,788	1,345,844	118,190,090
	$9,695,348	$16,963,023	$34,348,159	$6,653,851	$5,677,833	$50,200,074	$1,345,844	$124,884,132

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2012 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(186)	(257,796)	(911,535)	(143,849)	—	—	(16,785)	—	(1,330,151)
Recoveries	1,842	8,377	134,305	11,525	3,374	—	13,624	—	173,047
Provision	(48,311)	113,793	378,759	92,362	(13,545)	(84,686)	2,995	44,890	486,257
Ending Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

An age analysis of past due loans as of September 30, 2013 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$23,911	$—	$—	$23,911	$9,671,437	$9,695,348	$—	$—
Real Estate:
Construction and land development	491,067	157,971	570,040	1,219,078	15,743,945	16,963,023	—	602,040
Residential 1-4 Families
First Liens	932,131	8,367	1,173,331	2,113,829	32,234,330	34,348,159	—	1,669,452
Junior Liens	1,170	20,352	16,219	37,741	6,616,110	6,653,851	—	16,219
Home Equity lines	—	—	—	—	5,677,833	5,677,833	—	71,722
Commercial Real Estate	771,711	—	324,813	1,096,524	49,103,550	50,200,074	—	2,424,304
Consumer	2,177	—	—	2,177	1,343,667	1,345,844	—	—

	$2,222,167	$186,690	$2,084,403	$4,493,260	$120,390,872	$124,884,132	$—	$4,783,737

An age analysis of past due loans as of December 31, 2012 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past	60-89 Days Past	Or More Days	Total Past	Current	Gross	Past Due (Included	(Included in Past
	Due	Due	Past Due	Due Loans	Loans	Loans	in Past Dues)	Dues & Current)
Commercial	$1,612	$—	$—	$1,612	$10,437,561	$10,439,173	$—	$—
Real Estate:
Construction and land development	338,195	88,022	364,099	790,316	20,478,000	21,268,316	3,485	447,542
Residential 1-4 Families
First Liens	751,946	—	291,682	1,043,628	34,446,657	35,490,285	—	938,556
Junior Liens	19,000	—	128,905	147,905	7,485,946	7,633,851	—	129,591
Home Equity lines	—	—	—	—	6,093,783	6,093,783	—	—
Commercial Real Estate	329,921	—	—	329,921	51,531,331	51,861,252	—	—
Consumer	4,262	—	—	4,262	1,623,444	1,627,706	—	—

	$1,444,936	$88,022	$784,686	$2,317,644	$132,096,722	$134,414,366	$3,485	$1,515,689

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Impaired loans at September 30, 2013 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$194,624	$—	$96,120	$—	$177,790	$—
Real Estate:
Construction and land development	1,071,956	217,325	587,701	110,351	1,056,067	9,496
Residential 1-4 Families
First Liens	2,140,422	959,635	719,673	157,955	1,543,493	17,596
Junior Liens	111,523	—	45,580	—	225,299	1,871
Home Equity lines	81,342	—	71,722	—	56,534	263
Commercial Real Estate	2,789,758	2,424,304	1,571,982	490,956	1,868,914	15,216
Consumer	—	—	—	—	—	—

	$6,389,625	$3,601,264	$3,092,778	$759,262	$4,928,097	$44,442

Impaired loans at December 31, 2012 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$212,738	$—	$212,738	$—	$170,618	$14,359
Real Estate:
Construction and land development	1,345,286	268,850	831,735	268,850	1,044,368	17,765
Residential 1-4 Families
First Liens	943,996	238,722	699,833	23,122	2,700,973	17,067
Junior Liens	229,886	52,031	173,638	31	390,654	10,898
Home Equity lines	—	—	—	—	77,775	—
Commercial Real Estate	346,807	—	346,807	—	1,259,284	13,608
Consumer	—	—	—	—	20,098	—

	$3,078,713	$559,603	$2,264,751	$292,003	$5,663,770	$73,697

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

The Corporation assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs). During the nine months ending September 30, 2013, the Corporation modified four loans that were considered to be TDRs of which one is on nonaccrual. Both commercial loans were the renewals of credit designated as a TDR. The Corporation lowered the payment on one of the commercial real estate credits, which extended the amortization out of policy guidelines, in order to allow the borrower time to attract new tenants. The second commercial real estate credit was a result of charging off part of the original credit and positioning the credit and borrowers with ability to go forward with a performing credit. There were no additional loans designated as troubled debt restructurings in the third quarter of 2013.  The following table presents information relating to the loans modified as TDRs during the nine months ended September 30, 2013.

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
Commercial	2	$114,156	$114,156
Commercial Real Estate	2	3,541,847	3,147,854
Total	4	$3,656,003	$3,262,010

One TDR in the amount of $119,616 renewed within the last twelve months was on nonaccrual and has not performed. The credit was renewed to allow the borrower to sell the property. It was in the construction and land development category.

There were no additional loans designated as troubled debt restructuring in the third quarter of 2012. The following table presents information relating to the loans modified as TDRs during the nine months ended September 30, 2012.

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
Commercial	1	$97,502	$97,502
Real Estate:
Construction and land development	1	323,487	323,487
Residential 1-4 families:
First liens	—	—	—
Junior liens	—	—	—
Home Equity Lines	—	—	—
Commercial Real Estate	1	354,156	354,156
Consumer	—	—	—
Total	3	$775,145	$775,145

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

There were no troubled debt restructurings modified during the prior twelve months that defaulted during the three and nine month periods ended September 30, 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

At September 30, 2013 and December 31, 2012 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,910,305 and $1,305,180, respectively. Troubled debt restructurings (not on nonaccrual) actually increased from December 31, 2012 to September 30, 2013 due to the placement of one restructured credit back to accrual status in June of 2013. These loans did not have any additional commitments at September 30, 2013 and December 31, 2012, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower having financial difficulties. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at September 30, 2013 and December 31, 2012, respectively, that were not in nonaccrual status. Troubled debt restructurings are included in the impaired loan disclosures.

The following table describes the interest earned, reflected in income and lost for the nine month periods.

	September 30, 2013	September 30, 2012
Interest that would have been earned	$202,646	$216,209
Interest reflected in income	44,442	3,494
Lost interest	$158,204	$212,715

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

September 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

		September 30, 2013
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating		And Land	First	Junior	Equity	Real		Internal Risk
Grades	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Rating Grade
Grade:
Pass	$9,181,157	$14,408,458	$31,756,945	$5,982,880	$5,601,247	$46,340,030	$1,333,872	$114,604,589
Special Mention	69,686	798,070	215,337	239,703	4,864	773,589	1,782	2,103,031
Substandard	444,505	1,646,144	2,217,922	431,268	71,722	2,595,499	10,190	7,417,250
Doubtful	—	110,351	157,955	—	—	490,956	—	759,262
Loss	—	—	—	—	—	—	—	—

	$9,695,348	$16,963,023	$34,348,159	$6,653,851	$5,677,833	$50,200,074	$1,345,844	$124,884,132

		December 31, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating		And Land	First	Junior	Equity	Real		Internal Risk
Grades	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Rating Grade
Grade:
Pass	$10,077,178	$18,038,151	$32,046,560	$6,719,907	$5,984,847	$45,339,487	$1,624,080	$119,830,210
Special Mention	169,616	658,199	943,993	228,364	—	4,014,141	—	6,014,313
Substandard	192,379	2,571,966	2,261,010	685,580	108,936	2,507,624	3,626	8,331,121
Doubtful	—	—	238,722	—	—	—	—	238,722
Loss	—	—	—	—	—	—	—	—

	$10,439,173	$21,268,316	$35,490,285	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. There were no FHLB advances outstanding at September 30, 2013 and December 31, 2012.

There were no overnight federal funds purchased at September 30, 2013 and December 31, 2012.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at September 30, 2013 and December 31, 2012, respectively.

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

Note 7 – Net Income (Loss) Per Common Share

The following tables show the weighted average number of shares used in computing earnings (loss) per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per common share, basic	1,713,375	$.11	1,713,375	$(.02)
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per common share, diluted	1,713,375	$.11	1,713,375	$(.02)

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per common share, basic	1,713,375	$.06	1,713,375	$.11
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings per common share, diluted	1,713,375	$.06	1,713,375	$.11

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 128,272 and 161,272 for the year-to-date periods ending September 30, 2013 and 2012, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of September 30, 2013, there were 136,527 stock options granted under this Plan of which 822 have been exercised, and 7,433 were forfeited. Options in the amount of 33,000 not under the plan expired in June 2013.

As of September 30, 2013 the Corporation has reserved 128,272 shares of authorized but unissued shares of common stock related to the stock option agreements.

Following is a status and summary of changes in stock options during the nine months ended September 30, 2013:

			Weighted
		Weighted	Average
	Nine Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	September 30, 2013	Price	Term	Value
Outstanding at Beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(33,000)	9.55
Outstanding at September 30, 2013	128,272	$12.85	1.42	$—
Exercisable at September 30, 2013	128,272	$12.85	1.42	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on changes in the market value of the Corporation’s stock.

As of September 30, 2013 and 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

As of September 30, 2013, stock options and warrants outstanding and exercisable are summarized as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
12.09	49,403.25
12.09	43,977	2.15
12.09	9,066	2.25
15.00	5,796.25
15.00	7,464	4.20
16.75	6,050.25
16.75	6,516	3.25
$12.09 - $16.75	128,272

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2013, and December 31, 2012 outstanding commitments to extend credit including letters of credit were as follows:

	September 30, 2013	December 31, 2012
Commercial	$3,839,174	$3,507,973
Real Estate:
Construction and land development	1,368,986	1,496,661
Residential 1-4 families
First liens	556,451	1,046,761
Junior liens	154,504	209,253
Home Equity lines	7,869,319	7,979,295
Commercial real estate	1,908,176	1,062,715
Consumer	358,297	423,651
Total Outstanding Commitments	$16,054,907	$15,726,309

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

Note 10 – Fair Value Measurements

Generally accepted accounting principles specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect MainStreet’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at September 30, 2013 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,641,160	$—	$2,641,160	$—
Mortgage backed securities	13,900,637	—	13,900,637	—
States and political subdivisions	5,555,824	—	5,555,824	—
Corporates	494,983	—	494,983	—
Total available-for-sale securities	$22,592,604	$—	$22,592,604	$—

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

		Carrying value at September 30, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	3,374,224	—	1,363,353	2,010,871
Other real estate owned	398,459	—	65,800	332,659
Total assets at fair value	$3,772,683	$—	$1,429,153	$2,343,530

		Carrying value at December 31, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$432,000	$—	$432,000	$—
Impaired loans	455,820	—	—	455,820
Other real estate owned	1,441,722	—	—	1,441,722
Total assets at fair value	$2,329,542	$—	$432,000	$1,897,542

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2013:

	Fair	Valuation	Unobservable	Range (Weighted
	Value	Technique(s)	Input	Average)
Assets
Impaired loans	$549,815	Internal evaluations	Internal evaluations	6% - 18% (13%)
	1,461,056	Appraisal	Market discount	42% (42%)
Other real estate owned	$332,659	Internal evaluations	Market discount	22% - 73% (34%)

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

September 30, 2013

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

The carrying values and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at September 30, 2013 using
		Quoted
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,551,922	$3,551,922	$—	$—	$3,551,922
Interest-bearing deposits in banks	15,882,940	15,882,940	—	—	15,882,940
Federal funds sold	3,893,428	3,893,428	—	—	3,893,428
Securities available-for-sale	22,592,604	—	22,592,604	—	22,592,604
Restricted equity securities	654,600	—	654,600	—	654,600
Loans, net	122,230,928	—	1,363,353	120,845,741	122,209,094
Accrued interest receivable	447,674	—	447,674	—	447,674
Bank owned life insurance	1,090,157	—	1,090,157	—	1,090,157

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$27,629,975	$—	$27,629,975	$—	$27,629,975
Interest bearing deposits	120,778,421	—	121,207,449	—	121,207,449
Accrued interest payable	101,296	—	101,296	—	101,296

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

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

September 30, 2013

Note 11 – Contingencies and Other Matters

The Corporation currently is not involved in any litigation matters outside the normal operations associated with problem credits.

Note 12 – Subsequent Events

In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were filed.

Note 13 – Regulatory

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement required Franklin Bank to perform certain actions within designated time frames. The Agreement was intended to demonstrate the Bank’s commitment to review/enhance certain aspects of various policies and practices related to credit administration and liquidity. Franklin Bank achieved full compliance with the Agreement. The Agreement was terminated in August 2013.

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner and restricted MainStreet from conducting various activities. On January 26, 2011, we entered into a new MOU with the Federal Reserve which contained the same terms of the previous MOU (which was terminated) but added provisions regarding compliance with certain laws and regulations. This MOU was terminated in September 2013. There are no longer any restrictions or stipulations attributable to the MOU.

Note 14 – Changes in Accumulated Other Comprehensive Income

		For the Three Months Ending September 30, 2013
	Net Unrealized Gains
	(Losses) on Securities	Adjustments Related to	Accumulated Other
	available for sale	Post Retirement Benefits	Comprehensive Income

Balance at June 30, 2013	$(19,825)	$56,617	$36,792

Other comprehensive income	24,260	—	24,260

Balance at September 30, 2013	$4,435	$56,617	$61,052

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2013

		For the Nine Months Ended September 30, 2013
	Net Unrealized Gains on
	on Securities	Adjustments Related to	Accumulated Other
	available for sale	Post Retirement Benefits	Comprehensive Income

Balance at December 31, 2012	$369,940	$56,617	$426,557

Other comprehensive loss	(365,505)	—	(365,505)

Balance at September 30, 2013	$4,435	$56,617	$61,052

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

General

We use the term “MainStreet” or “Corporation” to refer to MainStreet BankShares, Inc.  We use the term “Bank” or “Franklin Bank” to refer to Franklin Community Bank, National Association.  We use “we”, “us”, or “our” to refer to the consolidated businesses of the Corporation and its subsidiaries unless the content indicates otherwise.  MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia and is the bank holding company for Franklin Bank which serves the Franklin County area of Virginia.  MainStreet provides a wide variety of banking services through Franklin Bank.  Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank.  It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank.  Franklin Bank has three banking offices in Rocky Mount and Franklin County.  MainStreet also has a wholly-owned real estate company, MainStreet RealEstate, Inc. which owns the real estate of the Corporation.  MainStreet RealEstate, Inc. owns the Union Hall (Southlake) branch of Franklin Bank.

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement required Franklin Bank to perform certain actions within designated time frames. The Agreement was intended to demonstrate the Bank’s commitment to review/enhance certain aspects of various policies and practices related to credit administration and liquidity. Franklin Bank achieved full compliance with the Agreement. The Agreement was terminated in August 2013.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

On June 17, 2009, MainStreet BankShares, Inc. entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond (“Federal Reserve”). The MOU required the bank holding company to utilize its financial and managerial resources to assist Franklin Bank in functioning in a safe and sound manner and restricted MainStreet from conducting various activities. On January 26, 2011, we entered into a new MOU with the Federal Reserve which contained the same terms of the previous MOU (which was terminated) but added provisions regarding compliance with certain laws and regulations. This MOU was terminated in September 2013. There are no longer any restrictions or stipulations attributable to the MOU.

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

Allowance for Loan Losses
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

The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers. Management uses these tools and provides a quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions, and the economic trend. These are generally grouped by homogeneous loan pools.  Impaired loans are reviewed individually to determine possible impairment based on one of the three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is allocated for the amount of the impairment. Although management uses available information to recognize losses on loans, the substantial uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, make it possible that a material change in the allowance for loan losses in the near term may be appropriate. However, the amount of the change cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

Deferred Tax Assets

The Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.

These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. If such a valuation allowance is deemed necessary in the future, it would be established through a charge to income tax expense that would adversely affect our operating results.

Overview

We continue 2013 with a low interest rate environment and flat loan demand in our market, which has negatively impacted our net interest margin. Despite these continued challenges and an increase in our nonaccrual loans, we are pleased to report a dramatic improvement in our other real estate properties. Our aggressive approach has allowed us to move large dollars in foreclosed assets off our balance sheet. We will continue to maintain an aggressive posture in resolving problem assets throughout 2013. We believe this strategy will strengthen the Corporation’s position and prepare us for future growth.

Total assets at September 30, 2013 were $174.6 million compared to $183.1 million at year-end December 31, 2012, a decline of $8.5 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs and due to the repayment of our $6.0 million repurchase agreement in January 2013. Due to the maturity and repayment of all repurchase agreements, we now have additional securities that can be utilized and pledged for other purposes as needed. In addition, the resolution of problem credits and soft loan demand have caused our loans to decline. At September 30, 2013, loans, net of unearned deferred fees and costs, declined $9.5 million from year-end 2012. Securities available for sale increased $3.8 million from December 31, 2012 primarily due to purchases during 2013, offset by calls of securities, pay downs on mortgage backed securities, and sales of securities. Deposits decreased $2.2 million. Our higher cost time deposits have declined since year end 2012. Other real estate owned has declined by $1.0 million due to sales, net of transfers into other real estate from loans, of properties under a continued aggressive approach to rid the balance sheet of nonperforming assets. The intentional shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents decreased from year-end 2012 by $0.7 million. Liquidity continues to be an important focus for our Corporation during these tumultuous times and our liquid assets were 29.82% of total liabilities at September 30, 2013 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall interest bearing deposits. We maintained our core relationships as can be evidenced by the increase in demand deposits which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels. Nonperforming loans increased $3.9 million from year end 2012 to September 30, 2013. This increase is primarily due to an increase in nonaccrual loans in the amount of $3.3 million. Troubled debt restructurings (not on nonaccrual) increased by $0.6 million during the first nine months of 2013. Our loans rated special mention and lower (excluding troubled debt restructurings and those in nonaccrual status) actually declined at September 30, 2013 as compared to year end 2012. We transferred $417,673 of loans into other real estate and other repossessed assets during the first nine months of 2013. Our other real estate properties declined to $398,459 at September 30, 2013 compared to $1.4 million at December 31, 2012. A substantial amount of our foreclosed properties have been sold as of September 30, 2013. Of the remaining properties in our portfolio at September 30, 2013, two lots were under contract. We are taking a continued aggressive approach to our other real estate properties to rid our balance sheet of nonperforming assets. Total shareholders’ equity was $24.0 million at September 30, 2013. MainStreet and Franklin Bank were well capitalized at September 30, 2013 under bank regulatory capital classifications. The book value of shareholders’ equity at September 30, 2013 was $14.00 per share.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Our year-to-date net income at September 30, 2013 was $94,379, or $.06 per common basic share. This net income equated to an annualized return on average assets of 0.07% and an annualized return on average shareholders’ equity of 0.52%. Net income for the same period in 2012 was $186,643, or $.11 per common basic share. This net income equated to an annualized return on average assets and annualized return on average shareholders’ equity of .13% and 1.10%, respectively. Credit related expenses such as the provision for loan losses, realized losses on sales of other real estate properties, impairment losses on other real estate properties, and loss of interest on nonaccrual loans continue to negatively impact our operating results. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $1,452,665 and $1,282,601 in expense for the nine month periods ending September 30, 2013 and September 30, 2012, respectively.

Net income for the third quarter of 2013 was $194,062, or $.11 per common basic share as compared to net loss in the amount of $(32,701), or $(.02) per common basic share for the third quarter of 2012. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $95,164 and $614,199 for the quarters ended September 30, 2013 and 2012, respectively. Credit related issues continue to have a negative impact on our Corporation’s net income.

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

Net interest income for the nine month periods ending September 30, 2013 and 2012 was $4,623,767 and $4,817,382, respectively, a modest decrease of $193,615, or 4.02%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to lost interest income on continued elevated levels of nonaccrual loans. For the nine months ending September 30, 2013 and 2012, the net interest margin was 3.64% and 3.49%, respectively, a 15 basis point increase. The yield on interest earning assets for the year-to-date period ending September 30, 2013 was 4.28% compared to 4.53% for the year-to-date period ending September 30, 2012, a decrease of 25 basis points. However, the funding side of the interest margin also dropped during this time period by a favorable 40 basis points in the year-to-year comparison. The maturity of our repurchase agreements has had a positive impact on our net interest margin this year and will continue going forward. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest on loans improved during this time period. Lost interest for the nine month periods ending September 30, 2013 and 2012 was $158,204 and $212,715, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

The net interest margin and net interest income have shown improvement with the maturity of our repurchase agreements. The rates on these repurchase agreements were above current market rates. Of these repurchase agreements, $7.5 million matured in September 2012 and $6.0 million matured in early January 2013.

Net interest income for the three month periods ending September 30, 2013 and 2012 was $1,483,989 and $1,622,620, respectively, a decline of $138,631, or 8.54%. This equated to a net interest margin of 3.48% and 3.52% at September 30, 2013 and 2012, respectively.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Provision expense for the first nine months of 2013 was $1,326,161 as compared to a recovery of provision expense in the amount of $(33,249) for the first nine months of 2012. Our loan portfolio, net of unearned deferred fees and costs, declined $9.5 million or 7.09% from year-end 2012. Gross charge-offs year-to-date 2013 were $1,251,460 compared to $989,260 year-to-date 2012. We transferred $417,673 from loans to other real estate and other repossessed assets during the year-to-date period ending September 30, 2013. The allowance for loan losses was $2.7 million at September 30, 2013 and $2.6 million at December 31, 2012, an increase of $.1 million, which is discussed below. The allowance for loan losses was 2.18% and 1.93% of loans net of unearned deferred fees and costs at September 30, 2013 and December 31, 2012, respectively. Our criticized and classified loans that are evaluated by historical loss migration decreased $6,402,211 at September 30, 2013 compared to year-end 2012. The loans evaluated collectively by pools decreased $7.1 million at September 30, 2013 versus December 31, 2012. Impaired loans evaluated individually were $6.7 million and $2.8 million at September 30, 2013 and December 31, 2012, respectively, with specific reserves of $759,262 and $292,003, respectively.  The increase in the allowance for loan losses to loans, net of unearned deferred fees, from year end 2012 was primarily due to higher specific reserves on nonaccrual loans, all offset by a decrease in adverse rated loans and lower loan volumes evaluated collectively by pools. The allowance for loan losses was not replenished by the full $1,251,460 of gross charge offs because $268,850 of that total gross charge off amount was provided for in our allowance for loan losses at year-end 2012 as a specific reserve. The unallocated amount remained the same from year end 2012. Net charge-offs of $1,198,483 and $830,707 for the first nine months of 2013 and 2012 equated to 1.24% and 0.80%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

Provision expense (recovery) for the third quarter of 2013 and 2012 was $73,659 and $(207,119), respectively. The allowance for loan losses was $2.7 million at September 30, 2013 and $2.9 million at June 30, 2013. The allowance for loan losses was 2.18% and 2.27% of loans net of unearned at September 30, 2013 and June 30, 2013, respectively. Our criticized and classified loans that are evaluated by historical loss migration declined $1.1 million at September 30, 2013 compared to prior quarter end. The loans evaluated collectively by pools decreased $2.8 million at September 30, 2013 versus June 30, 2013. Impaired loans evaluated individually were $6.7 million and $6.3 million at September 30, 2013 and June 30, 2013, respectively, with specific reserves of $759,262 and $789,475, respectively.  The decrease in the allowance for loan losses to loans, net of unearned deferred fees, for the third quarter of 2013 over second quarter of 2013 was primarily due to a decrease in adverse rated loans combined with a small decrease in specific reserves on nonaccrual loans and loan volumes evaluated collectively by pools. Gross charges offs and recoveries for the third quarter of 2013 were $278,675 and $17,798, respectively. Net charge-offs of $260,877 for the three months of the third quarter of 2013 equated to .82%, of quarterly average loans outstanding net of unearned income and deferred fees.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings, and other impaired loans.

	September 30, 2013	December 31, 2012
Commercial	$96,120	$212,738
Real Estate:
Construction and land development	805,026	1,100,585
Residential 1-4 families:
First liens	1,679,308	938,555
Junior liens	45,580	225,669
Home equity loans	71,722	—
Commercial real estate	3,996,286	346,807
Consumer	—	—
Total Nonperforming Loans	$6,694,042	$2,824,354

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Total nonperforming loans experienced an increase in the amount of $3,869,688 or 137.01% at September 30, 2013 as compared to December 31, 2012.  Nonaccrual loans (included in the impaired loans above) were $4,783,737 and $1,515,689 at September 30, 2013 and December 31, 2012, respectively, which represented 3.83% and 1.13%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated.  At September 30, 2013 loans secured by commercial real estate were the largest category of impaired loans at $4.0 million. At December 31, 2012 construction and land development loans were the largest category of impaired loans at $1.1 million. Loans secured by residential 1-4 family first liens were the next largest of the impaired loan categories at September 30, 2013 at $1.7 million. Residential 1-4 family first liens were the next largest of the impaired loan categories at December 31, 2012 at $.9 million.

Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties at depressed prices to repay the loan. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio. The overall economy in Franklin County continues to struggle based on unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below. There is continued economic pressure on consumers and business enterprises and unemployment is at 5.1% (August 2013 data). Absorption analysis in our market place shows increased turnover rates for various inventories. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result. Until unemployment declines and consumer confidence increases, these trends may continue. While we continue to address our asset quality issues and have shown great improvement, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $821,849 and $847,921 for the nine months ending September 30, 2013 and 2012, respectively, a decrease of $26,072, or 3.07%. The following chart demonstrates the categories of change:

				Percentage
Noninterest Income	YTD 9/30/13	YTD 9/30/12	Dollar Change	Change
Service charges on deposit accounts	$188,254	$187,992	$262	0.14%
Mortgage commissions	209,352	180,459	28,893	16.01
Electronic card fees	141,780	134,614	7,166	5.32
Investment fee income	126,257	145,265	(19,008)	(13.09)
Income on bank owned life insurance	28,717	83,854	(55,137)	(65.75)
Gain on securities sold/called	47,194	1,848	45,346	2,453.79
Other fee income & miscellaneous	80,295	113,889	(33,594)	(29.50)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

As noted above, total noninterest income decreased $26,072 for the nine months ending September 30, 2013 compared to the nine months ending September 30, 2012. Service charges on deposit accounts increased $262 in the year to year comparison. This increase is primarily due to an increase in NSF charges and business account charges, all offset by decreases in returned deposit item fees and increased demand deposit account charge-offs. Mortgage commissions increased in the year to year comparison by $28,893, or 16.01%; however, volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. This new process allows us to change our commission levels and has increased our income. Electronic card fees experienced an increase of $7,166 or 5.32% for the nine months ended September 30, 2013 as compared to September 30, 2012. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first nine months of 2013 and 2012 was $126,257 and $145,265, respectively, a decrease of $19,008, or 13.09%. Franklin Bank has bank owned life insurance on the life of one of its current executive officers. Prior to the tragic death of Larry Heaton in December 2012, Franklin Bank insured the lives of two executive officers. The balance at September 30, 2013 was $1.1 million. Income on this investment declined $55,137 or 65.75% compared to the prior year. Gains on securities sold or called increased by $45,346 in the year to year comparison. Other fee income and miscellaneous income experienced a decrease of $33,594, or 29.50%. This decrease is primarily due to a decrease in miscellaneous income, title fee income, and a loss on fixed assets, all offset by an increase in evaluation fee income. Franklin Bank has elected to present assets and liabilities related to derivatives on its mortgage loans held for sale on a gross basis. Derivatives in a gain position are recorded as other assets and those in a loss position are recorded as other liabilities, with the offset being miscellaneous income and miscellaneous expense, respectively. This quarterly entry can cause fluctuations in these accounts, as a decrease of $2,623 has been recorded to noninterest income in the nine months ending September 30, 2013. Title fee income decreased by $6,000 in the year to year comparison. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank.

Total noninterest income was $220,255 and $316,294 for the three months ending September 30, 2013 and 2012, respectively, a decrease of $96,039 or 30.36%. The following chart demonstrates the categories of change:

				Percentage
Noninterest Income	QTD 9/30/13	QTD 9/30/12	Dollar Change	Change
Service charges on deposit accounts	$59,049	$62,449	$(3,400)	(5.44)%
Mortgage commissions	57,809	80,564	(22,755)	(28.24)
Electronic card fees	49,846	45,742	4,104	8.97
Investment fee income	36,259	44,806	(8,547)	(19.08)
Income on bank owned life insurance	9,745	28,279	(18,534)	(65.54)
Other fee income & miscellaneous	7,547	54,454	(46,907)	(86.14)

The same comments concerning noninterest income in the year to year comparison are applicable to the quarterly comparisons of noninterest income. Overall noninterest income decreased in all of the categories with the exception of electronic card fees. Service charges on deposit accounts declined primarily due to a decline in NSF fee income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Noninterest Expense

Total noninterest expense was $4,020,851 and $5,484,588 for the nine month period ending September 30, 2013 and 2012, respectively, a decrease of $1,463,737, or 26.69%.  Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $274,391, or 6.58%. The following chart shows the categories of noninterest expenses for the nine month periods ending September 30, 2013 and 2012, the dollar change, and the percentage change:

				Percentage
Noninterest Expense	YTD 9/30/13	YTD 9/30/12	Dollar Change	Change
Salaries and employee benefits	$2,066,017	$2,123,014	$(56,997)	(2.68)%
Occupancy and equipment	573,829	607,723	(33,894)	(5.58)
Professional fees	169,528	201,347	(31,819)	(15.80)
Outside processing	308,734	387,920	(79,186)	(20.41)
FDIC Assessment	163,549	193,965	(30,416)	(15.68)
Franchise tax	162,000	150,003	11,997	8.00
Regulatory examination fees	74,269	82,790	(8,521)	(10.29)
Other real estate and repossessions	126,504	1,315,850	(1,189,346)	(90.39)
Other expenses	376,421	421,976	(45,555)	(10.80)

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 51.38% and 38.71%, respectively, of total noninterest expense for the nine-month periods ending September 30, 2013 and 2012. Our overall costs have decreased in the year-to-year comparison primarily because of the death of Larry Heaton in December 2012. Salaries were frozen in 2012 and 2011.  Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category declined $33,894 which was attributable to a decline in depreciation expense, rent, repairs and maintenance, and real estate taxes, all offset by an increase in utilities, janitorial service, and service maintenance contracts. Rent expense declined due to the termination of the lease on the 220 North building, which was closed in 2010. Professional fees include fees for audit, legal, and other professional fees and showed a $31,819 decrease in the year to year comparison. Outside processing expenses decreased $79,186 or 20.41% in the year to year comparison primarily due to a decrease in data processing fees and bank insurance costs. FDIC assessment declined $30,416 due to the decline in assets and the new method adopted by the FDIC for its calculation using assets as its base; however, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC insurance premiums 3 years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. However, as stated above, the expense the company has recognized actually has declined due to the new FDIC assessment calculation based upon assets as the base.  Franchise tax increased by $11,997 in the year to year comparison. Regulatory examination fees decreased $8,521 in the first nine months of 2013 as compared to the first nine months of 2012. With the termination of the formal agreement with the OCC, the surcharge on our regulatory assessment fee is no longer applicable. Other real estate and repossessions are nonrecurring expenses in the category of noninterest expense. The losses, write-downs and expenses associated with our other real estate properties experienced a significant decrease of $1,189,346, or 90.39%, compared to the same period in 2012. The Company has taken a more aggressive approach to disposing of its other real  estate properties to rid its balance sheet of nonperforming assets. A substantial amount of properties were either sold or written down in 2012. Other expenses decreased $45,555 or 10.80% in the year to year comparison. This decrease was primarily due to decreases in subscriptions and dues, education, credit related expenses, supplies, travel, telephone, and miscellaneous expenses, all offset by an increase in contributions, ATM and VISA expenses, shareholder expenses, and director fees. Miscellaneous expense decreased during 2013 as compared to 2012 due to the recordation of a reserve for undrawn lines and letters of credit, offset by the adjustment of the mortgage loan held for sale derivative.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Total noninterest expense was $1,351,168 and $2,220,093 for the three month period ending September 30, 2013 and 2012, respectively, a decrease of $868,925 or 39.14%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $69,112 or 4.94%. The following chart shows the categories of noninterest expenses for the three month period ending September 30, 2013 and 2012, the dollar change, and the percentage change:

				Percentage
Noninterest Expense	QTD 9/30/13	QTD 9/30/12	Dollar Change	Change
Salaries and employee benefits	$724,413	$702,270	$22,143	3.15%
Occupancy and equipment	194,399	193,973	426	0.22
Professional fees	50,014	73,373	(23,359)	(31.84)
Outside processing	99,886	128,194	(28,308)	(22.08)
FDIC Assessment	58,754	61,840	(3,086)	(4.99)
Franchise tax	54,000	50,001	3,999	8.00
Regulatory examination fees	21,662	27,390	(5,728)	(20.91)
Other real estate and repossessions	21,505	821,318	(799,813)	(97.38)
Other expenses	126,535	161,734	(35,199)	(21.76)

Overall, the same explanations for the year to date comparisons are applicable to the quarterly comparisons of noninterest expense. Noninterest expense decreased in all categories with the exception of franchise tax, occupancy and equipment, and salaries and employee benefits. Franchise tax and occupancy and equipment expenses remained stable in the quarter to quarter comparison.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at September 30, 2013 and December 31, 2012. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $4,225 and $27,321 for the nine month periods ending September 30, 2013 and September 30, 2012, respectively. MainStreet recorded income tax expense and an income tax benefit in the amounts of $85,355 and $(41,359) for the three month periods ending September 30, 2013 and September 30, 2012, respectively.

BALANCE SHEET

Investment Portfolio

The Corporation’s investment portfolio is used for several purposes as follows:

1)	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

2)	To use securities to fulfill pledging collateral requirements.
3)	To utilize the maturity/repricing mix of portfolio securities to help balance the overall interest rate risk position of the balance sheet.
4)	To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, municipal bonds, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. The entire securities portfolio was categorized as available for sale at September 30, 2013 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

	September 30, 2013		December 31, 2012
Commercial	$9,695,348	7.76%	$10,439,173	7.77%
Real Estate:
Construction & land development	16,963,023	13.58	21,268,316	15.82
Residential 1-4 families:
First liens	34,348,159	27.50	35,490,285	26.41
Junior liens	6,653,851	5.33	7,633,851	5.68
Home equity lines	5,677,833	4.55	6,093,783	4.53
Commercial real estate	50,200,074	40.20	51,861,252	38.58
Consumer	1,345,844	1.08	1,627,706	1.21
Total Gross Loans	$124,884,132	100.00%	$134,414,366	100.00%
Unearned deferred fees & costs, net	76,572		78,300
Recorded Investment	$124,960,704		$134,492,666

Gross loans declined $9,530,234, or 7.09% at September 30, 2013 compared to December 31, 2012.  As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans.  These loans represented 91.16% and 91.02% of gross loans at September 30, 2013 and December 31, 2012, respectively.  Accordingly, the Bank took steps to reduce certain concentrations within the real estate loans, including participating loans in our loan portfolio.  The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval.  During this economic environment, the credit markets have tightened substantially and the real estate market continues to be soft.  These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand.  Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s ability to participate in these loan categories.  Our loan to deposit ratio for September 30, 2013 was 84.20% compared to 89.32% at December 31, 2012, a decline of 5.12%.   We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand.  We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

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

We continue to review and enhance our credit policies. We monitor our concentration limits and have targets that reflect the current environment. Our concentration levels are within the established limits. All new credits that are deemed to be in concentration buckets are reviewed by loan committee. We added floors to our home equity lines and certain commercial loan products. We reduced our maximum debt to income ratio for all retail loans to 40% from 45%. On our retail products, we terminated the use of interest only payments except on construction loans and bridge loans and unsecured retail lines with a one-year term which are underwritten on strict guidelines. The credit policy was modified to reflect new maximum loan-to-values on new loans originated as discussed earlier. We engaged an outside service to perform environmental risk assessments prior to funding. Our home equity line products had a prior maturity of 20 years with a three or five year review feature. The loan policy was modified for these loans to mature in five years and be renewed only upon proper underwriting. Other banks have similarly tightened credit availability, particularly for real estate related loans.  Moreover higher standards for consumer real estate loans set under the Dodd-Frank Act further restrict the ability to provide residential loans.  Generally this has the effect of reducing qualified buyers for real estate and therefore the value of real estate. This in turn can lead to lower appraisals and additional charge offs within our loan portfolio and other real estate properties as well as increased provision which reduce income.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Approximately 24% of our loan portfolio consists of variable rate loans. Variable rate commercial loans are underwritten to the current fully indexed rate at origination with cash flow analysis in underwriting at fully drawn lines. In most cases account officers stress borrowers at 2% over the fully indexed rate. Home equity lines are underwritten at 1.5% of the full committed loan amount.

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

	September 30, 2013
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$216,306	$672,202	$451,135	$1,339,643
Real Estate
Construction and land development	2,454,234	4,154,204	2,284,538	8,892,976
Residential, 1-4 families
First Liens	3,741,010	793,054	8,256,076	12,790,140
Junior Liens	740,853	—	476,078	1,216,931
Home Equity Lines	9,885	—	276,957	286,842
Commercial real estate	2,718,297	—	24,390,142	27,108,439
Consumer	4,644	—	13,743	18,387
Total	$9,885,229	$5,619,460	$36,148,669	$51,653,358

	December 31, 2012
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$383,219	$580,462	$758,289	$1,721,970
Real Estate
Construction and land development	2,776,618	4,364,771	2,669,695	9,811,084
Residential, 1-4 families
First Liens	4,292,479	1,324,124	6,739,075	12,355,678
Junior Liens	900,379	—	616,553	1,516,932
Home Equity Lines	19,881	—	—	19,881
Commercial real estate	3,971,666	—	22,907,145	26,878,811
Consumer	6,457	—	3,000	9,457
Total	$12,350,699	$6,269,357	$33,693,757	$52,313,813

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	September 30, 2013
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$—	$—	$—
Speculative lot loans	4,306,950	3,242,314	1,064,636
Speculative single-family housing construction	1,773,658	1,370,097	403,561

	December 31, 2012
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$124,964	$124,964	$—
Speculative lot loans	4,912,535	3,086,490	1,826,045
Speculative single-family housing construction	4,275,965	1,802,221	2,473,744

Overall, our concentrations continue to decline due to our efforts to lower them and due to the economy.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	September 30, 2013	December 31, 2012
Nonaccrual loans and leases	$4,783,737	$1,515,689
Loans past due 90 days or more and still accruing	—	3,485
Troubled debt restructurings (not on nonaccrual)	1,910,305	1,305,180
Other impaired loans	—	—
Total nonperforming loans	6,694,042	2,824,354
Foreclosed real estate	398,459	1,441,722
Other foreclosed property	15,000	111,149
Total foreclosed property	413,459	1,552,871
Total nonperforming assets	$7,107,501	$4,377,225

Impaired loans totaled $6,694,042 and $2,824,354 at September 30, 2013 and December 31, 2012, respectively. Nonaccrual loans increased $3,268,048 at September 30, 2013 compared to year end 2012.  Of this increase, $1,871,087 is one commercial real estate credit that was placed on nonaccrual status in June of 2013.  Troubled debt restructurings (not on nonaccrual) increased $605,125 from year end 2012. Loans past due more than 90 days, and still accruing, decreased by $3,485 at September 30, 2013 as compared to year end 2012. There were no other impaired loans at September 30, 2013 or December 31, 2012. We are continuing to work with our troubled borrowers. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Deposits

Total deposits at September 30, 2013 and December 31, 2012 were $148,408,396 and $150,579,368, respectively, a decrease of $2,170,972, or 1.44%. We continue in 2013 our strategy to lower overall deposit costs, which is discussed in more detail below. The deposit mix was as follows:

	September 30, 2013		December 31, 2012
Demand deposits	$27,629,976	18.62%	$22,819,544	15.15%
Interest checking deposits	9,800,611	6.60	8,882,374	5.90
Money market deposits	22,959,681	15.47	19,929,905	13.24
Savings deposits	16,240,352	10.94	14,672,674	9.74
Time deposits $100,000 and over	32,956,741	22.21	36,757,507	24.41
Other time deposits	38,821,035	26.16	47,517,364	31.56

Total	$148,408,396	100.00%	$150,579,368	100.00%

The largest component of deposits continues to be time deposits including those $100,000 and over representing 48.37% of total deposits at September 30, 2013 compared to 55.97% at December 31, 2012. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen by the increase in demand deposits, which do not pay interest. Demand deposits are now 18.62% of total deposits as compared to 15.15% at December 31, 2012. The dollar amount of our demand deposits has also increased $4.8 million from year end 2012. A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Savings accounts and interest checking accounts each increased as a percentage of total deposits along with the dollar amount. Money market deposits increased $3,029,776 since year end 2012 and as a percentage of total deposits.  Our total deposits have decreased $2.2 million since year end 2012 primarily due to a $12.5 million decline in our time deposits, offset by a total increase in our lower deposit cost accounts in the amount of $10.3 million. This is all part of our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined, although at a slower rate than last year, as they experienced a $12.5 million decrease since year end.

Competition remains strong in our market from other depository institutions. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix.  Our goal has been to strive to gather the whole customer relationship, including deposits and loans, and not just certificates of deposit. Loan demand has been soft and parallels our deposit strategy. Our strategic plan in 2012, which continues in 2013, also includes continued lowering of our deposit costs to benefit net income, which includes increasing our demand deposits. The overall cost of interest bearing deposits was .88% and 1.04%, respectively, for the nine months ended September 30, 2013 and September 30, 2012. This decline of 16 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

Borrowings

We have several sources for borrowings generally to assist with liquidity. At September 30, 2013 and December 31, 2012, we had no balances outstanding with the Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at September 30, 2013 and December 31, 2012 were $96,634,116 and $100,810,587, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at September 30, 2013 and December 31, 2012.

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

Shareholders’ Equity

Total shareholders’ equity was $23,979,247 and $24,250,373 at September 30, 2013 and December 31, 2012, respectively. Book value per share was $14.00 and $14.15 at September 30, 2013 and December 31, 2012, respectively. The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues.  While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at September 30, 2013 and December 31, 2012, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness.  Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

The following are MainStreet’s capital ratios at:

	September 30, 2013	December 31, 2012
Tier I Leverage Ratio (Actual)	13.70%	13.03%
Tier I Leverage Ratio (Quarterly Ave.)	13.63	13.02
Tier I Risk-Based Capital Ratio	19.73	18.15
Tier II Risk-Based Capital Ratio	21.00	19.41

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $16,054,907 at September 30, 2013. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At September 30, 2013 and December 31, 2012, we had available credit from borrowing in the amount of $44,013,089, and $47,521,700, respectively. Our ratio of liquid assets to total liabilities at September 30, 2013 and December 31, 2012 was 29.82% and 22.28%, respectively.

Core deposits are the primary foundation for our Corporation’s liquidity. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Due to our strategic efforts to reduce deposit costs, total time deposits have decreased from year end 2012; however, demand deposits, interest checking accounts, money market deposits and savings deposits all increased over 2012 levels. Total deposits actually decreased $2.2 million from year end 2012. The shrinkage of the balance sheet has had a positive impact on our capital. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. In a reciprocal transaction, the Bank receives the deposits and forwards them to CDARS and receives deposits back, if wanted. We can also bid on deposits in a one-way buy transactions which would allow for new depositors. CDARS deposits are also considered brokered deposits.  Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $5.2 million as of September 30, 2013. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At September 30, 2013, Franklin Bank had $2.4 million in internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at September 30, 2013 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	6.00%	9.00%
+300 bp	6.25	5.00	7.00
+200 bp	5.25	4.00	5.00
+100 bp	4.25	2.00	2.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-3.00
-300 bp	.25	-2.00	-5.00

There is little impact on net interest income in the down interest rate scenarios in both the ramp and shock changes from the level rate scenario. In the upward interest rate scenarios, net interest income experiences positive changes to interest income due to the level of variable rate loans, the short-term of fixed rate loans and the assumed repricing of our interest bearing liabilities.

Inflation

Most of our assets are monetary in nature and therefore are sensitive to interest rate fluctuations. We do not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve Systems (“FRB”), including “quantitative easing” during the Great Recession, as well as whether and how the fiscal issues confronting the United States are resolved can have a great effect on our profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities. MainStreet and Franklin Bank must comply with numerous federal and state laws and regulations. In light of the increasing government involvement in the financial services industry and to address the underlying causes of the recent credit crunch, it is likely that financial institutions like MainStreet and Franklin Bank will have to meet additional legal requirements, all of which add to our cost of doing business. In addition, regulatory concerns over real estate related assets on the balance sheets of financial institutions and liquidity due to deposit fluctuations and other factors are likely to translate into higher regulatory scrutiny of financial institutions. This could impact MainStreet.

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

September 30, 2013

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Corporation does not expect the adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2013

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

Date: November 14, 2013	By	/s/ Brenda H. Smith
Brenda H. Smith
President and Chief Executive Officer
Corporate Secretary

Date: November 14, 2013	By	/s/ Lisa J. Correll
Lisa J. Correll
Senior Vice President and Chief Financial Officer

Index to Exhibits

Number	Description of Exhibit
3(i)*	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended
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

10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank,
N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed
March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank,
N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed
March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community
Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form
10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community
Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form
10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community
Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form
10-KSB filed March 6, 2008.
10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community
Bank, National Association dated April 16, 2009 incorporated by reference to the
Corporation’s Form 8-K filed April 20, 2009.
31.1	Certification of President and Chief Executive Officer, and Corporate Secretary Pursuant to Rule 13a-
14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15(d)-
14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data File

*	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.

