Form 10-K
period 2013-12-31
MAINSTREET BANKSHARES INC
filed 2014-03-25
CIK 1094742

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013.   $8,872,899 based on $7.07 per share.

(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 1,713,375 shares outstanding as of March 17, 2014.

Documents incorporated by reference.  Portions of the Corporation’s 2014 Proxy Statement have been incorporated by reference into Part III.

MainStreet BankShares, Inc.

Form 10-K

Index

PART I

Item 1	Business	1-5

Item 1A	Risk Factors	5

Item 1B	Unresolved Staff Comments	5

Item 2	Properties	6

Item 3	Legal Proceedings	6

Item 4	Mine Safety Disclosures	6

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6-8

Item 6	Selected Financial Data	8

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-29

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	29

Item 8	Financial Statements and Supplementary Data	30-71

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	72

Item 9A	Controls and Procedures	72

Item 9B	Other Information	72

PART III

Item 10	Directors, Executive Officers and Corporate Governance	73-75

Item 11	Executive Compensation	75

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75

Item 13	Certain Relationships and Related Transactions, and Director Independence	76-77

Item 14	Principal Accounting Fees and Services	77

PART IV

Item 15	Exhibits and Financial Statement Schedules	77

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

Franklin Community Bank, N.A.

Franklin Bank is a nationally chartered commercial bank and member of the Federal Reserve whose deposits are insured by the FDIC.  Franklin Bank opened for business on September 16, 2002.  Franklin Bank accepts deposits from the general public and makes commercial, consumer, and real estate loans.  Franklin Bank operates as a locally-owned and operated commercial bank emphasizing personal customer service and other advantages incident to banking with a locally owned community bank.  It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank.  Franklin Bank emphasizes a high degree of personalized client service in order to be able to serve each customer.  Franklin Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally managed commercial bank to meet the particular needs of individuals, professionals and small to medium-sized businesses.  The main office of Franklin Bank is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia.  Franklin Bank has banking offices located at 12930 Booker T. Washington Highway, Hardy, Virginia and 25 Southlake Drive, Union Hall, Virginia.  Franklin Bank’s primary service area is Franklin County, Town of Rocky Mount and surrounding areas.  For the most part, Franklin Bank’s business activity is with customers located in its primary market area.  Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries in the region including pre-built housing, real estate development, agriculture, and resort and leisure services.  Much of the market area is considered rural; however, the resort surrounding Smith Mountain Lake attracts many tourists to the area.

MainStreet RealEstate, Inc.

MainStreet RealEstate, Inc. was formed for the sole purpose of owning the real estate of the Corporation.  It now owns the facility in which Franklin Bank’s Southlake office operates.

Competition

Franklin Bank experiences competition in attracting and retaining business and personal checking and savings accounts, making commercial, consumer, and real estate loans and providing other services in their primary service area.  The principal methods of competition in the banking industry for deposits are service, rates offered, convenience of location, and flexible office hours.  The principal methods of competition in the banking industry for loans are interest rates, loan origination fees, and the range of lending services offered.  Competition in the service area comes from other commercial banks, savings institutions, brokerage firms, credit unions, and mortgage banking firms.  Competition for deposits is particularly intense in Franklin Bank’s market which increases the cost and reduces the availability of local deposits.  Because of the nature of Franklin Bank’s market, a substantial portion of the loan opportunities for which banks compete are real estate related.  During the present economic downturn, which has been focused on real estate, the number of loan opportunities has been reduced and the risk of those loans has been increased.  Franklin Bank has been able to take advantage of the consolidation in the banking industry in our market area by providing personalized banking services that are desirable to large segments of customers, which has enabled the bank to compete satisfactorily.  We intend to continue to provide a high level of service with local decision-making focused solely on our local market.  We process daily by branch capture, a method by which checks are processed by tellers rather than item processing, which allows for better efficiencies along with all day banking.  We also receive and send our cash letters electronically.  In addition, a new online business module will be implemented in 2014, which will allow our business banking clients to have more control over their accounts.  We believe these factors more than offset the advantages that larger banks in our markets may have in offering a larger number of banking locations and broader range of services.

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

MainStreet BankShares, Inc.

MainStreet is a bank holding company organized under the Federal Bank Holding Company Act (“BHCA”), which is administered by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  MainStreet is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA.  The Federal Reserve is authorized to examine MainStreet and its subsidiaries.  With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.  On June 17, 2009, MainStreet entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve which was amended effective January 26, 2011.  The MOU was terminated in September 2013 and there are no longer restrictions or stipulations attributable to the MOU.  Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion.

The Bank Holding Company Act.  Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking.  Bank holding companies also may not acquire more than 5% of the voting shares of any company engaged in nonbanking activities.

The Virginia Banking Act.  The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (“Commission”).  MainStreet is required to report to the Commission with respect to financial condition, operations and management.  The Commission may also make examinations of any bank holding company and its subsidiaries.

The Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act (“GLBA”) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers.  GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities.  GLBA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.  MainStreet is not a financial holding company.

The Sarbanes-Oxley Act.    The Sarbanes-Oxley Act (“SOX”) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures.  It impacts all companies with securities registered under the Securities Exchange Act of 1934, including MainStreet.  SOX creates increased responsibilities for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission.  Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on MainStreet’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation.  SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide.  Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Emergency Economic Stabilization Act of 2008.  On October 14, 2008, the U. S. Treasury announced the Troubled Asset Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008.  In the program, the Treasury was authorized to purchase up to $250 million of senior preferred shares in qualifying U. S. banks, savings and loan associations, and bank and savings and loan holding companies.  The amount of TARP funds was later increased up to $350 million.  The minimum subscription amount was 1% of risk-weighted assets and the maximum amount was the lesser of $25 billion or 3% of risk-weighted assets.  MainStreet did not participate in TARP.

American Recovery and Reinvestment Act of 2009 (“ARRA”).  The ARRA was enacted in 2009 and includes a wide range of programs to stimulate economic recovery.  In addition, it also imposed new executive compensation and corporate governance obligations on TARP Capital Purchase Program recipients.  Because MainStreet did not participate in TARP, it is not affected by these requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Act was signed into law on July 21, 2010.  Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry.  Among the provisions of the Dodd-Frank Act that directly impact the Corporation is the creation of an independent Consumer Financial Protection Bureau, (“CFPB”), which has the ability to write rules for consumer protections governing all financial institutions.  All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB.  It will also oversee the enforcement of all federal laws intended to ensure fair access to credit.  The CFPB has begun implementing mortgage lending regulations to carry out its mandate.  Even though Franklin Bank did not participate in the activities which precipitated the crisis these new rules have the effect of increasing the processing time and cost for making residential mortgage loans and from a practical standpoint limiting the residential mortgage loans Franklin Bank will make.  In addition, the Federal Reserve issues new rules, effective October 1, 2011, which had the effect of limiting the fees charged to merchants by credit card companies for debit card transactions.  The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

Although the Dodd-Frank Act provisions themselves are extensive, the full impact on the Corporation of this massive legislation continues to be unknown.  The Act provides that several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

Jumpstart Our Business Startups (JOBS ACT).  On April 5, 2012, the President signed the Jumpstart our Business Startups (“JOBS”) Act into law.  The objective of the legislation, as the name implies, is to stimulate the growth of small to midsized companies through facilitated access to capital and reduced regulatory reporting requirements. This, in turn, is expected to create jobs as businesses use this newly infused capital to expand operations.

Franklin Community Bank, N.A.

Franklin Bank is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”).  Franklin Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the limits of applicable law.  The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of Franklin Bank’s operation.  These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records.  Franklin Bank is required to maintain certain capital ratios.  It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs.  The OCC requires Franklin Bank to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure.  While appropriate for the safety and soundness of banks, these requirements add to overhead expense for Franklin Bank and other banks.  On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with the OCC. Franklin Bank has achieved full compliance with the agreement, which was terminated in August of 2013. Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion.

The Community Reinvestment Act.  Franklin Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes an affirmative obligation on financial institutions to meet the credit needs of the communities they serve, including low and moderate income neighborhoods.  The OCC monitors Franklin Bank’s compliance with the CRA and assigns public ratings based upon the bank’s performance in meeting stated assessment goals.  Unsatisfactory CRA ratings can result in restrictions on bank operations or expansion.  Franklin Bank received a “satisfactory” rating in its last CRA examination by the OCC.

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

The USA Patriot Act.  The USA Patriot Act (“Patriot Act”) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering.  The Patriot Act imposes an obligation on Franklin Bank to establish and maintain anti-money laundering policies and procedures, including a customer identification program.  Franklin Bank is also required to screen all customers against government lists of known or suspected terrorists.  There is additional regulatory oversight to insure compliance with the Patriot Act.

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

Deposit Insurance.  Franklin Bank has deposits that are insured by the Federal Deposit Insurance Corporation (“FDIC”).  FDIC maintains a Bank Insurance Fund (“BIF”) that is funded by risk-based insurance premium assessments on insured depository institutions.  Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations.  FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits.  In 2013 and 2012, Franklin Bank paid $196,501 and $253,874, respectively, in FDIC assessments.  It is anticipated that assessments may increase in the future to offset demands on the BIF from banks that fail in the troubled economy.  Such increases could adversely affect the Bank’s profitability.

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

Capital Requirements.  The Federal Reserve has adopted risk-based capital guidelines that are applicable to MainStreet.  The guidelines provide that the Corporation must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit).  At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%.  In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria.  The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles.  MainStreet is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against MainStreet if its subsidiary bank becomes undercapitalized.  MainStreet’s bank subsidiary is well capitalized and fully in compliance with capital guidelines.  However, regulatory capital requirements relate to earnings and asset quality, among other factors.  Bank regulators could choose to raise capital requirements for banking organizations beyond current levels.  As discussed in Item 7, Management’s Discussion and Analysis, MainStreet’s subsidiary bank entered into a formal agreement with the Office of the Comptroller of the Currency which contained requirements relative to Franklin Bank’s capital levels.  Franklin Bank has achieved full compliance with the agreement, which was terminated in August 2013.

On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U. S. banking organizations.  The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations.  Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier I capital (Tier 1 Common) to risk-weighted assets and a common equity tier I capital conversation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions.  The rule also raises the minimum ratio of tier I capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations.  These new minimum capital ratios will become effective for MainStreet on January 1, 2015 and will be fully phased in on January 1, 2019.  The final rule emphasizes common equity tier I capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments.  The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Banks and regulators use risk weighting to assign different levels of risk to difference classes of assets.  Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the Bank or MainStreet to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.  As described above, significant additional restrictions can be imposed on Franklin Bank if it would fail to meet applicable capital requirements.

Limits on Dividend Payments.  As a national bank, Franklin Bank may not pay dividends from its capital, and it may not pay dividends if the bank would become undercapitalized, as defined by regulation, after paying the dividend.  Without prior OCC approval, Franklin Bank’s dividend payments in any calendar year are restricted to the bank’s retained net income for that year, as that term is defined by the laws and regulations, combined with retained net income from the preceding two years, less any required transfer to surplus.  Under the Agreement, Franklin Bank was restricted from paying dividends.  Franklin Bank has achieved full compliance with the Agreement, which was terminated in August 2013.

The OCC and FDIC have authority to limit dividends paid by Franklin Bank, if the payment were determined to be an unsafe and unsound banking practice.  Any payment of dividends that depletes the Bank’s capital base could be deemed to be an unsafe and unsound banking practice.  Under the MOU with the Federal Reserve, MainStreet could not pay any dividends without approval.  The MOU was terminated in September 2013 and there are no longer any restrictions or stipulations attributable to the MOU.

Branching.  As a national bank, Franklin Bank is required to comply with the state branch banking laws of Virginia, the state in which the Bank is located.  Franklin Bank must also have the prior approval of OCC to establish a branch or acquire an existing banking operation.  Under Virginia law, Franklin Bank may open branch offices or acquire existing banks or bank branches anywhere in the state.  Virginia law also permits banks domiciled in the state to establish a branch or to acquire an existing bank or branch in another state.  The Dodd-Frank Act permits the OCC to approve national bank branches in any state in which a bank located in that state is permitted to establish a branch.

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

Other Legislative and Regulatory Concerns

Particularly because of current uncertain and volatile economic conditions as well as recent credit market turmoil and related financial institution concerns, federal and state laws and regulations are likely to be enacted that will affect the regulation of financial institutions.  The Dodd-Frank Reform Act has been adopted and additional regulations affecting the financial sector have been enacted and additional regulations can be expected, although many of these are not directly applicable to small community financial institutions like MainStreet.  The net effect of these changes in this law as well as others will add to the regulatory burden on banks and increase the costs of compliance, or they could change the products that can be offered and the manner in which banks do business.  We cannot foresee how the additional regulation of financial institutions may change in the future and how those changes might affect MainStreet.

Company Website

MainStreet maintains a website at www.msbsinc.com and for Franklin Bank at www.fcbva.com.  The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website through a link to the Securities and Exchange Commission for filings.  The Corporation’s proxy materials for the 2014 Annual Meeting of Shareholders are also posted on a separate website at www.cfpproxy.com/6043.

Employees

The total number of full-time equivalent persons employed by MainStreet and its wholly owned bank subsidiary as of December 31, 2013 was 52.  MainStreet believes its relationship with its employees is good and no employees are represented by a labor union.

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

MainStreet has 10,000,000 authorized shares of common stock, no par value, and had 1,713,375 shares of its common stock outstanding at January 31, 2014.  In addition, the initial organizers of MainStreet received 96,250 warrants in connection with the initial public offering.  Each warrant provided the holder with the right to buy one share of common stock at a price of $9.09 per share of which 27,500 were exercised and the remainder were either forfeited or expired unexercised in 2010.

Options in the amount of 33,000 were granted at the then fair market value of $9.55 to a former employee and expired in June 2013.

In addition, the shareholders of MainStreet BankShares, Inc. approved the 2004 Key Employee Stock Option Plan (the “Plan”) at its Annual Meeting on April 15, 2004.  The Plan permitted the grant of Non-qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares and its subsidiaries.  The Plan terminated on January 21, 2009.  Awards made under the Plan prior to and outstanding on that date remain outstanding in accordance with their terms.  Option awards were generally granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant.  The options issued in 2007 and 2006 had a vesting period of 3 years and have a ten year exercise term.  The options issued in 2005 vested immediately upon grant and have a ten year exercise term. As of December 31, 2013, there were 136,527 options granted under this plan of which 822 options have been exercised, 61,249 options have expired,  and 7,433 stock options have been forfeited.   The rest remain unexercised.

As of December 31, 2013, 67,023 stock options are outstanding, of which all are vested and exercisable.

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

	2013		2012
	High	Low	High	Low
Quarter Ended	Close	Close	Close	Close
March 31	$7.20	$6.00	$4.25	$3.75
June 30	$8.24	$6.40	$6.39	$4.25
September 30	$7.80	$7.07	$4.90	$4.50
December 31	$8.50	$7.01	$6.00	$4.55

There are approximately 1,565 shareholders of common stock as of December 31, 2013.

Given the injection of $1.3 million into the loan loss reserve by Franklin Bank during the fourth quarter of 2008, MainStreet’s Board of Directors deemed it prudent to suspend the cash dividend at that time.  The only source of funds for dividends is dividends paid to MainStreet by Franklin Bank.  Franklin Bank is limited in the amount of dividend payments by the Office of the Comptroller of the Currency, (“OCC”), its primary regulator.  The OCC limits annual dividends to a maximum of retained profits of the current year plus the two prior years, without prior OCC approval.  On April 16, 2009, Franklin Bank entered into a formal Agreement (“Agreement”) with the OCC.  Among other things, the Agreement required the Bank to adopt a three year capital program and prohibited the payment of a dividend until the Bank achieved compliance with the program and satisfied certain other conditions.  Franklin Bank has achieved full compliance with the Agreement, which was terminated in August 2013.  On June 17, 2009, MainStreet entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Richmond, which was amended January 26, 2011.  Under the MOU, MainStreet was prohibited from paying any dividends.  The MOU was terminated in September 2013 and there are no longer any restrictions or stipulations attributable to the MOU.  However, the payment of future dividends by MainStreet may depend on a return by Franklin Bank to more historical levels of profitability.  Refer to Item 7, Management’s Discussion and Analysis for a detailed discussion.

Information in the format relating to MainStreet securities authorized for issuance under the Company’s Equity Compensation plans is as follows:

Number of Securities
Remaining Available
	Number of Securities		For Future Issuance
	To be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	67,023	$12.87	—

Equity compensation plans
not approved by security holders	—	—	—

Total	67,023	$12.87	—

The Plan terminated January 21, 2009, except with respect to awards granted prior to that date.

Refer to Part II, Item 8, Note 14 for a detailed discussion of the stock options and warrants that are outstanding.

Item 6.	Selected Financial Data

Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

MainStreet was incorporated on January 14, 1999 in the Commonwealth of Virginia and is the bank holding company for Franklin Bank which serves the Franklin County area of Virginia.  MainStreet provides a wide variety of banking services through Franklin Bank, which emphasizes personal customer service and other advantages incident to banking with a locally owned community bank.  It relies on local advertising and the personal contacts of its directors, employees, and shareholders to attract customers and business to the Bank.  Franklin Bank has three banking offices in Rocky Mount and Franklin County.  On February 8, 2007, MainStreet formed a wholly-owned real estate company, MainStreet RealEstate, Inc. for the sole purpose of owning the real estate of the Corporation.  MainStreet RealEstate, Inc. owns the Union Hall (Southlake) office of Franklin Bank.

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

Overview

We finished 2013 with a low interest rate environment and near flat loan demand in our market, which has negatively impacted our net interest margin.  Despite these continued challenges and an increase in our nonaccrual loans, we are pleased to report a dramatic improvement in our other real estate properties on our balance sheet.  Our aggressive approach has moved large dollars in foreclosed assets off our balance sheet.  We will continue to maintain an aggressive posture in resolving problem assets as we move into 2014.  We believe this strategy will strengthen the Corporation’s position and prepare us for future growth.

Total assets at December 31, 2013 and 2012 were $169,031,017 and $183,110,988, respectively, a decline of $14,079,971, or 7.69%.  The composition of the balance sheet has also changed.  The largest components of change were in cash and cash equivalents and loans, net of unearned deferred fees and costs.  Total cash and cash equivalents declined $6.1 million from year-end 2012 while loans, net of unearned deferred fees and costs declined $10.8 million.  Loan demand has remained soft during 2013 and we have aggressively continued to work through our problem loans, which has resulted in additional payouts and foreclosures.  Please refer to Footnote #4 for a discussion of our criticized assets.  We continue to monitor our asset quality closely and we have had substantial improvement in the level of our criticized assets, which include loans rated special mention, substandard, doubtful, and loss.  Securities available for sale increased to $21.8 million at year-end 2013 from $18.8 million at year-end 2012 primarily due to purchases in excess of pay downs on mortgage backed securities.  This increase was further reduced by calls and sales of securities.  Our total deposits declined $7.8 million from year-end 2012 to year-end 2013.  With the continued focus on lowering our overall deposit costs and soft loan demand, this was an anticipated and expected result.  Our loan to deposit ratio was 86.63% and 89.32% at December 31, 2013 and 2012, respectively.  Overall costs of our interest bearing deposits declined 16 basis points in 2013 compared to 2012.  We maintained our relationships as can be evidenced by the increase in demand deposits which are our non-interest bearing funds.  We also had $6.0 million in repurchase agreements mature in January 2013 for which certain securities available for sale were utilized as collateral.  At maturity, we paid off the $6.0 million and now have additional securities that can be utilized and pledged for other purposes, as needed.

Total shareholders’ equity at December 31, 2013 and 2012 was $23,987,541 and $24,250,373, respectively.  MainStreet and Franklin Bank were considered well capitalized at December 31, 2013 and 2012 under the standards of regulatory capital classifications.  The book value of shareholders’ equity at December 31, 2013 and 2012 was $14.00 and $14.15 per share, respectively.

MainStreet had net income of $205,034 for the year ending December 31, 2013 compared to net income of  $1,970,776 for the year ending December 31, 2012.  Net income for 2013 was impacted substantially by increased provision expense and reduced income from bank owned life insurance as discussed below, all offset by a decrease in supplemental executive retirement plan (“SERP”) expense.  Basic and diluted net income per common share was $0.12 and $1.15 for 2013 and 2012, respectively.  Return on average assets in 2013 and 2012 was 0.12% and 1.02%, respectively while return on average shareholders’ equity was 0.85% and 8.69% for 2013 and 2012, respectively.  The return on average assets and average equity for 2011 was (0.07%) and (0.66%), respectively.  Year 2013 continued to be impacted by our level of criticized assets.  As we worked through these assets and they moved through the cycle, we experienced losses on the sales of other real estate, write downs associated with lower appraisals and selling prices, and had expenses associated with holding these assets.  However, these expenses declined by $1,257,198 over 2012 levels.  Provision expense in 2013 was higher than 2012 as we worked through our problem loans and experienced an increase in our net charge offs in the amount of $730,729.  Provision expense for the periods ending December 31, 2013 and 2012 was $1,664,880 and $486,257, respectively.

Franklin Bank has two bank owned life insurance policies on the life of  its covered current President and Chief Executive Officer.  Upon the tragic death of former CEO Larry A. Heaton in 2012, Franklin Bank collected a death benefit on the bank owned life insurance of approximately $2.4 million.  Also under the Supplemental Executive Retirement Plan (“SERP”) upon  Mr. Heaton’s death, the present value of the payout of this benefit was accrued and expensed totaling approximately $1 million in 2012.

Results of Operations

Net Interest Income

The low interest rate environment continued during 2013 with the Federal Reserve leaving the short-term interest rates within a range of 0% - .25% which has been effective since 2008.  At the most recent meeting of the FOMC, the Federal Reserve indicated a slowdown in the purchase of securities due to an improving employment rate.  This change will slowly reverse the QE 3 strategy gradually raising rates over time.  The Federal Reserve also indicated they will continue to monitor the economy given its tenuous nature and threat of inflation.  By employing the QE 3 strategy the Federal Reserve plans to continue purchasing mortgage backed assets at a slower pace. This should slow the effects of the previous Federal Reserve decision to “twist” the yield curve by driving up short term rates and lowering long term rates. The net effect is to keep mortgage rates low for an extended period of time to help spur the housing industry and economic growth.  It is also designed to maintain inflation at low levels.

As interest rates have remained low, our borrowers have extended pressure to move to more fixed rate interest products; however, interest rates on variable rate loans make up approximately 25% of Franklin Bank’s loan portfolio.  In a rising interest rate environment, this initially would have a positive impact on the net interest margin because deposit rates are slower to reprice at the higher rates.  In a declining interest rate environment such as we have been in, asset sensitivity initially has had a negative impact on the net interest margin until deposit rates reach an opportunity to reprice.  The addition of floors to segments of our variable rate loan portfolio has helped to control the impact to our net interest margin.  Due to the large amount of repricing deposit liabilities in the near term, the Bank will have a positive impact to the net interest margin in this low interest rate environment.  Throughout our history, our overall deposit maturity has been short which has benefited us by allowing us to reprice our deposits downward as they have matured in the lower interest rate environment.  On the other hand, in an environment of increasing interest rates, short deposit maturity would reduce the benefit of rising interest rates on loans.  Furthermore, even though lower interest rates have been beneficial for our cost of deposits, with prime at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment.  In addition, competition for deposits remains fierce in our market; however, our goal is to continue to lower our cost of deposits during 2014.  The maturity of our repurchase agreement in September 2012 had a positive impact on our net interest margin for the last quarter of 2012 and continued in 2013.  In addition, the remaining $6 million in repurchase agreements matured in January 2013, which also had a positive impact on our net interest margin.

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

Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rates and Interest Differentials
	2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans, net of unearned (1)	$128,428,764	$6,726,039	5.24%	$138,184,714	$7,782,200	5.63%	$153,201,363	$8,608,985	5.62%
Loans held for sale	254,394	8,048	3.16	244,544	7,613	3.11	8,016	270	3.37
Securities available-for-sale- taxable	14,566,168	324,736	2.23	18,863,608	468,374	2.48	24,103,456	753,407	3.13
Securities available-for-sale-non taxable (2)	4,814,962	70,181	2.14	3,717,392	56,838	2.25	96,835	2,029	3.08
Restricted equity securities	673,537	32,473	4.82	778,190	32,098	4.12	927,000	30,280	3.27
Interest-bearing deposits in banks	15,601,834	34,175	..22	13,450,334	29,526	..22	11,857,846	25,757	..22
Federal funds sold	4,696,754	7,997	..17	7,074,748	12,634	..18	6,820,273	11,497	..17
Total Interest Earning Assets	169,036,413	7,203,649	4.28%	182,313,530	8,389,283	4.62%	197,014,789	9,432,225	4.79%
Cash and due from banks	3,031,847			2,877,211			2,746,269
Other assets	5,719,827			10,182,472			12,119,036
Allowance for loan losses	(2,673,876)			(2,755,936)			(3,280,304)

Total Assets	$175,114,211			$192,617,277			$208,599,790
Interest checking deposits	$8,701,907	$1,962	..02%	$7,475,890	$3,687	..05%	$6,928,098	$6,720	..10%
Money market deposits	22,186,133	44,398	..20	23,419,522	48,219	..21	24,678,500	105,840	..43
Savings deposits	15,493,135	7,708	..05	13,324,572	7,318	..05	12,231,895	26,004	..21
Time deposits $100,000 and over	34,219,163	488,265	1.43	38,988,324	627,801	1.61	46,314,130	853,058	1.84
Other time deposits	42,246,584	514,212	1.22	51,597,511	685,542	1.33	61,126,990	1,000,582	1.64
Federal funds purchased	274	3	1.09	164	2	1.22	603	2	..33
Repurchase agreements	16,438	595	3.62	11,348,361	447,233	3.94	13,500,000	538,071	3.99
Short-term borrowings	85	—	—	55	—	—	712	3	..42
Total interest-bearing liabilities	122,863,719	1,057,143	..86%	146,154,399	1,819,802	1.25%	164,780,928	2,530,280	1.54%
Demand deposits	26,065,529			22,899,719			20,680,934
Other liabilities	1,933,643			878,634			870,010
Total Liabilities	150,862,891			169,932,752			186,331,872
Shareholders’ Equity	24,251,320			22,684,525			22,267,918

Total Liabilities and Shareholders’ Equity	$175,114,211			$192,617,277			$208,599,790

Net Interest Earnings		$6,146,506	3.42%		$6,569,481	3.37%		$6,901,945	3.25%

Net Yield on Interest Earning Assets (3)			3.66%			3.62%			3.50%

(1)
Loan fees, net of costs, are included in total interest income.  Gross loan fee income totaled $183,294, $279,789 and $269,618 for the years ended December 31, 2013, 2012, and 2011, respectively.  The average balance of nonaccrual assets is included in the calculation of asset yields.

(2)	The yield is calculated based on the tax equivalent yield for tax exempt interest on municipal securities using a 34% marginal tax rate.
(3)	The net yield on earning assets includes the tax adjustment for tax exempt interest on municipal securities using a 34% marginal tax rate.

MainStreet’s net interest margin for the years ending December 31, 2013 and 2012 was 3.66% and 3.62%, respectively, an increase of 4 basis points.  Both interest income and interest expense declined in comparison to last year, primarily due to the interest rate environment.  The yield on earning assets dropped 34 basis points to 4.28%.  The funding side dropped 39 basis points.  In addition to the low interest rate environment and lower average balances, the effect of lost interest on nonaccrual loans impacted the net interest margin.  Lost interest for 2013 was $217,248 compared to $221,579 in 2012.  Competition for good loans is great and declining rates reduced loan profitability as loans repriced and new loans were made at lower rates.  The ability of nonfinancial entities to provide financial services also increases competition, particularly during periods of reduced loan demand, like the present one.  These factors also negatively impact the margin.  Finally, Franklin Bank’s growth has been quite dependent on consumer and real estate based lending and in the current economic environment sound growth opportunities in these areas are dramatically reduced.

The following table sets forth, for the period indicated, a summary of the change in interest income and interest expense resulting from changes in volume and rates.  The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2013 Compared to 2012 Increase			2012 Compared to 2011 Increase
	(Decrease) Due to Change In			(Decrease) Due to Change In
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans, net of unearned	$(530,109)	$(526,052)	$(1,056,161)	$(845,658)	$18,873	$(826,785)
Loans held for sale	310	125	435	7,365	(22)	7,343
Securities available-for-sale- taxable	(99,179)	(44,459)	(143,638)	(146,475)	(138,558)	(285,033)
Securities available for sale- nontaxable	16,105	(2,762)	13,343	55,505	(696)	54,809
Restricted equity securities	(4,640)	5,015	375	(5,345)	7,163	1,818
Interest-bearing deposits in banks	4,713	(64)	4,649	3,493	276	3,769
Federal funds sold	(4,073)	(564)	(4,637)	782	355	1,137
Total Interest Income	$(616,873)	$(568,761)	$(1,185,634)	$(930,333)	$(112,609)	$(1,042,942)

Interest Expense:
Interest checking deposits	$528	$(2,253)	$(1,725)	$495	$(3,528)	$(3,033)
Money market deposits	(2,493)	(1,328)	(3,821)	(5,149)	(51,559)	(56,708)
Savings deposits	1,120	(730)	390	2,138	(20,824)	(18,686)
Certificates of deposit $100,000 and over	(72,266)	(67,270)	(139,536)	(125,480)	(99,777)	(225,257)
Other time deposits	(117,115)	(54,215)	(171,330)	(142,648)	(173,305)	(315,953)
Federal funds purchased	1	—	1	(2)	2	—
Repurchase agreements	(412,925)	(33,713)	(446,638)	(84,858)	(5,980)	(90,838)
Short-term borrowings	—	—	—	(1)	(2)	(3)
Total Interest Expense	$(603,150)	$(159,509)	$(762,659)	$(355,505)	$(354,973)	$(710,478)

Net Interest Income	$(13,723)	$(409,252)	$(422,975)	$(574,828)	$242,364	$(332,464)

For 2013 and 2012, net interest income totaled $6,146,506 and $6,569,481, respectively, a decline of $422,975, or 6.44%.  The total average interest-earning assets were $169,036,413 and $182,313,530 for the years ending December 31, 2013 and 2012, respectively, a decrease of $13,277,117, or 7.28%.  The largest category of decline was in loans, net of unearned deferred fees and costs which decreased by $9.8 million.  Higher yielding loan volume declines far exceeded other lower yielding earning assets, hence decreasing total interest income.  Interest income was also affected by lost interest on nonaccrual loans as discussed above.  The total average interest-bearing liabilities were $122,863,719 and $146,154,399 for the years ending December 31, 2013 and 2012, respectively, a decrease of $23.3 million.  Interest-bearing deposit liabilities declined due to our strategy to lower our overall deposit costs.  This decline can be seen primarily in time deposits including, certificates of deposit $100,000 and over.  While implementing this strategy, loan demand remained soft, which complemented our strategy.  Repurchase agreements also declined due to the maturities in January 2013 and September 2012.

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

Our methodology for determining the allowance is based on two basic principles of accounting: (i) losses are accrued when they are probable of occurring and are capable of estimation and (ii) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Our analysis is based on an individual review of all credits rated Pass/Watch and lower in our risk rating system by account officers in addition to a review of management information system reports on numerous portfolio segments. The analysis of the allowance is solely based on historical and qualitative factors with historical losses adjusted to higher factors for our criticized and classified loans compared to similar banks with comparable real estate concentrations nationally. Our process allows loan groups to be identified and properly categorized. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods which are fair value of collateral, present value of expected cash flows, or observable market price. A specific reserve is then allocated for the amount of the impairment. Impairment is defined as a loan in which we feel it is probable (meaning likely, not virtually certain) that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors. Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience. These pools are as follows: 1) commercial and industrial loans not secured by real estate; 2) construction and land development loans; 3) residential 1-4 family loans; 4) residential 1-4 family junior liens; 5) home equity lines; 6) commercial real estate; and 7) consumer or loans to individuals. Historical loss is calculated based on a twelve-quarter average history. Historical net loss data is adjusted and applied to pooled loans based on qualitative factors. We utilize the following qualitative factors: 1) changes in the value of underlying collateral such as loans not conforming to supervisory loan to value limits; 2) national and local economic conditions; 3) changes in portfolio volume and nature such as borrower’s living outside our primary trade area; 4) changes in past dues, nonaccruals; and 5) quality and impact and effects of defined credit concentrations. The methodology has continued to evolve as our company has grown and our loan portfolio has grown and become more diverse.

The provision for loan losses was $1,664,880 and $486,257 for the years ending December 31, 2013 and 2012, respectively, an increase of $1,178,623, or 242.39%. The allowance for loan losses was $2,379,145 at December 31, 2013 which equated to 1.92% of loans, net of unearned deferred fees and costs. At December 31, 2012, the allowance was $2,602,098, or 1.93% of loans, net of unearned deferred fees and costs. Net charge-offs of $1,887,833 and $1,157,104 for the years ending December 31, 2013 and 2012, respectively equated to 1.47% and .84%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time. The allowance for loan losses was not replenished by the full $1,967,911 of gross charge offs because $268,850 of that total gross charge off amount was provided for in our allowance for loan losses at year end 2012 as a specific reserve. Nonaccrual loans were $4.0 million and $1.5 million at December 31, 2013 and 2012, respectively, a negative impact of $2.5 million. These loans were 3.24% and 1.13% of loans, net of unearned deferred fees and costs at December 31, 2013 and 2012, respectively. In addition, troubled debt restructurings, not included in nonaccrual loans, were $1,929,999 and $1,305,180 at December 31, 2013 and 2012, respectively. Specific reserves allocated to the nonaccrual loans and troubled debt restructurings at year end 2013 and 2012 were $575,926 and $292,003, respectively, an increase of $283,923. Our criticized and classified loans, not included in the individually evaluated loans, decreased in the year-to-year comparison approximately $7.7 million which caused a decline in the year-to-year comparison of the allowance by approximately $407,000. The remainder of the loans, collectively evaluated, declined in volume $5.1 million. Once the qualitative factors were adjusted, the allowance allocated to this group decreased approximately $50,000. The change in the unallocated amount decreased $50,000 in the year to year comparison.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, other impaired loans, and troubled debt restructurings (not on nonaccrual).

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Commercial	$725,863	$212,738	$136,680	$354,125	$167,267
Real Estate:
Construction and land development	576,552	1,100,585	1,624,238	3,835,729	1,863,772
Residential 1-4 families:
First liens	1,130,961	938,555	4,852,061	4,055,568	1,615,027
Junior Liens	182,170	225,669	424,795	196,970	302,781
Home equity lines	71,338	—	131,439	147,978	—
Commercial real estate	3,308,733	346,807	1,533,473	530,432	494,249
Consumer	—	—	50,694	18,312	—
Total Nonperforming Loans	$5,995,617	$2,824,354	$8,753,380	$9,139,114	$4,443,096

As can be seen by the chart above, the commercial real estate segment had the largest nonperforming loans at December 31, 2013 followed by the residential 1-4 family first lien loan segment. The construction and land development and residential 1-4 family first lien loan segments have the largest categories of nonperforming loans in the remaining years shown above. The remainder of the loans in these loan segments were performing credits at December 31, 2013 and December 31, 2012. Loans 90 days or more past due and still accruing at December 31, 2013 were $0. There were $3,485 in loans 90 days or more past due and still accruing included in the nonperforming loans at December 31, 2012. Troubled debt restructurings included in nonperforming loans that were not on nonaccrual at December 31, 2013 and 2012 were $1,929,999 and $1,305,180, respectively. Many of the asset quality issues are the result of our borrowers having to sell various real estate properties to repay the loan. In order to sell the properties and repay the loan, there must be buyers in the marketplace to acquire the properties. Our market, mainly real estate, continues to produce few buyers. In addition, borrowers’ incomes have been reduced which increases the debt to income ratio. Please refer to Item 8, Financial Statements, Note 4, for further disclosures of past due loans, nonaccrual loans, troubled debt restructurings, impaired loans, and the allowance.

The overall economy in Franklin County has shown little improvement over the last year. We continue to struggle with high unemployment, a continued slowing of building activity, and a slowing of transportation and warehousing. Unemployment was 4.6% at December 31, 2013. Although this rate has declined since 2012, this rate is not reflective of those persons who have left the workforce or are under-employed in their current positions. Absorption analysis in our market place shows elevated turnover rates for various inventories over historical levels. With the sale of our other real estate properties, we have seen the decline in real estate values. Smith Mountain Lake is a core area for development in Franklin County and is largely real estate based. It is a resort area and largely follows the national trend rather than the local trend. Until unemployment declines and consumer confidence increases, these trends may continue. There is continued economic pressure on consumers and business enterprises. No assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future. Our level of nonperforming loans increased to 2009 levels since last year-end; therefore, we remain cautious and prudent with our allowance. Economists believe that small businesses will continue to be challenged during 2014. As a community bank, small businesses are core for our loan portfolio.

The following table shows MainStreet’s average loan balance for each period, changes in the allowance for loan losses by loan category, and additions to the allowance which have been charged to operating expense.

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Average amount of loans, net of unearned, outstanding during the year	$128,428,764	$138,184,714	$153,201,363	$162,931,745	$182,502,689
Balance of allowance for loan losses at beginning of year	2,602,098	3,272,945	3,584,180	3,277,559	3,502,029
Loans charged off:
Commercial	(450,100)	(186)	(482,651)	(142,335)	(488,436)
Construction and land development	(592,292)	(257,796)	(922,440)	(597,206)	(585,219)
Residential 1-4 families	(307,856)	(1,055,384)	(476,172)	(377,957)	(704,347)
Home equity lines	(9,052)	—	(34,745)	(21,766)	—
Commercial real estate	(534,150)	—	(205,824)	—	(325,646)
Consumer	(74,461)	(16,785)	(21,670)	(15,971)	(30,318)
Total loans charged off:	(1,967,911)	(1,330,151)	(2,143,502)	(1,155,235)	(2,133,966)
Recoveries of loans previously charged off:
Commercial	12,278	1,842	32,312	1,740	128,901
Construction and land development	9,090	8,377	62,883	117,595	11,571
Residential 1-4 families	27,945	145,830	63,987	46,247	41
Home equity lines	—	3,374	—	—	—
Commercial real estate	1,429	—	—	—	—
Consumer	29,336	13,624	12,302	4,174	2,683
Total recoveries:	80,078	173,047	171,484	169,756	143,196
Net loans charged off:	(1,887,833)	(1,157,104)	(1,972,018)	(985,479)	(1,990,770)
Additions to the allowance for loan losses	1,664,880	486,257	1,660,783	1,292,100	1,766,300
Balance of allowance for loan losses at end of year	$2,379,145	$2,602,098	$3,272,945	$3,584,180	$3,277,559
Ratio of net charge offs during the period to average loans outstanding during period	1.47%	..84%	1.29%	..60%	1.09%

The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

	December 2013		December 2012		December 2011		December 2010		December 2009
Commercial	$151,289	7.63%	$108,336	7.77%	$154,991	7.73%	$138,449	6.85%	$236,610	7.11%
Real Estate:
Construction & land development	353,391	13.26	767,018	15.82	902,644	18.24	1,086,183	19.78	1,053,136	20.78
Residential 1-4 families
1st liens	601,276	27.33	701,668	26.40	1,100,139	26.36	1,065,683	24.89	817,387	22.77
Jr liens	100,906	5.12	134,847	5.68	174,809	5.93	243,526	6.01	184,617	5.39
Home equity lines	100,351	4.66	88,411	4.54	98,582	5.34	217,063	6.71	349,041	8.96
Commercial real estate	1,061,037	40.91	740,073	38.58	824,759	35.12	793,308	34.30	613,786	33.21
Consumer	10,895	1.09	11,745	1.21	11,911	1.28	39,968	1.46	22,982	1.78
Unallocated	—	—	50,000	—	5,110	—	—	—	—	—
Total	$2,379,145	100.00%	$2,602,098	100.00%	$3,272,945	100.00%	$3,584,180	100.00%	$3,277,559	100.00%

Noninterest Income

Noninterest income for the years ending December 31, 2013 and December 31, 2012 was $1,063,425 and $3,480,767, respectively, a decrease of $2,417,342 or 69.45%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 12/31/13	YTD 12/31/12	Dollar Change	Percentage Change
Service charges on deposit accounts	$251,958	$261,487	$(9,529)	(3.64)%
Mortgage commission	244,390	239,565	4,825	2.01
Electronic card fees	191,092	179,443	11,649	6.49
Investment fee income	177,034	185,780	(8,746)	(4.71)
Income on bank owned life insurance	37,296	2,494,285	(2,456,989)	(98.50)
Gain on sale of securities available for sale	47,194	1,848	45,346	2,453.79
Other fee income & miscellaneous	114,461	118,359	(3,898)	(3.29)

As can be seen by the above chart, the largest dollar change in noninterest income was in income received from our bank owned life insurance.  Franklin Bank has two life insurance policies on the current covered executive participating in the supplemental executive retirement plan (“SERP”).  Franklin Bank is the owner and beneficiary of these policies.  Our former CEO, Larry Heaton, was tragically killed in a car accident in December 2012.  Franklin Bank recorded approximately $2.4 million in income from the death benefit of the bank owned life insurance in 2012.  Securities gains were $47,194 in 2013 compared to $1,848 in 2012.  Mortgage commission increased $4,825, or 2.01% in 2013 over the 2012 income.  However, volumes have decreased in part by the economic environment and additional regulatory requirements which reduce the loans we can make from a practical standpoint.  Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies.  Franklin Bank receives the mortgage commission income on the sales.  Within our partnerships, we close some mortgage loans in our name and then sell them to our partners within a very short period of days.  Our partners provide the underwriting of the loans.  This process allows us to change our commission levels and has increased our income.  Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients.  Franklin Bank receives fee income from this partnership based upon volume.  Fee income received on investment income in 2013 was $177,034 as compared to $185,780 in 2012, a decrease of $8,746 or 4.71%.  Electronic card fees experienced an increase in the year to year comparison of $11,649.  Other fee income and miscellaneous income decreased $3,898.  Franklin Bank has elected to present assets and liabilities related to derivatives on its mortgage loans held for sale on a gross basis.  Derivatives in a gain position are recorded as other assets and those in a loss position are recorded as other liabilities, with the offset being miscellaneous income and miscellaneous expense, respectively.  This quarterly entry can cause fluctuations in these accounts, as an increase of $1,797 has been recorded to noninterest income in 2013.  Service charges on deposit accounts decreased $9,529, or 3.64%, primarily due to a decline in overall NSF fee income.  Customers are more aware of these charges in this difficult economic time and monitor their accounts more closely to protect against these fees.

Noninterest Expense

Total noninterest expense for the years ending December 31, 2013 and December 31, 2012 was $5,292,709 and $7,898,161, respectively, a decrease of $2,605,452, or 32.99%.  Nonrecurring other real estate and repossession expenses were $172,056 and $1,429,254 for the years ending December 31, 2013 and 2012, respectively.  Excluding these expenses, total noninterest expense would have been $5,120,653 and $6,468,907, respectively, for 2013 and 2012, a decrease of $1,348,254.  This decrease is primarily due to the $980,278 decrease in the Supplemental Executive Retirement Plan (“SERP”) expense.  Our former President and CEO, Larry Heaton, was tragically killed in a car accident in December 2012.  This caused the present value of the death benefit and expense required to be recorded in 2012.  The following chart shows the noninterest expense by category for the years ending December 31, 2013 and 2012, the dollar change and the percentage change.

Noninterest Expense	YTD 12/31/13	YTD 12/31/12	Dollar Change	Percentage Change
Salaries and employee benefits	$2,625,465	$2,727,946	$(102,481)	(3.76)%
Supplemental executive retirement plan	116,949	1,097,227	(980,278)	(89.34)
Occupancy and equipment	764,245	791,736	(27,491)	(3.47)
Professional fees	217,858	262,633	(44,775)	(17.05)
Outside processing	388,826	494,235	(105,409)	(21.33)
FDIC Assessment	196,501	253,874	(57,373)	(22.60)
Franchise tax	221,504	199,587	21,917	10.98
Regulatory examination fees	87,267	109,559	(22,292)	(20.35)
Other real estate and repossessions	172,056	1,429,254	(1,257,198)	(87.96)
Other expenses	502,038	532,110	(30,072)	(5.65)

As can be seen by the table, the largest component of noninterest expense is salaries and employee benefits. Total salaries and benefit expense comprised 51.81% and 48.43% of total noninterest expense for the years ending December 31, 2013 and December 31, 2012, respectively. MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits, exclusive of supplemental executive retirement plan, decreased in 2013 compared to 2012 by $102,481, or 3.76%. During 2012 salaries were frozen for all employees with the exception of certain budgeted promotions. Commissions were only paid to mortgage and investment personnel. Referral fees were also paid to employees for mortgage and investment referrals. Under FAS ASC 310 certain costs associated with originating loans are amortized over the life of the loan. These costs begin as credits to salary expense and are amortized into the net interest margin over the life of the loan as a reduction. These credits to salary expense were $16,254 more in 2013 than 2012 causing an overall decrease in salary expense. This was due to a modest increase in loan volumes. Personnel taxes were $175,040 and $194,525 in 2013 and 2012, respectively, a decrease of $19,485. Employee insurance costs increased by $9,967 and 401-K expense decreased by $6,064 in the year to year comparison.

The supplemental executive retirement plan expense was $116,949 and $1,097,227 for the years ending 2013 and 2012, a decrease of $980,278. As discussed above, there was an acceleration of the recording of the retirement funds due to the tragic death of our former President and CEO, Larry A. Heaton in 2012.

Other real estate and repossessions are nonrecurring expenses in the category of noninterest expense. The losses, write downs and expenses associated with our other real estate properties experienced a significant decrease of $1,257,198 or 87.96%, compared to the same period in 2012. The Company has taken a more aggressive approach to disposing of its other real estate properties to rid its balance sheet of nonperforming assets. A substantial amount of properties were either sold or written down in 2012. These expenses are driven by factors such as updated appraisals reflecting depressed values, write-downs due to length of time being held in other real estate, and normal expenses associated with owning and maintaining these properties. Expenses on these properties are influenced by the volume of these properties and the duration of time properties remain on our balance sheet.

Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This expense decreased $27,491 or 3.47% for the year 2013 as compared to 2012 primarily due to a decline in depreciation expense, repairs and maintenance, and rent, all offset by increases in utilities and service maintenance contracts. Rent expense declined due to the termination of the lease on the 220 North building, which was closed in 2010.

Professional fees include fees for audit, legal, and other and experienced a decrease of $44,775 or 17.05% in the year to year comparison. Of this amount, legal fees decreased $31,850 primarily due to reduced fees associated with work outs of our criticized assets. Other professional fees declined by $10,130 in the year to year comparison. Our outside processing expenses decreased $105,409, or 21.33%, primarily due to a decrease in data processing fees and checkbook charges. Our FDIC premium expense decreased $57,373, or 22.60% due to the decline in assets and the new method adopted by the FDIC for its calculation using assets as its base; however, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC premiums several years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. This could place a great financial burden on our financial institution. Franchise tax expense increased $21,917 due to a decreased deduction associated with our other real estate properties at year end 2013 over 2012. Regulatory fees from examinations decreased $22,292 in the year-to-year comparison. With the termination of the formal agreement with the OCC, the surcharge on our regulatory assessment fee is no longer applicable. The other expenses category includes supplies, advertising and promotion, shareholder communications, telephone, postage, director fees, travel expense, meals and entertainment, subscriptions and dues, seminars and education, and contributions. This category decreased $30,072, or 5.65%, in the year over year comparison. Miscellaneous expense decreased $25,528 in 2013 as compared to 2012. This was primarily due to the recordation, and subsequent adjustments, of a reserve for undrawn lines and letters of credit in 2012 in the amount of $22,725. This reserve was adjusted in 2013, decreasing miscellaneous expense by $4,558. The quarterly adjustment of the mortgage loan held for sale derivative during 2013 decreased miscellaneous expense by $2,303.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes.  A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity.  The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  No valuation allowances were deemed necessary at December 31, 2013 and December 31, 2012.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amount of $47,308 for the year ended December 31, 2013 and an income tax benefit in the amount of $304,946 for the year ended December 31, 2012.

BALANCE SHEET

Investment Portfolio

MainStreet’s investment portfolio is used for the following purposes:
1)       To maintain sufficient liquidity to cover deposit fluctuations and loan demand.
2)       To fulfill pledging collateral requirements.
3)       To help balance the overall interest rate risk position of the balance sheet.
4)       To make a reasonable return on investments.

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities, and certain equity securities.  Currently, the Corporation has invested in U.S. agencies, mortgage backed securities, municipal bonds, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.  The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved.  Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies.  MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time.  The entire securities portfolio was categorized as available-for-sale at December 31, 2013 and December 31, 2012 and is carried at estimated fair value.  Unrealized market valuation gains and losses, net of deferred taxes, on securities classified as available-for-sale are recorded as a separate component of shareholders’ equity. The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for years ending December 31, 2013 and 2012 appear in Part II, Item 8, Note 2 of this report.  The amortized cost and approximate market values and gross unrealized gains and losses of securities available for sale for the year ending December 31, 2011 is shown in the table below:

19

	2011
	Amortized	Gross Unrealized	Gross Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$2,804,763	$7,497	$(1,478)	$2,810,782
Mortgage backed securities	16,758,613	496,577	—	17,255,190
States and political subdivisions	1,111,363	22,549	—	1,133,912

Total securities available-for-sale	$20,674,739	$526,623	$(1,478)	$21,199,884

Proceeds from the sale of these securities are included in the cash flow statement. Gross gains and losses along with pledged information appear in Part II, Item 8, Note 2 of this report. The following table shows the maturities of securities available-for-sale as of December 31, 2013 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The maturities of the mortgage backed securities are based on stated final maturity. Cash flows from prepayments can cause actual maturities to differ significantly.

	Due in One		Due After		Due After		Due After
	Year or Less		1 – 5 Years		5 – 10 Years		10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

U. S. government sponsored agencies	$—	—%	$—	—%	$2,623,000	1.41%	$—	—%	$2,623,000
Mortgage backed securities	—	—	—	—	1,638,433	2.44	11,516,722	2.54	13,155,155
States and political subdivisions	—	—	469,762	1.05	5,087,615	2.16	—	—	5,557,377
Corporates	—	—	496,900	1.35	—	—	—	—	496,900
Total	$—		$966,662		$9,349,048		$11,516,722		$21,832,432

Loan Portfolio

MainStreet has established a credit policy detailing the credit process and collateral in loan originations. Loans to purchase real estate and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of the credit worthiness of the individual borrower or project based on pertinent financial information, the amount to be financed, and collateral. At December 31, 2013, 2012, 2011, 2010 and 2009 the breakdown of gross loans in the loan portfolio was as follows:

20

	2013		2012		2011		2010		2009
Commercial	$9,426,188	7.63%	$10,439,173	7.77%	$11,061,471	7.73%	$10,874,581	6.85%	$11,882,830	7.11%
Real Estate:
Construction & land development	16,394,964	13.26	21,268,316	15.82	26,102,914	18.24	31,397,922	19.78	34,744,468	20.78
Residential 1-4 families
1st liens	33,787,645	27.33	35,490,285	26.41	37,735,618	26.36	39,509,829	24.89	38,082,662	22.77
Junior liens	6,331,233	5.12	7,633,851	5.68	8,486,594	5.93	9,537,112	6.01	9,011,349	5.39
Home equity lines	5,764,941	4.66	6,093,783	4.53	7,639,785	5.34	10,650,365	6.71	14,974,066	8.96
Commercial real estate	50,579,103	40.91	51,861,252	38.58	50,272,002	35.12	54,455,674	34.30	55,537,593	33.21
Loans to individuals	1,353,312	1.09	1,627,706	1.21	1,836,110	1.28	2,320,162	1.46	2,978,950	1.78
Gross Loans	123,637,386	100.00%	134,414,366	100.00%	143,134,494	100.00%	158,745,645	100.00%	167,211,918	100.00%
Unearned income & deferred fees	86,600		78,300		89,510		79,176		105,524
Loans, net of unearned income & deferred fees	123,723,986		134,492,666		143,224,004		158,824,821		167,317,442
Less: Allowance for loan losses	(2,379,145)		(2,602,098)		(3,272,945)		(3,584,180)		(3,277,559)
Loans, net	$121,344,841		$131,890,568		$139,951,059		$155,240,641		$164,039,883

As can be seen by the loan portfolio volume, our loan volume has been on a decline over the last five years. Loans, net of unearned income and deferred fees, decreased $10.8 million, or 8.01%, at December 31, 2013 compared to December 31, 2012. The real estate market continues to be soft and the credit markets have tightened substantially. In addition, we have been aggressively working through our troubled assets which has resulted in charge-offs and foreclosures, thus lowering outstanding loans. These and other factors have resulted in diminished economic activity and lower loan demand and levels, particularly in real estate related loans. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s participation in these loan markets. Our loan to deposit ratio for 2013 and 2012 was 86.63% and 89.32%, respectively. In prior years, we maintained a larger loan to deposit ratio and leverage of the balance sheet. We deemed it prudent to decrease the ratio by reducing the loan portfolio thereby increasing liquidity and preserving the institution’s history of safety and soundness during these difficult economic times. As can be seen by the chart above, loans secured by real estate represent 91.28% and 91.02% of gross loans at December 31, 2013 and December 31, 2012, respectively. Franklin Bank’s loan portfolio has a large composition of real estate related loans primarily due to the markets we serve. Accordingly, the Bank took steps to reduce certain concentrations including participating loans. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval.

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

Our credit policy requires updated appraisals to be obtained on existing loans upon which collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regard to development projects our policy requires a new appraisal when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months, it must be updated and reviewed before additional funding may occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepare criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value, less estimated selling expense, compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits are included in the qualitative factors based on loan pools in the loan loss analysis.

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

Please refer to Item 8, Note 18, Concentrations of Credit Risk, for a detailed discussion of our concentrations of credit.

The following table shows the amount of commercial loans outstanding at December 31, 2013 and their maturity distribution.

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
Commercial	$2,525,922	$6,101,670	$798,596	$9,426,188
Interest rates are floating or adjustable	1,978,878	1,857,664	91,343	3,927,885
Interest rates are fixed or predetermined	547,044	4,244,006	707,253	5,498,303

The following table shows the amount of real estate construction loans outstanding at December 31, 2013 and their maturity distribution.

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
Real estate construction	$3,233,194	$9,521,474	$3,640,296	$16,394,964
Interest rates are floating or adjustable	421,815	1,633,115	176,145	2,231,075
Interest rates are fixed or predetermined	2,811,379	7,888,359	3,464,151	14,163,889

Nonaccrual loans, loans past due 90 days or more, other impaired loans, and troubled debt restructurings (not on nonaccrual) are considered by MainStreet to be nonperforming loans. MainStreet’s policy is to discontinue the accrual of interest on loans once they become 90 days past due and are not well-collateralized, or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, any interest that is collected will generally be recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

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

In summary, we have enhanced our processes, personnel and software to address nonaccrual and criticized loans. Also, more detailed and frequent reporting regarding asset quality helps insure timely and greater oversight of asset quality. We believe these enhancements are assisting us in working through the asset quality issues resulting from the severe recession.

Net charge offs of $1,887,833 and $1,157,104 for 2013 and 2012, respectively, equated to 1.47% and .84%, respectively, of average loans outstanding, net of unearned deferred fees and costs. Gross charge offs were $1,967,911 for 2013 which was $303,031 more than the provision expense for 2013. This was due to a specific reserve of $292,003 at year end 2012. The loan loss reserve at December 31, 2013 and 2012 represented 1.92% and 1.93%, respectively, of loans, net of unearned deferred fees and costs. Refer to the provision for loan losses section of this discussion and analysis for a breakdown by loan type of nonperforming loans at December 31, 2013 and 2012, respectively. Following is a breakdown of our nonperforming assets.

	For the Periods Ended
	December 31, 2013	December 31, 2012
Nonaccrual loans and leases	$4,005,618	$1,515,689
Loans 90 days or more past due and still accruing	—	3,485
Troubled debt restructurings (not on nonaccrual)	1,929,999	1,305,180
Other impaired loans	60,000	—
Total nonperforming loans	5,995,617	2,824,354
Foreclosed real estate	728,163	1,441,722
Other foreclosed property	—	111,149
Total foreclosed property	728,163	1,552,871
Total nonperforming assets	$6,723,780	$4,377,225

At December 31, 2011, 2010, and 2009, nonaccrual loans were $7,067,722, $7,702,343, and $3,890,152, respectively. Lost interest related to impaired loans as of December 31, 2013, 2012, 2011, 2010, and 2009 was $217,248, $221,579, $521,729, $282,181, and $334,620, respectively. Interest income reflected in the 2013, 2012, 2011, 2010, and 2009 income statements related to impaired loans was $152,004, $73,697, $272,445, $240,882, and $203,755, respectively. Loans that were past due more than 90 days and still accruing at December 31, 2011, 2010, and 2009 were $0, $1,062,174, and $552,944, respectively. Nonaccrual loans, troubled debt restructurings (not on nonaccrual), other impaired loans, and loans 90 days or more past due are considered to be our impaired loans. A specific reserve allowance was maintained against these loans at December 31, 2013 and 2012 in the amount of $575,926 and $292,003, respectively. Overall, Franklin Bank continues to work with troubled borrowers when appropriate and to move quickly to identify and resolve any problem loans. Please refer to Item 8, Financial Statements, Note #4 for further discussions and break downs of our past due loans, nonaccrual loans, and troubled debt restructurings.

At December 31, 2013, 2012, and 2011, MainStreet had $728,163, $1,441,722, and $3,572,518, respectively, in other real estate, which is property acquired through foreclosure.  Other real estate is carried at fair market value, less selling costs, based on appraised value.  Because of the regulatory environment, we worked aggressively in 2013 to sell our other real estate properties.  We also have approximately $0.6 million of our other real estate under contract as this report is prepared.  Other foreclosed assets were $0, $111,149 and $103,649 at December 31, 2013, 2012, and 2011, respectively.

Deposits

Deposits are the largest source of funds used to support the liquidity of MainStreet and to fund our loan portfolio. The ratio of loans, net of unearned deferred costs and fees, to deposits was 86.63% and 89.32% as of December 31, 2013 and 2012, respectively. The ratio of total time deposits, including $100,000 and over, to total deposits declined to 46.78% at year end 2013, from 55.97% at December 31, 2012. Total deposits at December 31, 2013 and 2012 were $142,821,438 and $150,579,368, respectively, a decrease of $7,757,930, or 5.15%. The deposit mix was as follows:

	2013		2012
Demand deposits	$26,856,990	18.80%	$22,819,544	15.15%
Interest checking deposits	9,248,249	6.48	8,882,374	5.90
Money market deposits	23,660,000	16.57	19,929,905	13.24
Savings deposits	16,240,448	11.37	14,672,674	9.74
Time deposits $100,000 and over	29,977,151	20.99	36,757,507	24.41
Other time deposits	36,838,600	25.79	47,517,364	31.56

Total	$142,821,438	100.00%	$150,579,368	100.00%

The chart reflects that the largest component of deposits continues to be in time deposits including $100,000 and over; however these categories have declined as a whole. As a percentage of total deposits, the mix has changed somewhat over the past year. Demand deposits rose $4.0 million, or 17.69%, in 2013 compared to the prior year volume. Demand deposits are essentially considered low cost funds. As a percentage of total deposits, demand deposits also increased. This certainly had a positive impact on our overall cost of funds. Interest checking, money market deposits, and savings deposits have all increased in dollars in comparison to the prior year and as a percentage of total deposits. As discussed above, total deposits declined $7.8 million in comparison to the prior year of which time deposits including $100,000 and over experienced a $17.5 million decline. All other deposit categories increased a total of $9.7 million in the year to year comparison. Our strategy for deposits in 2013 continued to be to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Competition for deposits is great in our market. This affects the availability and ultimately the pricing of deposits. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole relationship and not just certificates of deposit. We have been successful in lowering our deposit costs and maintaining liquidity. Loan demand has been soft, therefore, paralleling our strategy. The overall rate on interest bearing deposits was 0.86% and 1.02% for 2013 and 2012, respectively, a decline of 16 basis points. Our strategic plan in 2014 also includes continued lowering of our deposit costs to benefit net income. Franklin Bank attracted brokered deposits for the first time during 2009. Total brokered deposits were $4.0 million and $5.3 million, respectively, at December 31, 2013 and 2012. Deposits gathered through the CDARS program and included in total brokered deposits were $0 and $1.0 million at December 31, 2013 and 2012, respectively. The average amount and rate of deposits can be found in the Net Interest Income section of this Management’s Discussion and Analysis in the Distribution of Assets, Liabilities, and Shareholders’ Equity: Interest Rate and Interest Differentials table. The maturities of time deposits $100,000 and over and other time deposits are shown in Part II, Item 8, Footnote #7. Demand deposits were 18.80% and 15.15% of total deposits at year end 2013 and 2012, respectively. A further increase in demand deposits would improve the net interest margin and the total rate paid on interest bearing deposits. Increasing demand deposits is a continued focus in 2014.

Borrowings

MainStreet has several sources for borrowings generally to assist with liquidity. At December 31, 2013, MainStreet had no balances outstanding with Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at December 31, 2013 and 2012 were $96,223,160 and $100,810,587, respectively.

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

The following table presents information on each category of MainStreet’s borrowings.

	December 31, 2013	December 31, 2012	December 31, 2011
Short-term Federal Home Loan Bank advances
Amount outstanding at period end	$—	$—	$—
Weighted average interest rate at period end	—%	—%	—%
Maximum amount outstanding at any month-end during the period	$—	$—	$—
Average amount outstanding during the period	$85	$55	$712
Weighted average interest rate during period	..00%	..00%	..42%

Federal funds purchased
Amount outstanding at period end	$—	$—	$—
Weighted average interest rate at period end	—%	—%	—%
Maximum amount outstanding at any month-end during the period	$—	$—	$—
Average amount outstanding during the period	$274	$164	$603
Weighted average interest rate during period	1.09%	1.22%	..33%

Repurchase agreements
Amount outstanding at period end	$—	$6,000,000	$13,500,000
Weighted average interest rate at period end	—%	3.57%	3.93%
Maximum amount outstanding at any month-end during the period	$—	$13,500,000	$13,500,000
Average amount outstanding during the period	$16,438	$11,348,361	$13,500,000
Weighted average interest rate during the period	3.62%	3.94%	3.99%

Shareholders’ Equity

Total shareholders’ equity was $23,987,541, $24,250,373, and $22,240,789 at December 31, 2013, 2012 and 2011, respectively. Average shareholders’ equity to average assets was 13.85%, 11.78%, and 10.67% for 2013, 2012, and 2011, respectively. Book value per share was $14.00, $14.15, and $12.98 at December 31, 2013, 2012, and 2011, respectively.

In September 2007, the Board of Directors approved a plan to repurchase up to 100,000 shares of the Company’s common stock.  By year end 2008, a total of 78,800 shares had been repurchased with total costs of $1,176,170.  The plan has been terminated.  The Corporation was prohibited from repurchasing any of its own stock by the terms of the MOU with the Federal Reserve Bank of Richmond.  The MOU was terminated in September 2013 and there are no longer any restrictions or stipulations attributable to the MOU.

Also, in September 2007, MainStreet’s Board of Directors approved a cash dividend of $.05 per share which was MainStreet’s first cash dividend paid.  Since that date, MainStreet paid a quarterly dividend until the fourth quarter of 2008.  The dividend payout ratio for 2008 was 43.99%.  Under the MOU with the Federal Reserve Bank of Richmond, MainStreet was restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond.  According, MainStreet has not paid any dividends.  Also while under the MOU, MainStreet could not incur or guarantee any debt or redeem or purchase any shares of its common stock without the prior written consent of the Federal Reserve Bank of Richmond.  The MOU was terminated in September 2013 and there are no longer any restrictions or stipulations attributable to the MOU.

The maintenance of appropriate levels of capital is a priority and is continually monitored.  MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies as discussed above.  Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain certain capital ratios.  Failure to meet capital ratios can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements.  Also, declining capital can impact the ability of the bank to grow other assets.  The required level of capital can also be affected by earnings, asset quality and other issues.  Franklin Bank was required under the Agreement with the OCC to implement a three-year capital program which, among other things, required Franklin Bank to plan for adequate capital to meet its current and future needs.  Accordingly, Franklin Bank developed a capital plan while under the Agreement.  The Agreement with the OCC was terminated in August 2013.  MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at December 31, 2013 and 2012; however, in the current economic circumstances, capital resources continue to be a focus for the Corporation.  Tier I capital to average assets, Tier I risk based and Tier II risk based for the Corporation were 13.59%, 18.98%, and 20.24%, respectively.  See Note 15 to the financial statements for capital ratios.  Should it be necessary or appropriate to obtain additional capital, then current shareholders could suffer dilution.

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk.  It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations.  Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests.  In this economic environment liquidity remains a concern.  MainStreet’s material off-balance sheet obligations are loan commitments that were $17,681,657 and $15,726,309, respectively at December 31, 2013 and 2012.  MainStreet has a liquidity contingency plan that gives guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios.  MainStreet’s liquidity is provided by cash and due from banks, interest-bearing deposits, overnight federal funds sold, securities available-for-sale, and loan repayments.  MainStreet also has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank (“FHLB”).  At December 31, 2013 and December 31, 2012, we had available credit from borrowings in the amount of $43,687,459 and $47,521,700, respectively.  MainStreet’s ratio of liquid assets to total liabilities at December 31, 2013, December 31, 2012 and December 31, 2011 was 26.88%, 22.28%, and 19.17%, respectively.  As can be seen from the ratios, liquidity has continued to be strong and has increased over the last three years due to strategies implemented.  Deposits provide the basic core for our liquidity.  As discussed previously, our deposits declined $7.8 million at December 31, 2013 compared to December 31, 2012.  Total time deposits have decreased from year end 2012; however, demand deposits, interest checking accounts, money market deposits and savings deposits all increased over 2012 levels.  The shrinkage of the balance sheet has had a positive impact on our capital.  We monitor the deposits and our liquidity daily to ensure we have ample liquidity.  Pricing in our market continues to be competitive as customers seek higher interest rates especially during this low interest rate environment.  Lines of credit are essential to our business while other funding sources may be utilized.  As a company, one of our strategies for 2013 was to lower deposit costs.  In doing this, we have lost some deposits.  Loan demand in 2013 was soft which worked well with our strategy to lower deposits.  We have accomplished this and have increased our liquidity percentages at the same time.  We have managed these levels and continue to do so as we work towards lowering our deposits costs in 2014.

In addition to the borrowing facilities, MainStreet has continuing relationships with several entities allowing for the gathering of brokered deposits.  We are also a member of the Certificate of Deposit Account Registry Service (“CDARS”).   This allows us to provide our depositors with up to $50 million dollars in FDIC insurance.  We receive the deposits and forward them to CDARS and we receive deposits back if wanted.  The send and receive transaction is called a reciprocal transaction.  We can also bid on deposits in a one-way buy transaction which would allow for new depositors.  CDARS deposits are also considered brokered deposits.  Franklin Bank has accepted brokered deposits in the amount of $4.0 million as of December 31, 2013 which was 2.37%  of total bank assets.  Franklin Bank’s Liquidity Contingency Funding Plan limits brokered deposits to 25% of total assets.  We are well within this margin.  At December 31, 2013, this would allow us to gather an additional $38.1 million in brokered deposits.  Franklin Bank continues to be a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity.  At December 31, 2013, Franklin Bank had $2.3 million in internet certificates of deposit.  We have set policy limits on the amount of internet certificates of deposit that we can gather.  According to our policy, we would be able to accept an additional $23.0 million at December 31, 2013.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. MainStreet utilizes these techniques for management of interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet BankShares, Inc. has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300 and 400 basis point interest rate environment, as applicable. With the change from level shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the change from level ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity that is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the then current level prime rate of 3.25% at December 31, 2013 in a rising and declining 100, 200, 300 and 400, basis point interest rate environment, as applicable:

	Net Interest Income Percentage Change From Level Rates
Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	4.00%	6.00%
+300 bp	6.25	4.00	4.00
+200 bp	5.25	3.00	3.00
+100 bp	4.25	1.00	1.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-3.00
-300 bp	0.25	-2.00	-5.00

MainStreet is sensitive to change in the interest rate environment particularly due to the level of variable rate loans in our loan portfolio, the short-term of fixed rate loans, and the assumed repricing of our interest bearing liabilities. Management seeks to lower the impact on the net interest margin. The addition of floors to segments of our variable rate loan portfolio has contributed significantly to management of the interest income component of our net interest margin. Historically, Franklin Bank has been asset sensitive. However, due to the large amount of repricing deposit liabilities in the near term, the Bank has shifted to a liability sensitive position.

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

The affiliate fee paid to MainStreet helps support MainStreet’s cash requirements since most of the expenses are directly related to the companies it owns.  Dividends from Franklin Bank are also a source of cash for MainStreet.  Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years.  The Agreement required Franklin Bank to adopt a three year capital program and prohibited the payment of a dividend until the Bank achieved compliance with the Agreement, which was terminated in August 2013.  However, the payment of future dividends by MainStreet will depend on a return by Franklin Bank to more historical levels of profitability.

MainStreet RealEstate owns the facility in which the Southlake office of Franklin Bank operates. The land cost was $425,286 and the cost of the building was $881,123. The construction of the facility was completed and operations began in August 2007. The Corporation has only a modest amount of fixed assets.

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

Impact of Inflation

Most of MainStreet’s assets are monetary in nature and therefore are sensitive to interest rate fluctuations. MainStreet does not have significant fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”), including “quantitative easing” during the Great Recession, as well as whether and how the fiscal issues confronting the United States are resolved can have a great effect on MainStreet’s profitability. Management continually strives to manage the relationship between interest-sensitive assets and liabilities. As discussed above, MainStreet and Franklin Bank must comply with numerous federal and state laws and regulations. In light of the increasing government involvement in the financial services industry and to address the underlying causes of the recent credit crunch, it is likely that financial institutions like MainStreet and Franklin Bank will have to meet additional legal requirements, all of which add to the Corporation’s cost of doing business. In addition, regulatory concerns over real estate related assets on the balance sheets of financial institutions and liquidity due to deposit fluctuations and other factors are likely to translate into higher regulatory scrutiny of financial institutions. This could impact MainStreet.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation is currently assessing the impact that the new guidance will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MainStreet BankShares, Inc.
Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankShares, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 25, 2014

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

Cash and due from banks	$2,929,591	$3,076,535
Interest-bearing deposits in banks	10,343,469	11,546,938
Federal funds sold	4,691,091	9,414,880
Total Cash and Cash Equivalents	17,964,151	24,038,353
Securities available-for-sale, at fair value	21,832,432	18,836,561
Restricted equity securities	654,600	741,000
Loans held for sale	306,250	432,000

Loans:
Total Gross Loans	123,637,386	134,414,366
Unearned deferred fees and costs, net	86,600	78,300
Loans, net of unearned deferred fees and costs	123,723,986	134,492,666
Less: Allowance for loan losses	(2,379,145)	(2,602,098)
Net Loans	121,344,841	131,890,568
Bank premises and equipment, net	1,509,562	1,566,987
Accrued interest receivable	462,081	552,402
Bank owned life insurance	1,898,736	1,061,440
Other real estate, net of valuation allowance	728,163	1,441,722
Other assets	2,330,201	2,549,955
Total Assets	$169,031,017	$183,110,988

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$26,856,990	$22,819,544
Interest bearing deposits	115,964,448	127,759,824
Total Deposits	142,821,438	150,579,368

Repurchase agreements	—	6,000,000
Accrued interest payable and other liabilities	2,222,038	2,281,247

Total Liabilities	145,043,476	158,860,615

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares in 2013 and 2012, respectively	17,866,890	17,866,890
Retained earnings	6,161,960	5,956,926
Accumulated other comprehensive income (loss)	(41,309)	426,557

Total Shareholders’ Equity	23,987,541	24,250,373

Total Liabilities and Shareholders’ Equity	$169,031,017	$183,110,988

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
Interest and Dividend Income:
Interest and fees on loans		$6,734,087	$7,789,813
Interest on interest-bearing deposits		34,175	29,526
Interest on federal funds sold		7,997	12,634
Interest on securities available-for-sale:
Taxable		324,736	468,374
Nontaxable		70,181	56,838
Dividends on restricted equity securities		32,473	32,098

Total Interest and Dividend Income		7,203,649	8,389,283

Interest Expense:
Interest on deposits		1,056,545	1,372,567
Interest on short-term borrowings		3	2
Interest on repurchase agreements		595	447,233

Total Interest Expense		1,057,143	1,819,802

Net Interest Income		6,146,506	6,569,481
Provision for loan losses		1,664,880	486,257

Net Interest Income After Provision for Loan Losses		4,481,626	6,083,224

Noninterest Income:
Service charges on deposit accounts		251,958	261,487
Mortgage commission		244,390	239,565
Electronic card fees		191,092	179,443
Investment fee income		177,034	185,780
Income on bank owned life insurance		37,296	2,494,285
Gain on sale of securities available-for-sale		47,194	1,848
Other fee income and miscellaneous income		114,461	118,359
Total Noninterest Income		1,063,425	3,480,767

Noninterest Expense:
Salaries and employee benefits		2,625,465	2,727,946
Supplemental executive retirement plan		116,949	1,097,227
Occupancy and equipment expense		764,245	791,736
Professional fees		217,858	262,633
Outside processing		388,826	494,235
FDIC assessment		196,501	253,874
Franchise tax		221,504	199,587
Regulatory examination fees		87,267	109,559
Other real estate and repossessions		172,056	1,429,254
Other expenses		502,038	532,110
Total Noninterest Expense		5,292,709	7,898,161

Net Income Before Tax		$252,342	$1,665,830
Income Tax Expense (Benefit)		47,308	(304,946)
Net Income		$205,034	$1,970,776

Basic Net Income Per Common Share	$	..12	$1.15
Diluted Net Income Per Common Share	$	..12	$1.15

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Net Income	$205,034	$1,970,776
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(564,402)	37,218
Deferred income tax (expense) benefit on unrealized holding gains on securities available for sale	191,897	(12,653)
Less reclassification adjustments for gains included in net Income	(47,194)	(1,848)
Tax related to realized gain on securities sold	16,046	628
Change in actuarial gain (loss) on benefit plan	(97,292)	23,429
Deferred income tax (expense) benefit on actuarial gain (loss)	33,079	(7,966)
Other Comprehensive Income (Loss)	(467,866)	38,808
Total Comprehensive Income (Loss)	$(262,832)	$2,009,584

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
	Number			Other	Total
	Of Common	Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at December 31, 2011	1,713,375	$17,866,890	$3,986,150	$387,749	$22,240,789

Net income	—	—	1,970,776	—	1,970,776

Other comprehensive income, net of taxes	—	—	—	38,808	38,808

Balance at December 31, 2012	1,713,375	$17,866,890	$5,956,926	$426,557	$24,250,373

Net income	—	—	205,034	—	205,034

Other comprehensive loss, net of taxes	—	—	—	(467,866)	(467,866)

Balance at December 31, 2013	1,713,375	$17,866,890	$6,161,960	$(41,309)	$23,987,541

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Cash Flows From Operating Activities:
Net income	$205,034	$1,970,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,664,880	486,257
Depreciation and amortization	153,532	179,512
Amortization of discounts and premiums, net	190,116	201,223
Gain on sale of securities	(47,194)	(1,848)
Loss and impairment on other real estate owned and repossessions	118,860	1,314,015
Loss on disposal of fixed assets	4,215	5,767
Deferred tax expense (benefit)	36,399	(438,135)
Change in loans held for sale	125,750	(432,000)
(Increase) decrease in accrued interest receivable	90,321	(4,497)
Decrease in other assets	313,228	453,929
Increase in value of BOLI	(37,296)	(2,494,285)
Change in reserve for unfunded lending commitments	(4,558)	22,725
Increase in executive retirement plan accrual	116,949	1,089,065
Payments on executive retirement plan	(140,628)	—
Increase (decrease) in accrued interest payable and other liabilities	(128,264)	161,206
Net cash provided by operating activities	2,661,344	2,513,710
Cash Flows From Investing Activities:
Purchases of furniture, fixtures, and equipment	(100,322)	(97,770)
Purchases of securities available-for-sale	(9,505,740)	(9,862,042)
Purchases of restricted equity securities	—	(500)
Redemption of restricted equity securities	86,400	89,500
Calls/maturities/repayments of securities available-for-sale	4,669,068	12,061,360
Proceeds from sale of securities	1,086,283	—
Proceeds from sale of other real estate owned and repossessions	1,511,391	4,165,523
Purchase of bank owned life insurance	(800,000)	—
Proceeds from life insurance	—	4,482,541
Loan originations and principal collections, net	8,075,304	4,217,992
Net cash provided by investing activities	5,022,384	15,056,604
Cash Flows From Financing Activities:
Increase in non-interest bearing deposits	4,037,446	1,843,884
Decrease in interest bearing deposits	(11,795,376)	(18,347,358)
Repayment of repurchase agreement	(6,000,000)	(7,500,000)
Net cash used in financing activities	(13,757,930)	(24,003,474)
Net decrease in cash and cash equivalents	(6,074,202)	(6,433,160)
Cash and cash equivalents at beginning of year	24,038,353	30,471,513
Cash and cash equivalents at end of year	$17,964,151	$24,038,353
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,146,704	$1,869,277
Cash paid during the period for taxes	$250,000	$45,000
Unrealized gain (loss) on securities available for sale	$(611,596)	$35,370
Change in actuarial gain (loss) on benefit plan	$(97,292)	$23,429
Transfer of loans to other real estate and other assets	$805,543	$3,356,242

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

December 31, 2013 and 2012

(e)	Loans

The recorded investment in loans represents the customers unpaid principal balances, net of partial charge-offs and unearned deferred fees and costs.  Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding.  Past due status on all loans is recognized and determined based on contractual terms.  It is the Corporation’s policy to discontinue the accrual of interest on all loans once they become 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected.  Generally, all payments for all loans on nonaccrual status are applied as a principal reduction until the principal is satisfied.  As a general rule, a nonaccrual loan may be restored to accrual status when none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest.  If any interest payments received while the loan was in nonaccrual status were applied to reduce the recorded investment in the loan, the application of these payments to the loan’s recorded investment is not reversed (and interest income is not credited) when the loan is returned to accrual status.  The Company must have received repayment of the past due principal and interest unless the asset has been formally restructured and qualifies for accrual status or the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is past due and in nonaccrual status, even though the loan has not been brought fully current, and the following two criteria are met: (1)  all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period and, (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms involving payments of cash or cash equivalents.  A loan that meets these two criteria may be restored to accrual status but must continue to be disclosed as past due if all arrearages have not been paid.

BankShares collectively reviews for impairment all consumer loans and smaller homogeneous loans.  BankShares considers a loan to be impaired when, based upon current information and events, it is probable that BankShares will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Included in our analysis of impaired loans are loans 90 days or more past due and still accruing, other impaired loans, nonaccrual loans and troubled debt restructurings (not on nonaccrual).  BankShares evaluates its impaired loans and troubled debt restructurings on an individual basis.  For collateral dependent loans, BankShares bases the measurement of these impaired loans on the fair value of the loan’s collateral properties.  For all other loans, BankShares uses the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price.  Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses.  Adjustments to impairment losses due to changes in the fair value of impaired loans are included in the provision for loan losses.

(f)	Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  Total troubled debt restructurings at December 31, 2013 and 2012 were $3.9 million and $2.2 million, respectively.

(g)	Loan Fees and Costs

Using a method that approximates the interest method, loan origination and commitment fees and certain costs are deferred over the contractual life of the related loan as an adjustment to the net interest margin.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(h)	Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting: (1) losses are accrued when they are probable of occurring and are capable of estimation and (2) losses are accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.  As part of this process management reviews the past due reports and risk-rated loans and discusses individually the loans on these reports with the responsible loan officers.  Management provides a detailed quarterly analysis of the allowance based on our historical loan loss experience, risk-rated loans, past dues, concentrations of credit, unsecured loans, loan exceptions and the economic trend.  These are generally grouped by loan segments. Our impaired loans are individually reviewed to determine possible impairment based on one of three recognized methods, which are described above.  A specific reserve is then allocated for the amount of the impairment. Possible loss for loans risk rated special mention or lower are then allocated based on a historical loss migration and adjusted for qualitative factors.  Remaining loans are pooled based on homogenous loan groups and allocated based on Franklin Bank’s historical net loss experience.  These pools are as follows:  (1) commercial and industrial loans not secured by real estate; (2) construction and land development loans; (3) residential 1-4 family first liens; (4) residential 1-4 family junior liens; (5) home equity lines; (6) commercial real estate; and (7) consumer or loans to individuals.  Historical loss is calculated based on twelve-quarter average history.  Historical net loss data is adjusted and applied to pooled loans based on qualitative factors.  We utilize the following qualitative factors:   (1) changes in the value of underlying collateral, such as loans not conforming to supervisory loan to value limits; (2) national and local economic conditions; (3) changes in portfolio volume and nature such as borrowers living outside our primary trade area; (4) changes in past dues, nonaccruals; and (5) quality, impact and effects of defined credit concentrations.

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

The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.  Charge-offs on commercial loans are recorded when available information confirms the loan is not fully collectible and the loss is reasonably quantifiable.  Consumer loans are generally charged off for closed end loans after 120 days past due and open end loans after 180 days past due, or earlier if there is information related to a loss.  Loans secured by real estate are generally written down to appraised value less liquidation expenses, with the remainder charged-off when a loss is apparent.  Refer to Note 4 of the consolidated financial statements for detailed information related to the allowance for loan losses.

(i)	Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure.  Any losses at this point in time are charged against the allowance for loan losses.  Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties.  The Corporation may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.  These write-downs are recorded in the consolidated statement of income as other real estate and repossessions expense.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

MainStreet recognizes compensation cost relating to share-based payment transactions in accordance with generally accepted accounting principles.  That cost is measured based on the fair value of the equity or liability instruments issued.  The expense measures the cost of employee services received in exchange for the award based on the grant-date fair value of the award and recognizes the cost over the period the employee is required to provide services for the award.  MainStreet recorded no compensation cost for share-based payment transactions for the years ended December 31, 2013 and December 31, 2012.  Additional disclosures required are included in Note 14 to the consolidated financial statements herein.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

(m)	Net Income Per Common Share

ASC 260, “Earnings Per Share”, requires dual presentation of basic and diluted net income per common share on the face of the consolidated statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted net income per common share calculation.  Basic income per common share is calculated based on the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share is computed using the weighted average number of shares of common stock outstanding during each period adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period.  Please refer to Note 11 for detailed information on net income per common share for the years ending December 31, 2013 and 2012, respectively.  Please refer to Note 14 for detailed information on stock options for the years ending December 31, 2013 and 2012, respectively.

(n)	Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income are components of comprehensive income (loss).

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(o)	Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

(p)	Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $72,175 and $62,301 for 2013 and 2012, respectively.

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

Certain reclassifications have been made to prior period balances to conform to current year provisions. None were of a material nature.

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

December 31, 2013 and 2012

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at December 31, 2013 and 2012 are shown in the following tables.  The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

	2013
	Amortized	Gross Unrealized	Gross Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$2,688,955	$555	$(66,510)	$2,623,000
Mortgage backed securities	13,012,376	202,523	(59,744)	13,155,155
States and political subdivisions	5,686,412	11,784	(140,819)	5,557,377
Corporates	495,770	2,488	(1,358)	496,900

Total securities available-for-sale	$21,883,513	$217,350	$(268,431)	$21,832,432

	2012
	Amortized	Gross Unrealized	Gross Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$1,464,102	$7,671	$—	$1,471,773
Mortgage backed securities	12,130,273	507,264	—	12,637,537
States and political subdivisions	4,681,671	53,683	(8,103)	4,727,251

Total securities available-for-sale	$18,276,046	$568,618	$(8,103)	$18,836,561

All of our mortgage backed securities are either guaranteed by U. S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available-for-sale at December 31, 2013, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$—	$—
Due after one year but within five years	966,796	966,662
Due after five years but within ten years	9,516,704	9,349,048
Due after ten years	11,400,013	11,516,722

	$21,883,513	$21,832,432

There were gross gains of $47,194 and $1,848 and no losses recorded on sales and calls of securities available for sale during the years ended December 31, 2013 and 2012, respectively.

Securities available-for-sale with carrying values approximating $25,041 and $6,865,968 at December 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Following demonstrates the unrealized loss position of securities available for sale at December 31, 2013 and 2012.

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored agencies	$1,921,845	$(66,510)	$—	$—	$1,921,845	$(66,510)
Mortgage backed securities	4,275,948	(59,744)	—	—	4,275,948	(59,744)
States and political subdivisions	3,856,363	(140,819)	—	—	3,856,363	(140,819)
Corporates	248,135	(1,358)	—	—	248,135	(1,358)
Total temporarily impaired securities	$10,302,291	$(268,431)	$—	$—	$10,302,291	$(268,431)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)
Total temporarily impaired securities	$1,182,824	$(8,103)	$—	$—	$1,182,824	$(8,103)

An impairment is considered “other than temporary” if any of the following conditions are met:  the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell).  At December 31, 2013, $10.3 million of securities had unrealized losses, comprised of twenty-three securities, based on market prices. At December 31, 2012, $1.2 million of securities had unrealized losses, comprised of three securities, based on market prices.  Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers.  The Corporation does not have any securities that are considered “other than temporarily impaired” at December 31, 2013 and December 31, 2012.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at December 31, 2013 and December 31, 2012.  Federal Home Loan Bank (“FHLB”) stock makes up the remainder of the balance in restricted equity securities and totaled $219,500 and $305,900 at December 31, 2013 and 2012, respectively.  FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at December 31, 2013 and 2012 are as follows:

	2013	2012
Commercial	$9,426,188	$10,439,173
Real Estate:
Construction and land development	16,394,964	21,268,316
Residential 1-4 families
First liens	33,787,645	35,490,285
Junior liens	6,331,233	7,633,851
Home Equity lines	5,764,941	6,093,783
Commercial real estate	50,579,103	51,861,252
Consumer	1,353,312	1,627,706
Total Gross Loans	123,637,386	134,414,366
Unearned fees and costs, net	86,600	78,300
Recorded Investment	$123,723,986	$134,492,666

Overdrafts reclassified to loans at December 31, 2013 and 2012 were $6,196 and $5,287, respectively.

Loan Origination/Risk Management:   Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by account officers for the purpose of making sound and prudent credit decisions.  Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss.  Each credit decision is based on merit and no other factors.  Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of the Corporation’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment.  A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, adversely risk rated, and credit concentrations.  The portfolio is constantly reviewed based on segments of concern, past due status, extension of credits along with stress testing the portfolio’s collateral values and debt service coverage for a significant portion of loans within defined loan concentrations.  Annually, a loan review plan is developed to identify and mitigate potential weakness in the loan portfolio.  Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist.  The developed plan is presented to the Loan Committee of Franklin Bank’s Board of Directors each year for approval.  Overall, the goal for 2013 was to review 30% of the entire loan portfolio.  Review segments vary from year to year to ensure a complete cycle of all significant loan product types.  Results of each review segment are communicated to the Loan Committee of the Board of Directors with a response from the Bank’s Senior Lender or Head of Retail lending depending on the product type reviewed.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Commercial Real Estate: Loans are generally underwritten based on verified income or cash flow to ensure a global debt service coverage ratio of at least 1.25. In general, collateral margin is determined based on appraisal or evaluation of market value not to exceed 80 percent of appraised market value or cost, whichever is less.   All properties receive proper environmental due diligence prior to funding of the credit.  Account officers perform and document a market analysis which may include data on competing businesses and projects.   When applicable, market analysis data may be obtained from independent sources.   Cash flows and collateral margins are appropriately stress tested.  Terms generally range from five to fifteen years, however, may be longer based on approval from Franklin Bank’s President or Senior Lender.

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

Consumer /Residential 1-4 Families and Equity Lines:  Loans are generally underwritten based on a maximum debt to income ratio of 40 percent gross.   Incomes are verified for all secured loans exceeding $35,000 and unsecured loans totaling $10,000 or more.  Policy requires income verification to be documented for all real estate loans.   Collateral margins and terms for non-real estate collateral are determined and made available to retail lenders by Franklin Bank’s Senior Lender.  Cash flows for all self employed borrowers are determined by Franklin Bank’s independent credit analyst.  Policy defines unsecured loan terms at a maximum of thirty six months while individual unsecured lines are underwritten to maturities of less than one year with the line amount being based on a percentage of available liquidity and net worth.  Construction loans for individuals are underwritten to policy based on cost overruns of at least fifteen percent.  Debt to income ratios for equity lines are underwritten based on the borrower paying 1.5% of the total available line monthly.  All equity lines are reviewed annually and filtered based on updated credit scores, average percentage drawn and delinquency. “Watch” accounts are identified based on filters and then individually reviewed by the responsible account officer.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Balance at beginning of year	$2,602,098	$3,272,945
Provision for loan losses	1,664,880	486,257
Losses charged to allowance	(1,967,911)	(1,330,151)
Recoveries credited to allowance	80,078	173,047
Balance at end of year	$2,379,145	$2,602,098

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2013 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098
Charge-offs	(450,100)	(592,292)	(151,295)	(156,561)	(9,052)	(534,150)	(74,461)	—	(1,967,911)
Recoveries	12,278	9,090	7,448	20,497	—	1,429	29,336	—	80,078
Provision	480,775	169,575	43,455	102,123	20,992	853,685	44,275	(50,000)	1,664,880
Ending Balance	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$—	$2,379,145

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2012 is as follows:

		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$154,991	$902,644	$1,100,139	$174,809	$98,582	$824,759	$11,911	$5,110	$3,272,945
Charge-offs	(186)	(257,796)	(911,535)	(143,849)	—	—	(16,785)	—	(1,330,151)
Recoveries	1,842	8,377	134,305	11,525	3,374	—	13,624	—	173,047
Provision	(48,311)	113,793	378,759	92,362	(13,545)	(84,686)	2,995	44,890	486,257
Ending Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

A breakdown of the allowance for loan losses and the recorded investment in loans by individually and collectively evaluated for impairment at December 31, 2013 is shown below.

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$50,000	$10	$101,540	$—	$—	$424,376	$—	$—	$575,926

Ending Balance:
Collectively evaluated for impairment	101,289	353,381	499,736	100,906	100,351	636,661	10,895	—	1,803,219

	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$—	$2,379,145

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$725,863	$576,552	$1,130,961	$182,170	$71,338	$3,308,733	$—	$5,995,617

Ending Balance:
Collectively evaluated for impairment	8,700,325	15,818,412	32,656,684	6,149,063	5,693,603	47,270,370	1,353,312	117,641,769

	$9,426,188	$16,394,964	$33,787,645	$6,331,233	$5,764,941	$50,579,103	$1,353,312	$123,637,386

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

A breakdown of the allowance for loan losses and the recorded investment in loans by individually and collectively evaluated for impairment at December 31, 2012 is shown below.

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$—	$268,850	$23,122	$31	$—	$—	$—	$—	$292,003

Ending Balance:
Collectively evaluated for impairment	108,336	498,168	678,546	134,816	88,411	740,073	11,745	50,000	2,310,095

	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$212,738	$1,100,585	$938,555	$225,669	$—	$346,807	$—	$2,824,354

Ending Balance:
Collectively evaluated for impairment	10,226,435	20,167,731	34,551,730	7,408,182	6,093,783	51,514,445	1,627,706	131,590,012

	$10,439,173	$21,268,316	$35,490,285	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

An age analysis of past due loans as of December 31, 2013 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past	60-89 Days	Or More Days	Total Past	Current	Gross	Past Due (Included	(Included in Past
	Due	Past Due	Past Due	Due Loans	Loans	Loans	in Past Dues)	Dues & Current)
Commercial	$—	$—	$—	$—	$9,426,188	$9,426,188	$—	$—
Real Estate:
Construction and land development	320,143	—	259,973	580,116	15,814,848	16,394,964	—	576,552
Residential 1-4 Families
First Liens	893,473	33,154	802,830	1,729,457	32,058,188	33,787,645	—	1,125,187
Junior Liens	65,603	—	16,232	81,835	6,249,398	6,331,233	—	152,985
Home Equity lines	—	—	—	—	5,764,941	5,764,941	—	71,338
Commercial Real Estate	416,668	—	—	416,668	50,162,435	50,579,103	—	2,079,556
Consumer	50,244	—	—	50,244	1,303,068	1,353,312	—	—

	$1,746,131	$33,154	$1,079,035	$2,858,320	$120,779,066	$123,637,386	$—	$4,005,618

An age analysis of past due loans as of December 31, 2012 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past	60-89 Days	Or More Days	Total Past	Current	Gross	Past Due (Included in	(Included in Past
	Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Dues)	Dues & Current)
Commercial	$1,612	$—	$—	$1,612	$10,437,561	$10,439,173	$—	$—
Real Estate:
Construction and land development	338,195	88,022	364,099	790,316	20,478,000	21,268,316	3,485	447,542
Residential 1-4 Families
First Liens	751,946	—	291,682	1,043,628	34,446,657	35,490,285	—	938,556
Junior Liens	19,000	—	128,905	147,905	7,485,946	7,633,851	—	129,591
Home Equity lines	—	—	—	—	6,093,783	6,093,783	—	—
Commercial Real Estate	329,921	—	—	329,921	51,531,331	51,861,252	—	—
Consumer	4,262	—	—	4,262	1,623,444	1,627,706	—	—

	$1,444,936	$88,022	$784,686	$2,317,644	$132,096,722	$134,414,366	$3,485	$1,515,689

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Impaired loans at December 31, 2013 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$778,980	$60,000	$665,863	$50,000	$287,405	$34,511
Real Estate:
Construction and land development	890,255	162,710	413,842	10	960,164	24,249
Residential 1-4 Families
First Liens	1,154,822	541,539	589,422	101,540	1,460,986	37,253
Junior Liens	190,455	—	182,170	—	216,673	9,361
Home Equity lines	80,390	—	71,338	—	59,495	263
Commercial Real Estate	3,308,733	2,079,556	1,229,177	424,376	2,156,878	46,367
Consumer	—	—	—	—	—	—

	$6,403,635	$2,843,805	$3,151,812	$575,926	$5,141,601	$152,004

Impaired loans at December 31, 2012 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$212,738	$—	$212,738	$—	$170,618	$14,359
Real Estate:
Construction and land development	1,345,286	268,850	831,735	268,850	1,044,368	17,765
Residential 1-4 Families
First Liens	943,996	238,722	699,833	23,122	2,700,973	17,067
Junior Liens	229,886	52,031	173,638	31	390,654	10,898
Home Equity lines	—	—	—	—	77,775	—
Commercial Real Estate	346,807	—	346,807	—	1,259,284	13,608
Consumer	—	—	—	—	20,098	—

	$3,078,713	$559,603	$2,264,751	$292,003	$5,663,770	$73,697

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Impaired loans on nonaccrual were $4,005,618 and $1,515,689 at December 31, 2013 and December 31, 2012, respectively.  The average balance for impaired loans was $5,141,601 and $5,663,770 for the years ending December 31, 2013 and December 31, 2012, respectively.  Of the impaired loans at December 31, 2013, $2,843,805 had specific reserves of $575,926 included in the allowance for loan losses and $787,586 had portions of the loan charged off.  Of the impaired loans at December 31, 2012, $559,603 had specific reserves of $292,003 included in the allowance for loan losses and an additional $188,220 had portions of the loan charged off.  Following is a breakdown of the interest for impaired loans for the years ending December 31, 2013 and 2012, respectively.

	December 2013	December 2012
Interest that would have been earned	$369,252	$295,276
Interest reflected in income	152,004	73,697
Lost interest	$217,248	$221,579

All interest income on impaired loans had been received in 2013 and 2012.  No additional interest was reflected in income for 2013 and 2012 on impaired loans.

At December 31, 2013 and December 31, 2012, the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $1,929,999 and $1,305,180, respectively.  These loans did not have any additional commitments at December 31, 2013 and December 31, 2012, respectively.  The Corporation assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs).  Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term.  Consequently, a modification that would otherwise not be considered is granted to the borrower.  These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.  The borrowers were complying with the modified terms of their contracts at December 31, 2013 and December 31, 2012, respectively.  Troubled debt restructurings are included in the impaired loan disclosures.

For the period ended December 31, 2013, the following table presents information relating to loans modified as TDRs:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Commercial	3	$807,414	$754,297
Commercial Real Estate	2	3,541,847	3,147,854
	5	$4,349,261	$3,902,151

During the year ended December 31, 2013, the Corporation modified five loans that were considered to be TDRs, of which one is on nonaccrual.  Two of the commercial loans were the renewals of credit designated as a TDR.  The last commercial note was the restructure of a stale line of credit, of which part of the credit was restructured to a term note.  This credit belongs to a former director who resigned in February 2014.  The Corporation lowered the payment on one of the commercial real estate credits, which extended the amortization out of policy guidelines, in order to allow the borrower time to attract new tenants.  The second commercial real estate credit was a result of charging off part of the original credit and positioning the credit and borrowers with the ability to go forward with a performing credit.

There were no troubled debt restructurings modified during the prior twelve months that defaulted during the year ended December 31, 2013.  For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

For the period ended December 31, 2012, the following table presents information relating to loans modified as TDRs:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Commercial	2	$183,842	$183,842
Construction and land development	3	683,410	689,954
Residential 1-4 families first liens	1	239,036	239,036
Commercial Real Estate	1	354,156	354,156
	7	$1,460,444	$1,466,988

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

There were no troubled debt restructurings modified during the prior twelve months that defaulted during the year ended December 31, 2012.  For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Substandard (6.00)
Loans in this category present an unacceptable credit risk.  Borrowers and guarantors may be financially weak, and may lack the sufficient resources to adequately service debt. The abilities of management and industry stability may also be of concern.  Collateral may be lacking in quality or liquidity, and offers little additional protection.  Migration analysis data is performed and updated quarterly on these loans.  It is based on loans downgraded originally into this category.  For non-impaired substandard loans, our loss factor is determined based on charge-offs during the quarter divided by the balance of substandard loans at the beginning of the quarter.  This is then increased by the substandard loans’ qualitative factors resulting in an applied loss factor of 8%.

Doubtful (7.00)
These loans have an extremely high probability of loss, though the timing and magnitude of the loss may remain unclear.  Borrowers and guarantors exhibit major financial shortcomings, and clearly lack the sufficient resources to adequately service the debt or honor their commitments. Collateral is lacking in quality or liquidity, and offers little, if any, additional protection.

Loss (8.00)
The probability of collection on these credits is so low that they may be properly classified as uncollectible.

Generally, consumer loans, home equity lines, and residential 1-4 family loans are not risk rated and are considered a pass credit unless they are related to a risk rated commercial loan relationship or exhibit criticized asset characteristics.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The tables below represent the balances in the risk rating categories at December 31, 2013 and 2012.

		December 31, 2013
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Totals by
Internal Risk Rating		And Land	First	Junior	Equity	Real		Internal Risk
Grades	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Rating Grade
Grade:
Pass	$9,179,636	$14,308,667	$32,126,801	$5,773,125	$5,693,603	$47,028,384	$1,342,215	$115,452,431
Special Mention	—	907,175	204,731	—	—	711,413	907	1,824,226
Substandard	196,552	1,179,112	1,354,573	558,108	71,338	2,414,930	10,190	5,784,803
Doubtful	50,000	10	101,540	—	—	424,376	—	575,926
Loss	—	—	—	—	—	—	—	—

	$9,426,188	$16,394,964	$33,787,645	$6,331,233	$5,764,941	$50,579,103	$1,353,312	$123,637,386

		December 31, 2012
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Totals by
Internal Risk Rating		And Land	First	Junior	Equity	Real		Internal Risk
Grades	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Rating Grade
Grade:
Pass	$10,077,178	$18,038,151	$32,046,560	$6,719,907	$5,984,847	$45,339,487	$1,624,080	$119,830,210
Special Mention	169,616	658,199	943,993	228,364	—	4,014,141	—	6,014,313
Substandard	192,379	2,571,966	2,261,010	685,580	108,936	2,507,624	3,626	8,331,121
Doubtful	—	—	238,722	—	—	—	—	238,722
Loss	—	—	—	—	—	—	—	—

	$10,439,173	$21,268,316	$35,490,285	$7,633,851	$6,093,783	$51,861,252	$1,627,706	$134,414,366

Note 5 – Related Party Loans

Directors, executive officers and related interests provide the Corporation with business and many are among its significant depositors and borrowers.  Total amounts outstanding at December 31, 2013 and 2012 for all such loans are summarized below:

	2013	2012
Balance at beginning of year	$10,876,858	$11,164,683
Additions	8,539,997	9,419,490
Payments	(9,029,939)	(9,707,315)
Charge-offs	(413,117)	—
Balance at end of year	$9,973,799	$10,876,858

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

These loans, in the opinion of management, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features.  Total unfunded commitments to related persons were $3,860,698 and $2,281,956 at December 31, 2013 and 2012, respectively.

A former Director’s total relationship with Franklin Bank was approximately $1.6 million prior to his resignation in February 2014. Franklin Bank was required to make certain allocations and charge-offs to the allowance for loan losses in the total amount of $453,883.  Restructured loans deemed to be troubled debt restructurings to this former director were $640,141.

Note 6 – Bank premises and Equipment

Bank premises and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012
Buildings and land	$1,306,410	$1,306,410
Furniture and equipment	1,471,554	1,408,707
Computer software	275,676	256,741
Leasehold improvements	408,533	402,638
Automobiles	20,284	20,284
	3,482,457	3,394,780
Accumulated depreciation and amortization	(1,972,895)	(1,827,793)
Bank premises and equipment, net	$1,509,562	$1,566,987

Depreciation expense was $153,532 and $179,512 for 2013 and 2012, respectively.

Note 7 – Deposits

The maturities of time deposits $100,000 and over and other time deposits at December 31, 2013 are as follows:

	2013
	Time Deposits
	$100,000 and Over	Other Time Deposits
2014	$21,099,317	$24,954,551
2015	4,235,835	6,267,608
2016	2,445,037	2,329,664
2017	1,093,745	1,947,402
2018	1,103,217	1,339,375
Total	$29,977,151	$36,838,600

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2013 and 2012 were $8,058,395 and $7,053,010, respectively.  Brokered deposits totaled $4.0 million and $5.3 million at December 31, 2013 and 2012, respectively.

Note 8 – Borrowings

The Corporation has the ability to borrow from the Federal Home Loan Bank of Atlanta (“FHLB”).  Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. The borrowing capacity at December 31, 2013, based upon lendable collateral value, was $29,187,459. There were no FHLB advances outstanding at December 31, 2013 and December 31, 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

There were no overnight federal funds purchased at December 31, 2013 and December 31, 2012. The Corporation has $14,500,000 in overnight federal funds lines with its correspondents.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest.  This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances.  There were no Corporate Cash Management sweep accounts at December 31, 2013 and December 31, 2012.

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

Note 10 – Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Corporation is no longer subject to U. S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2013	2012
Current expense	$10,909	$133,189
Deferred tax expense (benefit)	36,399	(438,135)
Income tax expense (benefit)	$47,308	$(304,946)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2013	2012
Computed at the expected federal statutory rate	$85,796	$566,382
Nondeductible meals & entertainment	828	1,020
Bank owned life insurance	(12,681)	(848,057)
Tax exempt loan interest	(4,804)	(7,396)
Tax exempt securities income	(21,831)	(16,895)
Income tax expense (benefit)	$47,308	$(304,946)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The components of deferred tax assets and liabilities are as follows:

	2013	2012
Allowance for loan losses	$418,959	$565,904
SERP accrual	563,516	571,567
Alternative minimum tax carry forward	306,452	295,543
Net operating loss carry forward	219,483	—
Interest on nonaccrual loans	79,134	82,557
Charitable contributions	25,445	17,856
Unrealized loss on securities available-for-sale	17,368	—
Other	13,707	16,499
Unrealized losses on other real estate	19,511	140,065
Deferred tax assets	1,663,575	1,689,991
Prepaid service contracts and insurance	(32,476)	(31,691)
Depreciation and amortization	(49,834)	(62,999)
Unrealized gain on securities available-for-sale	—	(190,575)
Other	(10,138)	(38,222)
Deferred tax liabilities	(92,448)	(323,487)
Net deferred tax assets	$1,571,127	$1,366,504

Under the provisions of the Internal Revenue Code, the Corporation has approximately $645,538 of net operating loss carryforwards which can be offset against future taxable income.  The carryforwards expire through December 31, 2033.  The full realization of the tax benefits associated with the carryforwards depends predominately upon the recognition of ordinary income during the carryforward period.

Note 11 – Net Income Per Common Share

The following table shows the weighted average number of common shares used in computing earnings per common share and the effect on weighted average number of common shares of diluted potential common stock.  Potential dilutive common stock had no effect on income available to common stockholders.

	2013			2012
			Per Share		Per Share
	Shares		Amount	Shares	Amount

Earnings per common share, basic	1,713,375	$	..12	1,713,375	$1.15

Effect of dilutive securities:
Stock options and warrants	—			—
Earnings per common share, diluted	1,713,375	$	..12	1,713,375	$1.15

In 2013 and 2012, stock options representing 121,210 and 161,272 average shares, respectively, were not included in the calculation of earnings per common share because they would have been antidilutive.

Note 12 - Employee Benefit Plans

MainStreet funds certain costs for medical benefits in amounts determined at the discretion of management.  BankShares has a 401-K plan which provides for contributions by employees and a matching contribution by the Company.  Total 401-K match expense was $65,133 and $71,197 for the years ended December 31, 2013 and 2012, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

In addition, MainStreet has supplemental retirement benefits provided to one of its current executive officers and its former President and CEO under a supplemental executive retirement plan (“SERP”) executed in 2007.  Although technically unfunded, a Rabbi Trust and two insurance policies on the life of the covered current executive are available to finance future benefits.  The Bank is the owner and beneficiary of these policies.  The expense for 2013 and 2012 was $132,215 and $1,097,227, respectively.  Total expected expense for 2014 is $142,628.  The following were significant actuarial assumptions used to determine benefit obligations:

	December 31, 2013	December 31, 2012

Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.25%
Assumed rate of annual compensation increases	3.50	3.50

	December 31, 2013	December 31, 2012

Changes in Projected Benefit Obligation
Projected benefit obligation January 1,	$1,595,297	$506,232
Service cost	43,215	1,023,743
Interest cost	95,629	78,842
Prior gain amortized	(6,629)	(5,358)
Actuarial (gain) loss	82,026	(8,162)
Benefits paid	(140,628)	—
Projected benefit obligation, December 31	$1,668,910	$1,595,297

The SERP liability, equal to the projected benefit obligation above,  is included in other liabilities on the Corporation’s consolidated balance sheet.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial gains (losses)	$(11,509)	$70,517
Deferred income tax asset (liability)	3,913	(23,976)
	$(7,596)	$46,541

Components of Net Periodic Benefit Cost
Service cost	$43,215	$1,023,743
Interest cost	95,629	78,842
Actuarial gains	(6,629)	(5,358)
Net Periodic Benefit Cost	$132,215	$1,097,227

Other Pre-tax Changes in Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Actuarial (gains) losses	$82,026	$(8,162)

Total Pre-tax Amounts Recognized in Net Periodic
Cost and Other Comprehensive Income (Loss)	$214,241	$1,089,065

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 13 – Leases and Commitments

The Corporation has a lease agreement for its facility in Martinsville, Virginia.  MainStreet’s executive office and operations area lease, which commenced on November 19, 2010, is for 7,900 square feet of space located at 1075 Spruce Street in Martinsville, Virginia.  The lease will expire November 30, 2015.

Franklin Bank’s main office is located at 400 Old Franklin Turnpike, Suite 100, Rocky Mount, Virginia, in a section of town known as the Rocky Mount Marketplace.  The bank leases a two-story facility with approximately 8,200 square feet of which the Bank provides permanent financing to the owners, of which one is a director.  The lease is for a 15-year period and the expiration date of the lease is June 30, 2018.  The lease payment mirrors the loan payment plus an 8% return on investment to the owner.  One of the owners is also a director of Franklin Bank and both owners are shareholders of BankShares.  A banking office, Westlake Branch, of Franklin Bank opened on April 9, 2004 at 12930 Booker T. Washington Highway, Hardy, Virginia.  The bank also provides permanent financing to the owner of this facility, of which a director of the bank is a partner.  The lease commenced on April 7, 2004 and will expire April 6, 2019.  The lease payment mirrors the loan payment plus an 8% return on investment to the owner.  Franklin Bank’s 220 North banking office was located at 35 Shepherd Drive, Rocky Mount, Virginia.  A director of Franklin Bank was a partner in the ownership of the facility.  The lease commenced June 1, 2007 and expired June 1, 2012.  This banking office was closed effective November 13, 2010; however, the lease remained in effect until its maturity and had a sublease until then.  Franklin Bank purchased the building at the maturity of the lease and assigned the purchase to another buyer who was a director of both the Corporation and Franklin Bank.

In addition to the leases for office space, the Corporation also leases various pieces of office equipment under short and long-term leases.

Total rent expense approximated $347,000 and $356,000 for the years ended December 31, 2013 and 2012, respectively. Future rental payments under non-cancelable operating leases approximate $347,000, $343,000, $307,000, $307,000 and $214,000 for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.  The total aggregate of lease payments after 2018 total approximately $21,000.

The Corporation has an employment agreement with its President and Chief Executive Officer, Brenda H. Smith.  This agreement has a three-year term and is automatically extended by one year if not terminated at least 90 days prior to each anniversary.  The Corporation and Franklin Bank had an employment agreement with Larry A. Heaton, former President and Chief Executive Officer.  This agreement is no longer in effect as a result of Mr. Heaton’s death.

MainStreet and Franklin Bank have change in control agreements with its other executive officers.  The agreements shall remain in effect until the termination of employment, other than a termination of employment which results in a payment obligation, at which time it will become null and void.  Each executive officer is entitled, if there is a payment obligation, to one times salary.  The control agreements for Ms. Correll and Ms. Sonya Smith do not include a non-compete clause.  The agreement for Mr. Hammock includes a non competition obligation within a 50 mile radius of the principal bank office where the officer was located during the twelve months preceding termination.

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

Note 14 - Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004.  The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries.  The Plan was approved by the Board of Directors on  January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms.  Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant.  The options issued in 2007 and 2006 had a vesting period of 3 years and have a ten year contractual term.  The options issued in 2005 vested immediately upon grant and have a ten year contractual term.  All share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).  The maximum number of shares that could have been issued under the Plan could not exceed 150,700.  As of December 31, 2013, there were 136,527 options granted under this Plan of which 822 options have been exercised, 61,249 options have expired, and 7,433 stock options forfeited.

Options in the amount of 33,000 were granted at the then fair market value of $9.55 to a former employee and expired in June 2013.  Options in the total amount of 61,249 granted at various fair market values to our former President and CEO expired in December 2013.  Mr. Heaton was tragically killed in a car accident in December 2012.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The Corporation has reserved 67,023 shares of authorized but unissued shares of common stock related to these option agreements as of December 31, 2013.

There were no stock option grants during 2013 and 2012.  The Black-Scholes option-pricing model was utilized for grants using the assumptions of risk-free interest rate; expected life of options; expected volatility of the stock price and expected dividend yield. Expected volatilities were based on the historical volatility of MainStreet’s stock.  The risk-free rate for the period within the contractual life of the stock option was based upon the applicable Treasury rate at the date of the grant.  Expected life was calculated using the simplified method based on the average of the vesting period and contractual life of the options.

MainStreet recorded no stock-based compensation during the years ended December 31, 2013 and 2012. MainStreet did not have anyone exercise warrants or stock options during the years ended December 31, 2013 and 2012.

Following is a status and summary of changes of stock options and warrants during the year ended December 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	2013	Price	Term	Value
Outstanding at beginning of year	161,272	$12.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(94,249)	11.68
Outstanding at year-end	67,023	$12.87	2.25	$—
Exercisable at year-end	67,023	$12.87	2.25	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.  This amount changes based on changes in the market value of the Corporation’s stock.

As of December 31, 2013 and 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

As of December 31, 2013, stock options outstanding and exercisable are summarized as follows:

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
12.09	43,977	1.90
12.09	9,066	2.00
15.00	7,464	3.95
16.75	6,516	3.00
$12.09 - $16.75	67,023

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 15 – Regulatory Requirements and Restrictions

The payment of dividends to the shareholders is significantly dependent on the ability of the subsidiary bank to pay dividends to the Corporation. Under the applicable federal laws, the Comptroller of the Currency restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years.  As of December 31, 2013, the aggregate amount of unrestricted funds according to the regulation that could be transferred from the Corporation’s bank subsidiary to the Parent Corporation for payment of dividends to shareholders without prior regulatory approval, totaled $1,879,805 or 1.11% of the total consolidated assets.  On April 16, 2009, Franklin Bank entered into a formal agreement with the Office of the Comptroller of the Currency that restricted dividend payments to the holding company.  Franklin Bank has achieved full compliance with the Agreement, which was terminated in August 2013.

Franklin Bank is a member of the Federal Reserve System; however, Franklin Bank processes daily through a correspondent bank, Community Bankers’ Bank.  As of December 31, 2013, Franklin Bank was required to maintain a reserve balance of $250,000 with Community Bankers’ Bank.

Franklin Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Franklin Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulations to ensure capital adequacy require Franklin Bank to maintain minimum capital ratios.  Franklin Bank was well-capitalized at December 31, 2013 and 2012.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

 Actual capital amounts and ratios for Franklin Bank at December 31, 2013 and 2012 are presented in the following table:

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$23,258,724	19.41%	$9,585,000	8.00%	$11,981,000	10.00%

Tier I capital (to risk weighted assets)	21,749,975	18.15	4,792,000	4.00	7,189,000	6.00

Tier I capital (to average assets)	21,749,975	12.98	6,703,000	4.00	8,378,000	5.00

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$24,400,282	18.68%	$10,452,000	8.00%	$13,065,000	10.00%

Tier I capital (to risk weighted assets)	22,754,882	17.42	5,226,000	4.00	7,839,000	6.00

Tier I capital (to average assets)	22,754,882	12.47	7,298,000	4.00	9,122,000	5.00
Note 16 – Parent Company Financial Information

CONDENSED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$163,744	$176,652
Interest-bearing deposits in other banks	412,471	422,381
Furniture, fixtures and equipment, net	112,548	80,608
Other assets	70,321	94,296
Investment in subsidiaries	23,337,047	23,600,121

Total Assets	$24,096,131	$24,374,058

Liabilities and Shareholders’ Equity

Accrued interest payable and other liabilities	$108,590	$123,685

Shareholders’ Equity

Common shareholders’ equity	23,987,541	24,250,373

Total Liabilities and Shareholders’ Equity	$24,096,131	$24,374,058

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

CONDENSED STATEMENTS OF INCOME

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Income
Equity in undistributed income of subsidiaries	$204,792	$1,971,194
Interest income	619	913
Other income	1,522	561
Affiliate fee income	1,717,193	1,563,393
Total Income	1,924,126	3,536,061
Expenses
Salaries and employee benefits	1,151,261	1,008,864
Occupancy and equipment expense	155,472	132,422
Professional fees	170,825	201,621
Outside processing	106,528	104,379
Other expenses	134,643	118,002
Total Expenses	1,718,729	1,565,288
Net Income Before Tax	205,397	1,970,773
Income Tax Expense (Benefit)	363	(3)
Net Income	$205,034	$1,970,776

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Net income	$205,034	$1,970,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,202	32,301
Equity in undistributed income of subsidiaries	(204,792)	(1,971,194)
(Increase) decrease in other assets	23,975	(52,769)
Increase (decrease) in other liabilities	(15,095)	50,779
Net Cash Provided by Operating Activities	48,324	29,893
Cash Flows From Investing Activities:
Decrease in interest-bearing deposits	9,910	6,122
Purchases of furniture and equipment	(71,142)	(17,468)
Net Cash used in Investing Activities	(61,232)	(11,346)
Net Increase (Decrease) in Cash	(12,908)	18,547
Cash at Beginning of Year	176,652	158,105
Cash at End of Year	$163,744	$176,652

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At December 31, 2013 and 2012, outstanding commitments to extend credit including letters of credit were $17,681,657 and $15,726,309 respectively.

	2013	2012
Commercial	$4,258,081	$3,507,973
Real Estate:
Construction and land development	1,691,512	1,496,661
Residential 1-4 families
First liens	918,377	1,046,761
Junior liens	359,672	209,253
Home Equity lines	7,790,927	7,979,295
Commercial real estate	2,271,121	1,062,715
Consumer	391,967	423,651
Total Outstanding Commitments	$17,681,657	$15,726,309

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

Note 18 – Concentrations of Credit Risk

MainStreet monitors its loan portfolio by the segments found in Note 3 of these financial statements. In addition, we look at the trends of significant industries within the segments. Loan segments are categorized primarily based upon regulatory guidelines which follow the underlying collateral. For the most part, MainStreet’s business activity is with customers located in our primary market area. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant regional industries within the region including pre-built housing, real estate development, agricultural, and resort and leisure services. In addition, the ultimate collectability of the loan portfolio is susceptible to changes in the market condition of the region. The real estate market in our area is also affected by the national economy because a portion of our real estate lending is dependent on buyers who move into our region. There are three industry concentrations that are broken out in the table below by our loan segments.

	December 31, 2013
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$296,178	$687,341	$221,608	$1,205,127
Real Estate
Construction and land development	2,366,758	4,138,105	2,014,334	8,519,197
Residential, 1-4 families
First Liens	3,666,276	795,653	8,179,695	12,641,624
Junior Liens	529,732	—	472,819	1,002,551
Home Equity Lines	9,880	34,667	334,442	378,989
Commercial real estate	2,552,156	—	24,556,483	27,108,639
Consumer	2,735	—	13,209	15,944

Total	$9,423,715	$5,655,766	$35,792,590	$50,872,071

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

	December 31, 2013
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$455,405	$—	$455,405
Speculative lot loans	4,007,894	3,138,066	869,828
Speculative single-family housing construction	1,971,059	1,399,864	571,195

	December 31, 2012
	Total	Concentrations	Net Addition to
	Concentration	Included Above	Concentrations
Acquisition & development	$124,964	$124,964	$—
Speculative lot loans	4,912,535	3,086,490	1,826,045
Speculative single-family housing construction	4,275,965	1,802,221	2,473,744

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

December 31, 2013 and 2012

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,623,000	$—	$2,623,000	$—
Mortgage backed securities	13,155,155	—	13,155,155	—
States and political Subdivisions	5,557,377	—	5,557,377	—
Corporates	496,900	—	496,900	—
Total available-for-sale securities	$21,832,432	$—	$21,832,432	$—

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans or the present value of future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing recent appraisals conducted by an independent, licensed appraiser outside of MainStreet using observable market data (Level 2). However, if the appraisal of the real estate property is not current, or has been discounted, then the fair value is considered Level 3. It is also considered Level 3 if an evaluation is conducted by Franklin Bank, rather than by a third party. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the financial statements of the applicable business, if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2013
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$306,250	$—	$306,250	$—
Impaired loans, net	3,055,465	—	369,592	2,685,873
Other real estate owned, net	728,163	—	65,800	662,363

The following table summarizes MainStreet’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2012
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$432,000	$—	$432,000	$—
Impaired loans, net	455,820	—	—	455,820
Other real estate owned, net	1,441,722	—	—	1,441,722

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2013:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013
	Fair	Valuation	Unobservable		(Weighted
	Value	Technique(s)	Input	Range	Average)
Assets
Impaired loans	$2,075,166	Appraisal	Selling cost/ market discount	15%-49%	(22)%
	$610,707	Internal evaluations	Internal evaluations	6%-83%	(18)%
Other real estate owned	$260,000	Discounted appraised value	Selling cost / market discount	41%	(41)%
	$402,363	Internal evaluations	Internal evaluations	28%-56%	(33)%

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

December 31, 2013 and 2012

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

The carrying values and estimated fair values of financial instruments at December 31, 2013 and 2012 are as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

		Fair Value measurements at December 31, 2013 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,929,591	$2,929,591	$—	$—	$2,929,591
Interest-bearing deposits in banks	10,343,469	10,343,469	—	—	10,343,469
Federal funds sold	4,691,091	4,691,091	—	—	4,691,091
Securities available-for-sale	21,832,432	—	21,832,432	—	21,832,432
Restricted equity securities	654,600	—	654,600	—	654,600
Loans held for sale	306,250	—	306,250	—	306,250
Loans, net	121,344,841	—	369,592	120,980,345	121,349,937
Accrued interest receivable	462,081	—	462,081	—	462,081
Bank owned life insurance	1,898,736	—	1,898,736	—	1,898,736

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$26,856,990	$—	$26,856,990	$—	$26,856,990
Interest bearing deposits	115,964,448	—	116,336,714	—	116,336,714
Accrued interest payable	86,575	—	86,575	—	86,575

		Fair Value measurements at December 31, 2012 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,076,535	$3,076,535	$—	$—	$3,076,535
Interest-bearing deposits in banks	11,546,938	11,546,938	—	—	11,546,938
Federal funds sold	9,414,880	9,414,880	—	—	9,414,880
Securities available-for-sale	18,836,561	—	18,836,561	—	18,836,561
Restricted equity securities	741,000	—	741,000	—	741,000
Loans held for sale	432,000	—	432,000	—	432,000
Loans, net	131,890,568	—	—	132,468,434	132,468,434
Accrued interest receivable	552,402	—	552,402	—	552,402
Bank owned life insurance	1,061,440	—	1,061,440	—	1,061,440

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$22,819,544	$—	$22,819,544	$—	$22,819,544
Interest bearing deposits	127,759,824	—	128,335,646	—	128,335,646
Repurchase agreements	6,000,000	—	6,001,070	—	6,001,070
Accrued interest payable	176,136	—	176,136	—	176,136

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Note 22 – Regulatory

On April 16, 2009, Franklin Bank entered into a formal agreement (“Agreement”) with The Comptroller of the Currency (“OCC”). The Agreement required Franklin Bank to perform certain actions within designated time frames. The Agreement was intended to demonstrate Franklin Bank’s commitment to review/enhance certain aspects of various policies and practices related to credit administration and liquidity. Franklin Bank achieved full compliance with the Agreement. The Agreement was terminated in August 2013.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 23 – Accumulated Other Comprehensive Income (Loss)

Changes in each component of accumulated other comprehensive income (loss) were as follows:

	Net Unrealized
	Gains (Losses) on	Adjustments Related	Accumulated Other
	Securities available	to Post Retirement	Comprehensive
	for sale (1)	Benefits (2)	Income (Loss)

Balance at December 31, 2011	$346,595	$41,154	$387,749

Net unrealized holding gains on securities available for sale during the period	37,218	—	37,218
Deferred income tax expense on unrealized holding gains on securities available for sale	(12,653)	—	(12,653)
Less reclassification adjustments for gains included in net income (3)	(1,848)	—	(1,848)
Tax related to gains on securities sold (4)	628	—	628
Change in actuarial gain on SERP	—	23,429	23,429
Deferred income tax expense	—	(7,966)	(7,966)

Balance at December 31, 2012	$369,940	$56,617	$426,557

Net unrealized holding losses on securities available for sale during the period	(564,402)	—	(564,402)
Deferred income tax benefit on unrealized holding gains on securities available for sale	191,897	—	191,897
Less reclassification adjustments for gains included in net income (3)	(47,194)	—	(47,194)
Tax related to gains on securities sold (4)	16,046	—	16,046
Change in actuarial loss on SERP	—	(97,292)	(97,292)
Deferred income tax benefit	—	33,079	33,079

Balance at December 31, 2013	$(33,713)	$(7,596)	$(41,309)

(1)	Represents the difference between the fair value and amortized cost of securities available for sale.
(2)	Represents changes in the SERP liability due to prior service costs, gains and losses, and amortizations.
(3)	Reclassifications for gains on sales of securities available-for-sale are included in the “gain on sale of securities available-for-sale” line item on the Consolidated Statements of Income.
(4)	Income taxes related to gains on sales of securities available-for-sale are included in the “income tax expense (benefit)” line item on the Consolidated Statements of Income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2013 and 2012

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9A.	Controls and Procedures

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 1992. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Securities and Exchange Commission final rule effective September 21, 2010 providing this requirement shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Item 9B.	Other Information

None.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2013 and 2012

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

MainStreet’s Board of Directors are divided into three classes that serve staggered three-year terms. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election or until successors are elected and qualified. The term of the Class A Directors expires in 2014, the term of the Class B Directors expires in 2015, and the term of the Class C Directors expires in 2016. The following tables set forth material information about MainStreet’s current executive officers and directors.

Name (Age)	Offices and Positions Held

Class A Directors – Term Expires 2014

Michael A. Turner (60)	Director since December 2002

Class B Directors – Term Expires 2015

Charles L. Dalton (50)	Director since July 2001

Joel R. Shepherd (50)	Director since December 2002

Class C Directors – Terms Expires 2016

John M. Deekens (66)	Director since July 2001

Danny M. Perdue (68)	Director since December 2002

Charles L. Dalton is Vice President, General Manager and partial owner of Dalton Insurance Agency, Inc. in Stuart, Virginia. He is a Member/Partial owner of Stuart Laurel Court, LLC. He has been a past president of the Stuart Rotary Club. He is a member of the Patrick County Chamber of Commerce where he has been a past President. He is a member of the Professional Insurance Agents of Virginia and is active in Patrick County American Legion Baseball. Mr. Dalton brings financial services/insurance industry and management experience to BankShares demonstrated by the success of his insurance agency. He has been active in his community and through these services he contributes experience to BankShares’ board.

John M. Deekens is a retired General Manager for Stuart Forest Products in Stuart, Virginia. In addition he held the position of Plant Manager for Stuart Forest Products. Prior to that, he was the Quality Control Manager for Hooker Furniture Corporation in Martinsville, Virginia. He is a past member of the Stuart Rotary Club where he held various offices. He served as Mayor of Stuart for eight years and was a member of the Town council for an additional four years. After a break in service for a period of years, he is currently a member of the Stuart Town Council. He currently serves as chairman of the finance committee of the church he attends and is a member. Mr. Deekens brings managerial and financial skills to the Board of Directors. He also served on a Bi-County Economic Commission for four years and held various offices in the Stuart Rotary Club. Through his community services, he also contributes this experience to BankShares’ Board.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2013 and 2012

Danny M. Perdue is currently the owner of the Franklin Shopping Center. He is a partial owner and President of Redwood Minute Markets, Inc. He is a partial owner of First Minute Markets, LLC, FFH Operations, Inc. and FFH Investors, LLC. He is also an owner of Redwood Petroleum Products, Ferrum Petroleum Products, Franklin Petroleum Products, 604 Petroleum Products and Penhook Petroleum Products. He is Vice President of Perdue Properties, Inc. Mr. Perdue is also a Director of Franklin Community Bank, N.A. He is currently active in the Rocky Mount Rotary Club and served on the Board of Trustees of Ferrum College for many years. He is a past member and President of the Rocky Mount Chamber of Commerce and the United Way in Franklin County. He was a founding member of the Burnt Chimney Volunteer Fire Department. Mr. Perdue brings entrepreneurial, business management and financial skills to BankShares as demonstrated through the successful businesses that he owns and manages. He also served as a board director for The Bank of Ferrum, a community bank in Franklin County from 1994 – 1999 and an advisory board member for BB&T in Franklin County from 1999 – 2001 which brings financial institution governance to BankShares’ Board. Mr. Perdue is very active in the community that Franklin Bank serves and brings that experience to the board.

Joel R. Shepherd is a partial owner and President of Virginia Home Furnishings, Inc., and 220 Self Storage, Inc. He is also a partial owner of Shepherd Properties, LLC, Wirtz Properties, LLC, Wirtz Services, LLC, Kyle Avenue, LLC, FFH Operations, Inc., FFH Investors, LLC, the Franklin LLC, Wirtz Lot 2, LLC, Shepherd Properties Roanoke, LLC, Shepherd Properties Bedford, LLC and King Street Properties, LLC. Prior to developing his current businesses, Mr. Shepherd served from 1986 to 1993 as a Vice President and Portfolio Manager in the Funds Management Division of Dominion Bankshares, Inc. (acquired by First Union). Mr. Shepherd is also a Director of Franklin Community Bank, N.A. He is also on the Business Advisory Council for Ferrum College. He is a member of the Board of Trustees of Faith Christian School in Roanoke, Virginia and a member of the finance committee for the school. Mr. Shepherd brings entrepreneurial, business building, finance and management skills to BankShares through the operations of his various companies which are diversified in their business. He also brings financial institution management and investment skills to BankShares. Mr. Shepherd is active in the community that Franklin Bank serves and brings that experience to the Board.

Michael A. Turner has served as the partial owner and CEO of Turner’s Building, Inc. from 1976 to present. He also serves as a partner in T & J Property Associates, LC and Pigg Riverville, LLC. In addition, Mr. Turner was a partner in Deep River Investments (developer of real estate) from 1989 to 2003. He is also a Director of Franklin Community Bank, N.A. He is also a member of the Cool Branch Volunteer Rescue Squad. He helped organize the Smith Mountain Lake Partnership and served on the board for 15 years. Mr. Turner is an entrepreneur that brings financial and management experience to BankShares demonstrated by the building and successfulness of his own construction and real estate development companies. He also served as a board director for The Bank of Ferrum, a community bank in Franklin County from 1994 – 1999 and an advisory board member for BB&T in Franklin County from 1999 – 2001 which brings governance to BankShares as a board member. Mr. Turner has been active in the community where he lives and Franklin Bank operates.

There are no family relationships that need to be reported, nor are any directors serving as directors on boards of other reporting companies.

William L. Cooper, III is a partial owner and President of Cooper Classics, Inc. He is CEO and partial owner of CWP, Inc. He is a managing partner of Grassy Hill Investment and Grassy Hill Properties.

William L. Cooper, III resigned from the boards of directors of MainStreet and its wholly-owned banking subsidiary, Franklin Bank, effective Wednesday, February 5, 2014. Mr. Cooper was a member of the Human Resources and Executive Committees.

MainStreet believes Mr. Cooper resigned on account of a disagreement with Franklin Bank over the resolution of credit issues concerning outstanding loans owed by him and a related entity to Franklin Bank. Franklin Bank was unable to reach an agreement with Mr. Cooper that complied with its credit policies and associated regulatory guidance to avoid the loans becoming criticized assets requiring significant additional amounts to be allocated to the allowance for loan losses.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2013 and 2012

Executive Officers Not a Director

First Elected
Name (Age)	Offices and Positions Held	As an Officer

Brenda H. Smith (54)	President , CEO and	8/99
Corporate Secretary

Todd S. Hammock (51)	Executive Vice President	10/12
and Senior Lender

Lisa J. Correll (48)	Senior Vice President and	6/04
Chief Financial Officer

Sonya B. Smith (43)	Senior Vice President and	11/99
Operations and Compliance
Officer

Brenda H. Smith was appointed as President and Chief Executive Officer in July 2013 after the death of Larry Heaton, former President and CEO, in December 2012. Ms. Smith is also President, Chief Executive Officer and Director of Franklin Community Bank, N.A. since July 2013. She is also President, Treasurer, Secretary and a Director of MainStreet RealEstate, Inc. since July 2013. Ms. Smith joined BankShares in August 1999 as Senior Vice President and Chief Financial Officer. Ms. Smith was named Corporate Secretary in November 2001 and was promoted to Executive Vice President in September 2002. From 1995 to 1999, Ms. Smith was Vice President, Corporate Controller and Assistant Secretary of MainStreet Financial Corporation, a $2 billion multi-bank holding company headquartered in Martinsville, Virginia. From 1988 to 1995, she was an Accounting Officer for Piedmont Trust Bank, a subsidiary of MainStreet Financial Corporation. Ms. Smith is a member of Pleasant Grove Christian Church and serves on the Safetynet Board of Trustees.

Todd S. Hammock was appointed as Executive Vice President and Senior Lender of Franklin Community Bank, N.A. in July 2013. Previously, Mr. Hammock was Vice President – Business Lending, having returned to the bank in October 2012. He was previously a Business Banker for Franklin Bank from September 2007 to October 2008. Prior to his return to Franklin Bank, he was the City President of SunTrust Bank in Martinsville after his promotion from Business Banking Relationship Manager. He was employed by SunTrust from September 2011 to October 2012. Prior to his employment at SunTrust, Mr. Hammock was a Commercial Relationship Manager for American National Bank and Trust Company in the Martinsville office, where he was employed from October 2008 to September 2011. Mr. Hammock is a Board member of the United Way of Franklin County and is active in the Rotary Club of Rocky Mount.

Lisa J. Correll was appointed as Senior Vice President and Chief Financial Officer in October 2013. Previously, Ms. Correll was Vice President and Corporate Controller for MainStreet, a position held since 2007. She joined MainStreet in June 2004 and was promoted to Assistant Vice President and Accounting Officer shortly thereafter. Prior to joining MainStreet, she was Vice President of Finance for Valley Bank in Roanoke, Virginia.

Sonya B. Smith was appointed as Senior Vice President and Operations and Compliance Officer in January 2014. Previously, Ms. Smith was Vice President and Operations and Compliance Officer for MainStreet. She joined MainStreet in November 1999 and has held the position of Vice President since April 2008.

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

MainStreet’s Board of Directors has determined that MainStreet does not have a financial expert serving on its Audit Committee. MainStreet is a small corporation located outside a major metropolitan area. Because of our size and location, we have not pursued a financial expert and there is no certainty that one could be found. The Board of Directors believe that it, as a whole, has adequate financial expertise.

MainStreet has adopted a Code of Ethics for the Board of Directors and for all of its employees, including its Chief Executive and Chief Accounting Officers. A copy of the Code of Ethics may be obtained without charge upon request by writing to Brenda H. Smith, President, Chief Executive Officer and Corporate Secretary, 1075 Spruce Street, Martinsville, Virginia, 24112.

Other information required by Item 10 of Form 10-K appears on pages 8 through 11 of the Corporation’s 2014 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K appears on pages 11 through 14 of the Corporation’s 2014 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears on pages 7 through 8 of the Corporation’s 2014 Proxy Statement and is incorporated herein by reference.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2013 and 2012

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

MainStreet’s executive officers and directors, and other corporations, business organizations, and persons with which some of MainStreet’s executive officers and directors are associated have banking relationships with Franklin Bank. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and security for loans, as those prevailing at the time in comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features. None of such loans to our current related persons are classified as nonaccrual, past due, restructured or potential problem. All outstanding loans to current Executive officers and Directors and their associates are current as to principal and interest.

William L. Cooper, III resigned from the boards of directors of MainStreet and Franklin Bank effective Wednesday, February 5, 2014. Mr. Cooper was a member of the Human Resources and Executive committees. We believe he resigned on account of a disagreement with Franklin Bank over credit issues concerning outstanding loans owed by him and related parties to Franklin Bank. Franklin Bank was unable to reach an agreement with Mr. Cooper that complied with its credit policies and associated regulatory guidance to avoid the loans becoming criticized assets requiring significant additional amounts to be allocated to the allowance for loan losses.

Mr. Cooper and related entities had several loans with Franklin Bank at the time of the disagreement and subsequent resignation. Due to the inability to reach a resolution with Mr. Cooper, Franklin Bank determined that the entire relationship based on global analysis would become criticized. Subsequent to his resignation, Franklin Bank worked with Mr. Cooper to restructure certain outstanding credits in order to minimize the negative impact to Franklin Bank’s allowance for loan losses and net income. As a result of this restructure, loans in the amount of $640,141 were deemed to be troubled debt restructurings at year-end 2013. In addition, even though the amounts remain payable from the borrowers, Franklin Bank charged off $453,883 in loans to the allowance for loan losses for Mr. Cooper and related entity credits.

Franklin Bank issued credit to four separate entity relationships associated William L. Cooper, III. These entities were Cooper Classics, Inc., Grassy Hill Investments, LLC, William L. Cooper, III and a co-borrower, and William L. Cooper, III (individual). Mr. Cooper is President/CEO and Member/Owner of 58.88% and guarantor of Cooper Classics, Inc. He is a Member/Owner of 50% and a guarantor of Grassy Hill Investments, LLC. The following is information related to each entity relationship during 2013.

	Largest Outstanding	Principal	Interest	Interest	Latest Practicable
Name/Entity Relationship	Balance During 2013	Paid 2013	Paid 2013	Earned 2013	Balance 2/28/14	Rate of Interest
Cooper Classics, Inc. (1)	$785,000	$295,000	$34,049	$34,748	$599,375	4.25% - 5.25%
Grassy Hill Investments, LLC	338,363	7,364	17,324	17,291	329,789	5.10% - 5.10%
William L. Cooper, III & co-borrower	182,862	11,796	9,001	8,982	169,068	5.00% - 5.00%

William L. Cooper, III (2)	410,000	50,000	15,453	16,025	---	4.25% - 4.25%

(1)	This represents a line of credit in the amount of $700,000 and a short-term note repaid during 2013. It also represents $93,883 of the overall charge-off related to these entities.
(2)	This note represents $360,000 of the overall charge-off related to these entities.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2013 and 2012

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

The information required by Item 13 of Form 10-K concerning director independence appears on page 15 of the Corporations’ 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears in the Corporation’s 2014 Proxy Statement under the Audit Committee Report and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

3.	Exhibits and Reports on Form 8-K:

See Index to Exhibits.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET BANKSHARES, INC.

By:	/s/Brenda H. Smith
Brenda H. Smith, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Brenda H. Smith	President and Chief	03/25/14
Brenda H. Smith	Executive Officer	Date
Corporate Secretary
President, CEO and
Director of Franklin
Community Bank, N.A.

/s/Lisa J. Correll	Senior Vice President	03/25/14
Lisa J. Correll	Chief Financial Officer	Date

/s/Charles L. Dalton	Director	03/25/14
Charles L. Dalton		Date

/s/John M. Deekens	Director	03/25/14
John M. Deekens		Date

/s/Danny M. Perdue	Director	03/25/14
Danny M. Perdue		Date

/s/Joel R. Shepherd	Chairman of the Board	03/25/14
Joel R. Shepherd		Date

/s/Michael A. Turner	Director	03/25/14
Michael A. Turner		Date

Index to Exhibits

Number	Description of Exhibit
3(i)**	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
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

10.10#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Todd Hammock included in this Form 10-K.
10.11#	Change in Control Agreement between MainStreet BankShares, Inc. and Sonya B. Smith included in this Form 10-K.
14	Code of Ethics filed March 13, 2006 on Form 10-K and herein incorporated by reference.
21	Subsidiaries of the Registrant.
31.1
Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).
101	Interactive Data File.
___________________________
*	(Incorporated by reference to Registration statement #333-86993 on Form SB-2 filed September 13, 1999.)
**	(Incorporated by reference to the Corporation’s Annual Report on Form 10-K filed March 15, 2001.)
***	(Incorporated by reference to Registration Statement # 333-63424 on Form SB-2 filed June 20, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

