Form 10-Q
period 2014-03-31
MAINSTREET BANKSHARES INC
filed 2014-05-09
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                                          to

Commission file number	333-86993

MainStreet BankShares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Spruce Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(276) 632-8054

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

Yes  ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:            1,713,375 as of May 9, 2014.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited).	4

2.	Consolidated Statements of Income for the quarters ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited).	5

3.	Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited).	6

4.	Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited).	7

5.	Notes to Consolidated Financial Statements.	8

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2014	December 31, 2013

ASSETS

Cash and due from banks	$3,457,074	$2,929,591
Interest-bearing deposits in banks	5,241,116	10,343,469
Federal funds sold	6,599,498	4,691,091
Total Cash and Cash Equivalents	15,297,688	17,964,151
Securities available-for-sale, at fair value	20,213,191	21,832,432
Restricted equity securities	587,200	654,600
Loans held for sale	—	306,250

Loans:
Total Gross Loans	126,073,634	123,637,386
Unearned deferred fees and costs, net	77,797	86,600
Loans, net of unearned deferred fees and costs	126,151,431	123,723,986
Less: Allowance for loan losses	(2,352,035)	(2,379,145)
Net Loans	123,799,396	121,344,841
Bank premises and equipment, net	1,509,958	1,509,562
Accrued interest receivable	440,276	462,081
Bank owned life insurance	1,912,573	1,898,736
Other real estate owned, net of valuation allowance	783,430	728,163
Other assets	1,945,700	2,330,201

TOTAL ASSETS	$166,489,412	$169,031,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$28,070,187	$26,856,990
Interest bearing deposits	111,925,996	115,964,448
Total Deposits	139,996,183	142,821,438

Accrued interest payable and other liabilities	2,159,794	2,222,038
Total Liabilities	142,155,977	145,043,476

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at March 31, 2014 and December 31, 2013, respectively	17,866,890	17,866,890
Retained earnings	6,410,186	6,161,960
Accumulated other comprehensive income (loss)	56,359	(41,309)
Total Shareholders’ Equity	24,333,435	23,987,541

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$166,489,412	$169,031,017

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Interest and Dividend Income:
Interest and fees on loans	$1,571,595	$1,770,038
Interest on interest-bearing deposits	3,938	7,140
Interest on federal funds sold	2,621	1,586
Interest on securities available-for-sale:
Taxable	93,357	77,132
Nontaxable	17,982	16,644
Dividends on restricted equity securities	8,596	8,309
Total Interest and Dividend Income	1,698,089	1,880,849

Interest Expense:
Interest on deposits	204,161	286,609
Interest on repurchase agreements	—	595
Total Interest Expense	204,161	287,204

Net Interest Income	1,493,928	1,593,645
Provision for loan losses	73,488	187,605

Net Interest Income After Provision for Loan Losses	1,420,440	1,406,040

Noninterest Income:
Service charges on deposit accounts	57,080	69,988
Mortgage commissions	23,467	73,986
Electronic card fees	39,906	43,766
Investment fee income	51,347	41,244
Income on bank owned life insurance	13,837	9,439
Other fee income and miscellaneous income	25,202	27,456
Total Noninterest Income	210,839	265,879

Noninterest Expense:
Salaries and employee benefits	708,164	664,329
Occupancy and equipment expense	196,307	190,187
Professional fees	53,809	60,141
Outside processing	84,999	104,793
FDIC assessment	27,547	53,929
Franchise tax	59,250	54,000
Regulatory examination fees	22,549	26,303
Other real estate and repossessions	3,757	62,238
Other expenses	115,425	113,450
Total Noninterest Expense	1,271,807	1,329,370

Net Income Before Tax	$359,472	$342,549
Income Tax Expense	111,246	106,692

Net Income	$248,226	$235,857
Basic Net Income Per Common Share	$.14	$.14
Diluted Net Income Per Common Share	$.14	$.14

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net Income	$248,226	$235,857
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	147,982	(58,500)
Deferred income tax (expense) benefit on unrealized holding gains (losses) on securities available for sale	(50,314)	19,890
Other Comprehensive Income (Loss)	97,668	(38,610)
Total Comprehensive Income	$345,894	$197,247

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash Flows From Operating Activities
Net income	$248,226	$235,857
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	73,488	187,605
Depreciation and amortization	37,725	38,711
Amortization of discounts and premiums, net	39,680	51,126
(Gain) loss and impairment on other real estate owned and repossessions	(815)	33,385
Deferred tax expense	111,246	488,201
Change in loans held for sale	306,250	(163,000)
Decrease in accrued interest receivable	21,805	58,474
(Increase) decrease in other assets	222,941	(288,225)
Increase in value of bank owned life insurance	(13,837)	(9,439)
Change in reserve for unfunded lending commitments	3,069	3,970
Increase in executive retirement plan accrual	35,657	30,180
Payments on executive retirement plan	(140,628)	(140,628)
Increase (decrease) in accrued interest payable and other liabilities	39,658	(14,251)
Net cash provided by operating activities	984,465	511,966

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(38,121)	(50,441)
Purchases of securities available for sale	—	(250,000)
Calls/maturities/repayments of securities available for sale	1,727,543	2,094,350
Redemptions of restricted equity securities	67,400	86,400
Proceeds from sale of other real estate owned and repossessions	194,564	839,728
Loan originations and principal collections, net	(2,777,059)	3,106,700
Net cash provided by (used in) investing activities	(825,673)	5,826,737

Cash Flows From Financing Activities

Increase in non-interest bearing deposits	1,213,197	5,088,047
Decrease in interest bearing deposits	(4,038,452)	(1,973,617)
Repayment of repurchase agreement	—	(6,000,000)
Net cash used in financing activities	(2,825,255)	(2,885,570)

Net increase (decrease) in cash and cash equivalents	$(2,666,463)	$3,453,133
Cash and cash equivalents at beginning of period	17,964,151	24,038,353
Cash and cash equivalents at end of period	$15,297,688	$27,491,486

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$216,962	$345,068
Cash paid during the period for taxes	$—	$—
Unrealized gain (loss) on securities available for sale	$147,982	$(58,500)
Transfers between loans, other real estate & other assets	$249,016	$48,750

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 1 – Summary of Accounting Policies

(a)     General

The accompanying consolidated financial statements of MainStreet BankShares, Inc. are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. All adjustments were of a normal recurring nature, except as otherwise disclosed herein. The consolidated financial statements conform to generally accepted accounting principles and general banking industry practices. The information contained in the footnotes included in MainStreet BankShares, Inc.’s 2013 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

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

Note 2 – Securities

The carrying values, unrealized gains and losses and approximate market values of investment securities at March 31, 2014 and December 31, 2013 are shown in the following tables. The entire investment portfolio is classified as available-for-sale to preserve maximum liquidity for funding needs.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$1,488,770	$—	$(40,670)	$1,448,100
Mortgage backed securities	12,462,912	252,313	(35,983)	12,679,242
States and political subdivisions	5,668,565	20,124	(102,045)	5,586,644
Corporates	496,043	3,677	(515)	499,205

Total securities available for sale	$20,116,290	$276,114	$(179,213)	$20,213,191

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$2,688,955	$555	$(66,510)	$2,623,000
Mortgage backed securities	13,012,376	202,523	(59,744)	13,155,155
States and political subdivisions	5,686,412	11,784	(140,819)	5,557,377
Corporates	495,770	2,488	(1,358)	496,900

Total securities available-for-sale	$21,883,513	$217,350	$(268,431)	$21,832,432

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of securities available for sale at March 31, 2014, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Approximate
	Cost	Market Value
Due in one year or less	$—	$—
Due after one year but within five years	2,349,707	2,346,867
Due after five years but within ten years	6,846,938	6,767,394
Due after ten years	10,919,645	11,098,930

	$20,116,290	$20,213,191

There were no gross gains or losses recorded on sales and calls of securities available for sale for the three month periods ending March 31, 2014 and March 31, 2013, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

Following demonstrates the unrealized loss position of securities available for sale at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$1,448,100	$(40,670)	$—	$—	$1,448,100	$(40,670)
Mortgage backed securities	1,976,257	(35,983)	—	—	1,976,257	(35,983)
States and political subdivisions	3,305,496	(95,565)	286,952	(6,480)	3,592,448	(102,045)
Corporates	249,020	(515)	—	—	249,020	(515)
Total temporary impaired securities	$6,978,873	$(172,733)	$286,952	$(6,480)	$7,265,825	$(179,213)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored agencies	$1,921,845	$(66,510)	$—	$—	$1,921,845	$(66,510)
Mortgage backed securities	4,275,948	(59,744)	—	—	4,275,948	(59,744)
States and political Subdivisions	3,856,363	(140,819)	—	—	3,856,363	(140,819)
Corporates	248,135	(1,358)	—	—	248,135	(1,358)

Total temporarily impaired securities	$10,302,291	$(268,431)	$—	$—	$10,302,291	$(268,431)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At March 31, 2014 and December 31, 2013, there were $7.3 million comprising nineteen securities and $10.3 million comprising twenty-three securities, respectively, in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at March 31, 2014 and December 31, 2013.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at March 31, 2014 and December 31, 2013. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $152,100 and $219,500 at March 31, 2014 and December 31, 2013, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Commercial	$9,822,472	$9,426,188
Real Estate:
Construction and land development	16,339,646	16,394,964
Residential 1-4 families:
First liens	34,923,298	33,787,645
Junior liens	6,499,044	6,331,233
Home equity lines	6,097,865	5,764,941
Commercial real estate	51,116,797	50,579,103
Consumer	1,274,512	1,353,312
Total Gross Loans	$126,073,634	$123,637,386
Unearned deferred fees and costs, net	77,797	86,600
Recorded Investment	$126,151,431	$123,723,986

Overdrafts reclassified to loans at March 31, 2014 and December 31, 2013 were $3,621 and $6,196, respectively.

Loan Origination/Risk Management: Franklin Bank’s Board of Directors annually approves and reviews policies and procedures to be utilized as tools by account officers for the purpose of making sound and prudent credit decisions. Every loan transaction is closely evaluated from the perspective of profitability realizing that there is no profit in a loan that becomes a loss. Each credit decision is based on merit and no other factors. Account officers carry a heavy burden of accountability in being assigned the responsibility for the development of Franklin Bank’s loan portfolio by meeting the legitimate credit needs of our customers while also exercising prudence and seasoned judgment. A comprehensive reporting system has been developed to provide senior management timely information related to portfolio performance including growth, delinquency, adversely risk rated, and credit concentrations. The portfolio is constantly reviewed based on segments of concern, past due status, extension of credits along with stress testing the portfolio’s collateral values and debt service coverage for a significant portion of loans within defined loan concentrations. Annually, a loan review plan is developed to identify and mitigate potential weakness in the loan portfolio. Scope is determined based upon a risk assessment of various concentrations and loan product types in which higher risk may exist. The developed plan is presented to the Loan Committee of Franklin Bank’s Board of Directors each year for approval. Overall, the goal is to review 26% of the entire loan portfolio annually. Review segments vary from year to year to ensure a complete cycle of all significant loan product types. Results of each review segment are communicated to the Loan Committee of the Board of Directors of Franklin Bank with a response from Franklin Bank’s senior lender or head of retail lending depending on the product type reviewed.

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

March 31, 2014

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

Consumer /Residential 1-4 Families and Equity Lines: Loans are generally underwritten based on a maximum debt to income ratio of 40 percent gross. Incomes are verified for all secured loans and unsecured loans. Policy requires income verification to be documented for all real estate loans. Collateral margins and terms for non-real estate collateral are determined and made available to retail lenders by Franklin Bank’s Chief Credit Officer. Cash flows for all self employed borrowers are determined by Franklin Bank’s independent credit analyst. Policy defines unsecured loan terms at a maximum of thirty six months while individual unsecured lines are underwritten to maturities of less than one year with the line amount being based on a percentage of available liquidity and net worth. Construction loans for individuals are underwritten to policy based on cost overruns of at least fifteen percent. Debt to income ratios for equity lines are underwritten based on the borrower paying 1.5% of the total available line monthly. All equity lines are reviewed annually and filtered based on updated credit scores, average percentage drawn and delinquency. “Watch” accounts are identified based on filters and then individually reviewed by the responsible account officer.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013

Balance at beginning of year	$2,379,145	$2,602,098
Provision for loan losses	73,488	187,605
Recoveries	62,460	10,741
Charge-offs	(163,058)	(369,588)
Balance at period end	$2,352,035	$2,430,856

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

A breakdown of the allowance by loan segment for the three months ended March 31, 2014 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$—	$2,379,145
Charge-offs	(41,531)	(38,096)	(54,745)	(27,739)	—	—	(947)	—	(163,058)
Recoveries	7,951	27,043	—	4,583	16,730	3,859	2,294	—	62,460
Provision	(14,768)	21,078	27,997	23,829	(10,729)	29,482	(3,401)	—	73,488
Ending Balance	$102,941	$363,416	$574,528	$101,579	$106,352	$1,094,378	$8,841	$—	$2,352,035

		March 31, 2014 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$—	$10	$71,539	$335	$—	$410,000	$—	$—	$481,884

Ending Balance:
Collectively evaluated for impairment	102,941	363,406	502,989	101,244	106,352	684,378	8,841	—	1,870,151

	$102,941	$363,416	$574,528	$101,579	$106,352	$1,094,378	$8,841	$—	$2,352,035

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

		March 31, 2014 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$623,709	$309,006	$982,905	$172,612	$70,875	$2,160,394	$—	$4,319,501

Ending Balance:
Collectively evaluated for impairment	9,198,763	16,030,640	33,940,393	6,326,432	6,026,990	48,956,403	1,274,512	121,754,133

	$9,822,472	$16,339,646	$34,923,298	$6,499,044	$6,097,865	$51,116,797	$1,274,512	$126,073,634

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2013 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098
Charge-offs	(450,100)	(592,292)	(151,295)	(156,561)	(9,052)	(534,150)	(74,461)	—	(1,967,911)
Recoveries	12,278	9,090	7,448	20,497	—	1,429	29,336	—	80,078
Provision	480,775	169,575	43,455	102,123	20,992	853,685	44,275	(50,000)	1,664,880
Ending Balance	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$—	$2,379,145

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

		December 31, 2013 Real Estate
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

		December 31, 2013 Real Estate
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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

An age analysis of past due loans as of March 31, 2014 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$—	$—	$—	$—	$9,822,472	$9,822,472	$—	$—
Real Estate:
Construction and land development	485,410	—	162,711	648,121	15,691,525	16,339,646	—	309,006
Residential 1-4 Families
First Liens	321,968	91,431	577,677	991,076	33,932,222	34,923,298	—	981,270
Junior Liens	34,376	30,140	8,000	72,516	6,426,528	6,499,044	—	142,472
Home Equity lines	—	—	—	—	6,097,865	6,097,865	—	70,875
Commercial Real Estate	143,975	—	107,966	251,941	50,864,856	51,116,797	107,966	1,828,537
Consumer	2,718	2,779	—	5,497	1,269,015	1,274,512	—	—

	$988,447	$124,350	$856,354	$1,969,151	$124,104,483	$126,073,634	$107,966	$3,332,160

An age analysis of past due loans as of December 31, 2013 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$—	$—	$—	$—	$9,426,188	$9,426,188	$—	$—
Real Estate:
Construction and land development	320,143	—	259,973	580,116	15,814,848	16,394,964	—	576,552
Residential 1-4 Families
First Liens	893,473	33,154	802,830	1,729,457	32,058,188	33,787,645	—	1,125,187
Junior Liens	65,603	—	16,232	81,835	6,249,398	6,331,233	—	152,985
Home Equity lines	—	—	—	—	5,764,941	5,764,941	—	71,338
Commercial Real Estate	416,668	—	—	416,668	50,162,435	50,579,103	—	2,079,556
Consumer	50,244	—	—	50,244	1,303,068	1,353,312	—	—

	$1,746,131	$33,154	$1,079,035	$2,858,320	$120,779,066	$123,637,386	$—	$4,005,618

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

Impaired loans at March 31, 2014 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$623,709	$—	$623,709	$—	$674,786	$—
Real Estate:
Construction and land development	599,179	162,710	146,296	10	442,779	4,299
Residential 1-4 Families
First Liens	988,481	541,540	441,365	71,539	1,056,933	289
Junior Liens	189,128	30,140	142,472	335	177,391	—
Home Equity lines	79,927	—	70,875	—	71,107	—
Commercial Real Estate	2,160,394	1,828,537	331,857	410,000	2,734,563	—
Consumer	—	—	—	—	—	—

	$4,640,818	$2,562,927	$1,756,574	$481,884	$5,157,559	$4,588

Impaired loans at December 31, 2013 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$778,980	$60,000	$665,863	$50,000	$287,405	$34,511
Real Estate:
Construction and land development	890,255	162,710	413,842	10	960,164	24,249
Residential 1-4 Families
First Liens	1,154,822	541,539	589,422	101,540	1,460,986	37,253
Junior Liens	190,455	—	182,170	—	216,673	9,361
Home Equity lines	80,390	—	71,338	—	59,495	263
Commercial Real Estate	3,308,733	2,079,556	1,229,177	424,376	2,156,878	46,367
Consumer	—	—	—	—	—	—

	$6,403,635	$2,843,805	$3,151,812	$575,926	$5,141,601	$152,004

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

The Corporation assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs). During the three months ending March 31, 2014, the Corporation modified or renewed three loans that were considered to be TDRs, of which two are on nonaccrual. The construction and land development credit was a loan restructured to allow the borrower time to sell his property. One commercial real estate credit was restructured into a new credit, waiving lost interest. The second commercial real estate loan was the renewal of an existing troubled debt restructuring that is interest only.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$132,781	$132,781
Commercial Real Estate	2	2,104,152	2,104,152
Total	3	$2,236,933	$2,236,933

There were no troubled debt restructurings modified during the past twelve months that defaulted during the three month period ended March 31, 2014. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

There were no additional loans designated as troubled debt restructuring in the first quarter of 2013. There were no troubled debt restructurings modified during the prior twelve months that defaulted during the three month period ended March 31, 2013. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

At March 31, 2014 and December 31, 2013 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $849,235 and $1,929,999, respectively. Troubled debt restructurings (not on nonaccrual) decreased from December 31, 2013 to March 31, 2014 because one restructured credit, with terms reflecting current market rates, is no longer being reported as a troubled debt restructuring due to sustained performance of six months. These loans did not have any additional commitments at March 31, 2014 and December 31, 2013, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower having financial difficulties. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at March 31, 2014 and December 31, 2013, respectively, that were not in nonaccrual status. Troubled debt restructurings are included in the impaired loan disclosures.

The following table describes the interest earned, reflected in income and lost for the three month periods.

	March 31, 2014	March 31, 2013
Interest that would have been earned	$57,763	$33,087
Interest reflected in income	4,588	263
Lost interest	$53,175	$32,824

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

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

Collateral may be illiquid or provide only a relatively small margin. Migration analysis data is performed and updated quarterly on these loans. It is based on loans downgraded originally into this category. Our loss factor is determined based on charge-offs during the quarter divided by the balance of special mention loans at the beginning of the quarter. This is then increased by the qualitative factors which increase the applied loss factor to 3%.

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

March 31, 2014

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

		March 31, 2014
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,639,841	$14,522,154	$33,419,046	$5,913,662	$6,026,990	$46,704,061	$1,258,631	$117,484,385
Special Mention	2,197	428,545	73,390	27,400	—	1,168,006	5,691	1,705,229
Substandard	180,434	1,388,937	1,359,323	557,647	70,875	2,834,730	10,190	6,402,136
Doubtful	—	10	71,539	335	—	410,000	—	481,884
Loss	—	—	—	—	—	—	—	—

	$9,822,472	$16,339,646	$34,923,298	$6,499,044	$6,097,865	$51,116,797	$1,274,512	$126,073,634

		December 31, 2013
		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,179,636	$14,308,667	$32,126,801	$5,773,125	$5,693,603	$47,028,384	$1,342,215	$115,452,431
Special Mention	—	907,175	204,731	—	—	711,413	907	1,824,226
Substandard	196,552	1,179,112	1,354,573	558,108	71,338	2,414,930	10,190	5,784,803
Doubtful	50,000	10	101,540	—	—	424,376	—	575,926
Loss	—	—	—	—	—	—	—	—

	$9,426,188	$16,394,964	$33,787,645	$6,331,233	$5,764,941	$50,579,103	$1,353,312	$123,637,386

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. The borrowing capacity at March 31, 2014, based upon lendable collateral value, was $29,123,175. There were no FHLB advances outstanding at March 31, 2014 and December 31, 2013.

There were no overnight federal funds purchased at March 31, 2014 and December 31, 2013. The Corporation has $14,500,000 in overnight federal funds lines with its correspondents.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at March 31, 2014 and December 31, 2013, respectively.

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

Note 7 – Net Income Per Common Share

The following tables show the weighted average number of shares used in computing net income per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Net income per common share, basic	1,713,375	$.14	1,713,375	$.14
Effect of dilutive securities:
stock options and warrants	—		—
Net income per common share, diluted	1,713,375	$.14	1,713,375	$.14

Options and warrants not included in the calculation of diluted net income per share because they were anti-dilutive were 67,023 and 161,272 for the three month periods ending March 31, 2014 and 2013, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of March 31, 2014, there were 136,527 stock options granted under this Plan of which 822 have been exercised, 61,249 options have expired, and 7,433 were forfeited. Options in the amount of 33,000 not under the plan expired in June 2013.

As of March 31, 2014 the Corporation has reserved 67,023 shares of authorized but unissued shares of common stock related to the stock option agreements.

Following is a status and summary of changes in stock options during the three months ended March 31, 2014:

Weighted
		Weighted	Average
	Three Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	March 31, 2014	Price	Term	Value
Outstanding at Beginning of year	67,023	$12.87
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2014	67,023	$12.87	2.00	$—
Exercisable at March 31, 2014	67,023	$12.87	2.00	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on changes in the market value of the Corporation’s stock.

As of March 31, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

As of March 31, 2014, stock options and warrants outstanding and exercisable are summarized as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
$12.09	43,977	1.65
12.09	9,066	1.75
15.00	7,464	3.70
16.75	6,516	2.75
$12.09 - $16.75	67,023

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2014, and December 31, 2013 outstanding commitments to extend credit including letters of credit were as follows:

	March 31, 2014	December 31, 2013
Commercial	$4,175,639	$4,258,081
Real Estate:
Construction and land development	2,540,037	1,691,512
Residential 1-4 families
First liens	840,451	918,377
Junior liens	279,038	359,672
Home Equity lines	8,049,207	7,790,927
Commercial real estate	2,730,869	2,271,121
Consumer	395,941	391,967
Total Outstanding Commitments	$19,011,182	$17,681,657

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

March 31, 2014

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$1,448,100	$—	$1,448,100	$—
Mortgage backed securities	12,679,242	—	12,679,242	—
States and political subdivisions	5,586,644	—	5,586,644	—
Corporates	499,205	—	499,205	—
Total available-for-sale securities	$20,213,191	$—	$20,213,191	$—

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing recent appraisals conducted by an independent, licensed appraiser outside of MainStreet using observable market data (Level 2). However, if the appraisal of the real estate property is not current, or has been discounted, then the fair value is considered Level 3. It is also considered Level 3 if an evaluation is conducted by Franklin Bank, rather than by a third party. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

Carrying value at March 31, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	2,601,372	—	374,034	2,227,338
Other real estate owned	783,430	—	65,800	717,630

		Carrying value at December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$306,250	$—	$306,250	$—
Impaired loans	3,055,465	—	369,592	2,685,873
Other real estate owned	728,163	—	65,800	662,363

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$176,101	Internal evaluations	Internal evaluations	6% - 80% (43%)
	2,051,237	Appraisal	Market discount/Timing discount	17% - 48% (21%)
Other real estate owned	$259,293	Internal evaluations	Internal evaluations	14% - 49% (34%)
	$458,337	Appraisal	Market discount	25% - 41% (35%)

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

March 31, 2014

(b)	Securities Available-for-Sale

The fair value of investments is estimated based on quoted market prices or dealer quotes.

(c)	Restricted Equity Securities

The carrying value of restricted equity securities approximates fair value based on the redemption provisions of the applicable entities.

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

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the fees arising from these unrecognized financial instruments. The fair value of these commitments has been determined to be immaterial.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

The carrying values and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at March 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,457,074	$3,457,074	$—	$—	$3,457,074
Interest-bearing deposits in banks	5,241,116	5,241,116	—	—	5,241,116
Federal funds sold	6,599,498	6,599,498	—	—	6,599,498
Securities available-for-sale	20,213,191	—	20,213,191	—	20,213,191
Restricted equity securities	587,200	—	587,200	—	587,200
Loans, net	123,799,396	—	374,034	123,685,042	124,059,076
Accrued interest receivable	440,276	—	440,276	—	440,276
Bank owned life insurance	1,912,573	—	1,912,573	—	1,912,573

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$28,070,187	$—	$28,070,187	$—	$28,070,187
Interest bearing deposits	111,925,996	—	112,254,045	—	112,254,045
Accrued interest payable	73,774	—	73,774	—	73,774

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

		Fair Value measurements at December 31, 2013 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,929,591	$2,929,591	$—	$—	$2,929,591
Interest-bearing deposits in other banks	10,343,469	10,343,469	—	—	10,343,469
Federal funds sold	4,691,091	4,691,091	—	—	4,691,091
Securities available-for-sale	21,832,432	—	21,832,432	—	21,832,432
Restricted equity securities	654,600	—	654,600	—	654,600
Loans held for sale	306,250	—	306,250	—	306,250
Loans, net	121,344,841	—	369,592	120,980,345	121,349,937
Accrued interest receivable	462,081	—	462,081	—	462,081
Bank owned life insurance	1,898,736	—	1,898,736	—	1,898,736

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$26,856,990	$—	$26,856,990	$—	$26,856,990
Interest bearing deposits	115,964,448	—	116,336,714	—	116,336,714
Accrued interest payable	86,575	—	86,575	—	86,575

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 11 – Contingencies and Other Matters

In the normal course of business, the Corporation may be involved in various legal proceedings. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Corporation.

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

Note 14 – Changes in Accumulated Other Comprehensive Income (Loss)

	For the Three Months Ending March 31, 2014
	Net Unrealized Gains		Accumulated Other
	(Losses) on Securities	Adjustments Related to	Comprehensive
	available for sale	Post Retirement Benefits	Income (Loss)

Balance at December 31, 2013	$(33,713)	$(7,596)	$(41,309)

Other comprehensive income	97,668	—	97,668

Balance at March 31, 2014	$63,955	$(7,596)	$56,359

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2014

	For the Three Months Ended March 31, 2013
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

March 31, 2014

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

March 31, 2014

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

Overview

We continue 2014 with a low interest rate environment and sluggish loan demand in our market, which has negatively impacted our net interest margin. Despite these continued challenges, we are pleased to report a decrease in our nonperforming assets and a moderate increase in our loan portfolio as compared to year end 2013. We continue to maintain an aggressive posture in resolving problem assets. We believe this strategy will strengthen the Corporation’s position and prepare us for future growth.

Total assets at March 31, 2014 were $166.5 million compared to $169.0 million at year-end December 31, 2013, a decline of $2.5 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs. At March 31, 2014, loans, net of unearned deferred fees and costs, increased $2.4 million from year-end 2013. Our overall strategy for 2014 also includes loan growth in an effort to improve our net interest margin and increase our net income. Despite the continued effort to resolve our problem credits and soft loan demand, our loan portfolio experienced an overall increase. Securities available for sale decreased $1.6 million from December 31, 2013 primarily due to calls of securities and pay downs on mortgage backed securities. Due to the maturity and repayment of all repurchase agreements, we now have additional securities that can be utilized and pledged for other purposes as needed. Deposits decreased $2.8 million since year end 2013. Our higher cost time deposits have declined since year end 2013. Other real estate owned only increased by $55,267 from year end 2013. Despite transfers into other real estate from loans during the first quarter in the amount of $249,016, our continued aggressive approach to rid the balance sheet of nonperforming assets through sales allowed only a minimal increase. The intentional shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents decreased from year-end 2013 by $2.7 million. Liquidity continues to be an important focus for our Corporation during these tumultuous times and our liquid assets were 24.27% of total liabilities at March 31, 2014 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall interest bearing deposits. We maintained our core relationships as can be evidenced by the increase in demand deposits which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels. Nonperforming loans decreased $1.7 million from year end 2013 to March 31, 2014. Nonaccrual loans decreased by $.7 million during the first quarter of 2014. Troubled debt restructurings (not on nonaccrual) decreased by $1.1 million during the first three months of 2014. Loans past due 90 days or longer, and still accruing, increased by $.1 million during the same time period. Our loans rated special mention and lower (excluding troubled debt restructurings and those in nonaccrual status) increased at March 31, 2014 as compared to year end 2013 by $.8 million. We transferred $249,016 of loans into other real estate during the first three months of 2014. Our other real estate properties minimally increased to $783,430 at March 31, 2014 compared to $728,163 at December 31, 2013. Of the remaining properties in our portfolio at March 31, 2014, approximately $455,000 in properties were under contract. We are taking a continued aggressive approach to our other real estate properties to rid our balance sheet of nonperforming assets.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Total shareholders’ equity was $24.3 million at March 31, 2014. MainStreet and Franklin Bank were well capitalized at March 31, 2014 under bank regulatory capital classifications. The book value of shareholders’ equity at March 31, 2014 was $14.20 per share.

Net income for the first three months ended March 31, 2014 was $248,226, or $.14 per common basic and diluted share. This net income equated to an annualized return on average assets of 0.60% and an annualized return on average shareholders’ equity of 4.15%. Net income for the same period in 2013 was $235,857, or $.14 per common basic and diluted share. This net income equated to an annualized return on average assets and annualized return on average shareholders’ equity of .54% and 3.92%, respectively. Credit related expenses such as the provision for loan losses, realized losses on sales of other real estate properties, impairment losses on other real estate properties, and loss of interest on nonaccrual loans continue to negatively impact our operating results. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $77,245 and $249,843 in expense for the three month periods ending March 31, 2014 and March 31, 2013, respectively.

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

Net interest income for the three month periods ending March 31, 2014 and 2013 was $1,493,928 and $1,593,645, respectively, a modest decrease of $99,717, or 6.26%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to lost interest income on continued elevated levels of nonaccrual loans. For the three months ending March 31, 2014 and 2013, the net interest margin was 3.82% and 3.84%, respectively, a 2 basis point decrease. The yield on interest earning assets for the three month period ending March 31, 2014 was 4.34% compared to 4.53% for the three month period ending March 31, 2013, a decrease of 19 basis points. However, the funding side of the net interest margin also dropped by a favorable 17 basis points in the same quarter-to-quarter comparison. The maturity of our repurchase agreements has had a positive impact on our net interest margin. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, lack of loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest for the three month periods ending March 31, 2014 and 2013 was $53,175 and $32,824, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

The low interest rate environment continues with the Federal Reserve leaving short-term interest rates within a range of 0% - .25%. This low rate environment has been in effect since 2008. The Federal Reserve has also indicated that it will continue to monitor the economy given its tenuous nature and threat of inflation. Franklin Bank has a portfolio of variable rate loans. A rising interest rate environment generally has a positive impact on the net interest margin because deposits rates are slower to increase. Although low interest rates have been beneficial for our cost of funds, with prime presently at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

The net interest margin and net interest income have shown improvement since the maturity of our repurchase agreements. The rates on these repurchase agreements were above current market rates. Of these repurchase agreements, $7.5 million matured in September 2012 and $6.0 million matured in early January 2013.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses that is maintained at a level which reflects management’s best estimate of probable credit losses inherent in the loan portfolio and is, therefore, believed to be appropriate. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Management reviews the past due reports and risk ratings and discusses individually the loans on these reports with the responsible loan officers. Management provides a detailed quarterly analysis of the allowance based on homogenous loan pools, identifying impairment, historical losses, credit concentrations, economic conditions, and other risks. As the allowance is maintained, losses are charged to this allowance rather than being reported as a direct expense.

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

Provision expense for the first three months of 2014 was $73,488 as compared to $187,605 for the first three months of 2013. Our loan portfolio, net of unearned deferred fees and costs, increased $2.4 million or 1.96% from year-end 2013. Gross charge-offs quarter-to-date 2014 were $163,508 compared to $369,588 quarter-to-date 2013. We transferred $249,016 from loans to other real estate during the quarter-to-date period ending March 31, 2014. The allowance for loan losses was $2.4 million at March 31, 2014 and $2.4 million at December 31, 2013, representing a minimal decline, which is discussed below. The allowance for loan losses was 1.86% and 1.92% of loans net of unearned deferred fees and costs at March 31, 2014 and December 31, 2013, respectively. Our criticized and classified loans that are evaluated by historical loss migration increased $779,892 at March 31, 2014 compared to year-end 2013. The loans evaluated collectively by pools increased $3.3 million at March 31, 2014 versus December 31, 2013. Impaired loans evaluated individually were $4.3 million and $6.0 million at March 31, 2014 and December 31, 2013, respectively, with specific reserves of $481,884 and $575,926, respectively. The relatively unchanged balance in the allowance for loan losses from year end 2013 was primarily due to decreased specific reserves on nonaccrual loans and reduced allocations on loan volumes evaluated collectively by pools, all offset by an increase in adversely rated loans. The ratio of the allowance for loan losses to loans, net of unearned fees and costs actually declined due to the increase in the loan portfolio since year end 2013. The allowance for loan losses did not increase by the full amount of gross charge-offs during the first quarter because approximately $41,000 in charge-offs were included in the allowance for loan losses as a specific reserve at December 31, 2013. There was no unallocated amount included in the allowance for loan losses at March 31, 2014 or December 31, 1013. Net charge-offs of $100,598 and $358,847 for the first three months of 2014 and 2013 equated to .32% and 1.08%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings, and other impaired loans.

	March 31, 2014	December 31, 2013
Commercial	$623,709	$725,863
Real Estate:
Construction and land development	309,006	576,552
Residential 1-4 families:
First liens	982,905	1,130,961
Junior liens	172,612	182,170
Home equity loans	70,875	71,338
Commercial real estate	2,160,394	3,308,733
Consumer	—	—
Total Nonperforming Loans	$4,319,501	$5,995,617

Total nonperforming loans decreased in the amount of $1,676,116 or 27.96% at March 31, 2014 as compared to December 31, 2013. Nonaccrual loans (included in the impaired loans above) were $3,332,160 and $4,005,618 at March 31, 2014 and December 31, 2013, respectively, which represented 2.64% and 3.24%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At March 31, 2014 loans secured by commercial real estate were the largest category of impaired loans at $2.2 million. At December 31, 2013 loans secured by commercial real estate were the largest category of impaired loans at $3.3 million. Loans secured by residential 1-4 family first liens were the next largest of the impaired loan categories at March 31, 2014 at $1.0 million. Residential 1-4 family first liens were the next largest of the impaired loan categories at December 31, 2013 at $1.1 million.

Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties to repay the loan. In order to sell the properties and repay the loan, there must be buyers in the marketplace to acquire the properties. Our market, mainly real estate, continues to produce few buyers. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio. The overall economy in Franklin County has shown little improvement over the last year. We continue to struggle with high unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below. There is continued economic pressure on consumers and business enterprises and unemployment is at 5.7% (January 2014 data), up from 4.6% at December 31, 2013. Absorption analysis in our market place shows increased turnover rates for various inventories over historical levels. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result. Until unemployment declines and consumer confidence increases, these trends may continue. While we continue to address our asset quality issues and have shown great improvement, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Noninterest Income

Total noninterest income was $210,839 and $265,879 for the three months ending March 31, 2014 and 2013, respectively, a decrease of $55,040, or 20.70%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 3/31/14	YTD 3/31/13	Dollar Change	Percentage Change
Service charges on deposit accounts	$57,080	$69,988	$(12,908)	(18.44)%
Mortgage commissions	23,467	73,986	(50,519)	(68.28)
Electronic card fees	39,906	43,766	(3,860)	(8.82)
Investment fee income	51,347	41,244	10,103	24.50
Income on bank owned life insurance	13,837	9,439	4,398	46.59
Other fee income & miscellaneous	25,202	27,456	(2,254)	(8.21)

As noted above, total noninterest income decreased $55,040 for the three months ending March 31, 2014 compared to the three months ending March 31, 2013. Service charges on deposit accounts decreased $12,908 in the quarter to quarter comparison. This decrease is primarily due to a decrease in NSF charges, demand deposit service charges, and miscellaneous service charges on accounts, all offset by a decline in demand deposit charge-offs. Mortgage commissions decreased in the year to year comparison by $50,519, or 68.28%. Mortgage volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage brokerage commission. Within our partnerships, we have begun to close some mortgage loans in our name and then sell them to our partners within a very short period of days. Our partners provide the underwriting of the loans. Electronic card fees experienced a decrease of $3,860 or 8.82% for the three months ended March 31, 2014 as compared to March 31, 2013. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first three months of 2014 and 2013 was $51,347 and $41,244, respectively, an increase of $10,103, or 24.50%. Franklin Bank has bank owned life insurance on the life of one of its current executive officers. Prior to the death of Larry Heaton in December 2012, Franklin Bank insured the lives of two executive officers. The balance at March 31, 2014 was $1.9 million. Income on this investment increased $4,398 or 46.59% compared to the prior quarter of the prior year. Other fee income and miscellaneous income experienced a decrease of $2,254, or 8.21%. This decrease is primarily due to a decrease in title fee income offset by small increases in miscellaneous income, wire fee charges, and safe deposit box rental income. Title fee income decreased by $5,286 in the year to year comparison. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank. Franklin Bank has elected to present assets and liabilities related to derivatives on its mortgage loans held for sale on a gross basis. Derivatives in a gain position are recorded as other assets and those in a loss position are recorded as other liabilities, with the offset being miscellaneous income and miscellaneous expense, respectively. This quarterly entry can cause fluctuations in these accounts, as a decrease of $1,526 has been recorded to noninterest income in the three months ending March 31, 2014. Offsetting this decrease was Franklin Bank’s receipt of a dividend on its stock ownership in Pacific Coast Bankers Bank in the first quarter of 2014.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Noninterest Expense

Total noninterest expense was $1,271,807 and $1,329,370 for the three month period ending March 31, 2014 and 2013, respectively, a decrease of $57,563, or 4.33%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense increased $918, or 0.07%. The following chart demonstrates the categories of change:

Noninterest Expense	YTD 3/31/14	YTD 3/31/13	Dollar Change	Percentage Change
Salaries and employee benefits	$708,164	$664,329	$43,835	6.60%
Occupancy and equipment	196,307	190,187	6,120	3.22
Professional fees	53,809	60,141	(6,332)	(10.53)
Outside processing	84,999	104,793	(19,794)	(18.89)
FDIC Assessment	27,547	53,929	(26,382)	(48.92)
Franchise tax	59,250	54,000	5,250	9.72
Regulatory examination fees	22,549	26,303	(3,754)	(14.27)
Other real estate and repossessions	3,757	62,238	(58,481)	(93.96)
Other expenses	115,425	113,450	1,975	1.74

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 55.68% and 49.97%, respectively, of total noninterest expense for the three-month periods ending March 31, 2014 and 2013. Salaries and employee benefits increased $43,835 or 6.6% in the first quarter of 2014 as compared to the first quarter of 2013. Of this increase, total salaries increased $34,797 and employee benefits increased $9,038. Commissions were only paid to mortgage and investment personnel. Referral fees were also paid to employees for mortgage and investment referrals. The primary contributors to the increase in employee benefits were increases in supplemental executive retirement plan expense and employee insurance costs in the amounts of $5,477 and $2,955, respectively. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category increased $6,120 which was attributable to an increase in utilities, repairs and maintenance, and service maintenance contracts, all offset by a decrease in janitorial expense and depreciation on furniture and fixtures. Professional fees include fees for audit, legal, and other professional fees and showed a $6,332 decrease in the quarter to quarter comparison. Outside processing expenses decreased $19,794 or 18.89% in the quarter to quarter comparison primarily due to a decrease in data processing fees. FDIC assessment declined $26,382 or 48.92% due to the decline in assets and the new method adopted by the FDIC for its calculation using assets as its base; however, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC insurance premiums several years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. This could place a great financial burden on our financial institution. However, as stated above, the expense the company has recognized actually has declined due to the new FDIC assessment calculation based upon assets as the base. Franchise tax increased by $5,250 in the quarter to quarter comparison. Regulatory examination fees decreased $3,754 in the first three months of 2014 as compared to the first three months of 2013. With the termination of the formal agreement with the OCC, the surcharge on our regulatory assessment fee is no longer applicable. Other real estate and repossessions are nonrecurring expenses in the category of noninterest expense. The losses, write-downs and expenses associated with our other real estate properties experienced a decrease of $58,481, or 93.96%, compared to the same period in 2013. The Company continues to take an aggressive approach to disposing of its other real estate properties to rid its balance sheet of nonperforming assets. Other expenses increased a nominal $1,975 or 1.74% in the quarter to quarter comparison.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at March 31, 2014 and December 31, 2013. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $111,246 and $106,692 for the three month periods ending March 31, 2014 and March 31, 2013, respectively.

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

Funds not utilized for capital expenditures or lending are invested in overnight federal funds, securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in overnight federal funds, U.S. Agencies, mortgage-backed securities, municipal bonds, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. MainStreet’s policy is not to invest in derivatives or other high-risk instruments at this time. The entire securities portfolio was categorized as available for sale at March 31, 2014 and is carried at estimated fair value. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale portfolio.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

	March 31, 2014		December 31, 2013
Commercial	$9,822,472	7.79%	$9,426,188	7.63%
Real Estate:
Construction & land development	16,339,646	12.96	16,394,964	13.26
Residential 1-4 families:
First liens	34,923,298	27.70	33,787,645	27.33
Junior liens	6,499,044	5.15	6,331,233	5.12
Home equity lines	6,097,865	4.84	5,764,941	4.66
Commercial real estate	51,116,797	40.55	50,579,103	40.91
Consumer	1,274,512	1.01	1,353,312	1.09
Total Gross Loans	$126,073,634	100.00%	$123,637,386	100.00%
Unearned deferred fees & costs, net	77,797		86,600
Recorded Investment	$126,151,431		$123,723,986

Gross loans increased $2,436,248, or 1.97% at March 31, 2014 compared to December 31, 2013. As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans. These loans represented 91.20% and 91.28% of gross loans at March 31, 2014 and December 31, 2013, respectively. Accordingly, the Bank took steps to reduce certain concentrations within the real estate loans, including participating loans in our loan portfolio. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continues to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s ability to participate in these loan categories. Our loan to deposit ratio for March 31, 2014 was 90.11% compared to 86.63% at December 31, 2013, an increase of 3.48%. We lowered our policy loan to deposit ratio thus increasing liquidity and have maintained the lower percentage because of lower loan demand. However, due to the increase this quarter in our loan portfolio, this ratio has increased since year end 2013. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

Our credit policy requires updated appraisals to be obtained on existing loans whereby collateral value is critical to the repayment of the loan and market value may have declined by 15% or more. In regard to development projects a new appraisal should be obtained when the project sale out rate is less than 25% of the original assumptions documented by the existing appraisal in the file. Development loans must be reviewed at least annually or sooner in a declining real estate cycle. Once an appraisal exceeds 18 months it must be updated and reviewed before additional funding may occur. An appraisal in file may not be used for additional funding under any circumstances after 36 months. Loan account officers prepare criticized loan workout sheets for the Problem Loan Committee on all loans risk rated special mention or lower and any loan delinquent 60 days or more. Account officers who indicate a loan is impaired are required to determine collateral value by one of three recognized methods which are 1) fair value of collateral; 2) present value of expected cash flows; or 3) observable market value. The difference in the collateral value minus estimated selling expenses, the present value of expected future cash flows, or the observable market value as compared to the recorded loan balance is allocated as a specific reserve in the loan loss analysis. Any collateral declines dropping loans below supervisory loan to value limits is included in the qualitative factors based on loan pools in the loan loss analysis.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

We continue to review and enhance our credit policies based on economic and environmental changes. We have developed a list of critical exceptions that require additional monitoring of loans which contain them. Financials are required for business and retail loans less than $35,000 and annual financials are required on all business term loans exceeding $250,000. Our credit policy requires detailed rent rolls on all commercial income producing properties at origination and renewal. We also require real estate site visits by the originating officer on loans over $250,000. We believe there is great value in looking at the collateral upon which we are taking a lien. We have eliminated interest only periods for speculative lot loans and require amortization at origination. The bank introduced an interest only home equity line product in late 2013. These new lines require a loan to value of 80% or less with debt to income being calculated at 1.5% of the outstanding balance. Loans must be collateralized by a first or second deed of trust on the primary residence of the borrower. Other banks have similarly tightened credit availability, particularly for real estate related loans. Moreover higher standards for consumer real estate loans set under the Dodd-Frank Act further restrict the ability to provide residential loans. Generally this has the effect of reducing qualified buyers for real estate and therefore the value of real estate. This in turn can lead to lower appraisals and additional charge offs within our loan portfolio and other real estate properties as well as increased provisions which reduce income.

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

Approximately 26% of our loan portfolio consists of variable rate loans. Variable rate commercial loans are stressed 2% above the current rate to communicate the impact of potential rate increases to account officers. Retail loans with variable rate features are underwritten 2% over the current rate. Home equity lines are underwritten at 1.5% of the full committed loan amount for debt to income purposes.

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

We continue to monitor portfolio concentrations and have established guide limits based on loss exposure and potential impact to capital. Our defined concentration limits are within the regulatory guidelines. There are two industry concentrations that are broken out in the tables below by our loan segments. MainStreet does not currently consider its loans for construction of heavy and civil engineering buildings to be a concentration of credit because their total does not exceed 25% of total capital as of March 31, 2014.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

	March 31, 2014
		Loans for
	Loans for	Real Estate
	Construction	Including
	of Buildings	Construction	Total
Commercial	$302,401	$201,943	$504,344
Real Estate
Construction and land development	2,085,350	1,965,096	4,050,446
Residential, 1-4 families
First Liens	3,348,075	8,393,406	11,741,481
Junior Liens	604,839	461,201	1,066,040
Home Equity Lines	9,663	308,552	318,215
Commercial real estate	2,641,791	25,051,680	27,693,471
Consumer	514	12,306	12,820
Total	$8,992,633	$36,394,184	$45,386,817

	December 31, 2013
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$296,178	$687,341	$221,608	$1,205,127
Real Estate
Construction and land development	2,366,758	4,138,105	2,014,334	8,519,197
Residential, 1-4 families
First Liens	3,666,276	795,653	8,179,695	12,641,624
Junior Liens	529,732	—	472,819	1,002,551
Home Equity Lines	9,880	34,667	334,442	378,989
Commercial real estate	2,552,156	—	24,556,483	27,108,639
Consumer	2,735	—	13,209	15,944
Total	$9,423,715	$5,655,766	$35,792,590	$50,872,071

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	March 31, 2014
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$453,978	$—	$453,978
Speculative lot loans	3,659,663	444,391	3,215,272
Speculative single-family housing construction	2,728,652	636,617	2,092,035

	December 31, 2013
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$455,405	$—	$455,405
Speculative lot loans	4,007,894	3,138,066	869,828
Speculative single-family housing construction	1,971,059	1,399,864	571,195

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Overall, our concentrations increased nominally from year end to the end of the first quarter of 2014, excluding loans for construction of heavy and civil engineering buildings. We continue to monitor them on an ongoing basis in an effort to control their growth.

MainSteet also considers its home equity lines of credit and its 1-4 family residential first and junior liens to be a concentration of credit.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	March 31, 2014	December 31, 2013
Nonaccrual loans and leases	$3,332,160	$4,005,618
Loans past due 90 days or more and still accruing	107,966	—
Troubled debt restructurings (not on nonaccrual)	849,235	1,929,999
Other impaired loans	30,140	60,000
Total nonperforming loans	4,319,501	5,995,617
Foreclosed real estate	783,430	728,163
Total foreclosed property	783,430	728,163
Total nonperforming assets	$5,102,931	$6,723,780

Impaired loans totaled $4,319,501 and $5,995,617 at March 31, 2014 and December 31, 2013, respectively, a decline of $1,676,116. Nonaccrual loans decreased $673,458 at March 31, 2014 compared to year end 2013. Troubled debt restructurings (not on nonaccrual) decreased $1,080,764 from year end 2013. Loans past due more than 90 days, and still accruing, increased by $107,966 at March 31, 2014 as compared to year end 2013. Other impaired loans decreased by $29,860 from December 31, 2013. We are continuing to work with our troubled borrowers. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

To ensure timely identification of nonaccrual loans, loan account officers review monthly their individual portfolios along with past due reports to determine the proper accrual status. Account officers also prepare criticized loan workout sheets for all loans risk rated special mention or lower and all loans 60-days or more delinquent are reported to the Franklin Bank’s Problem Loan Committee made up of senior management. The accrual status of these loans is reviewed and approved by the Problem Loan Committee. Account officers must attest to the accrual status and risk rating of all loans in their portfolio on a monthly basis. Attestations are presented to and reviewed by the Problem Loan Committee. The criticized loan worksheets are presented to the Problem Loan Committee quarterly. The Committee meets monthly to review updates on these loans along with the attestation sheets completed by the account officers. The criticized loan worksheets were expanded to include a summary of the most recent financial analysis; most recent collateral valuation factoring possible liquidation and timing discount; and enhanced action plans with target dates. Primary and secondary repayment sources are detailed. A dedicated officer now manages our problem assets, although currently on a less than full-time basis due to decreased volumes. A credit analyst performs required financial analysis on all loans $100,000 and over at origination or renewal and at the receipt of new financial statements. In addition, software was purchased to assist with this process. Software assists the credit analyst and lender in the risk rating of each loan.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Deposits

Total deposits at March 31, 2014 and December 31, 2013 were $139,996,183 and $142,821,438, respectively, a decrease of $2,825,255, or 1.98%. We continue in 2014 our strategy to lower overall deposit costs, which is discussed in more detail below. The deposit mix was as follows:

	March 31, 2014		December 31, 2013
Demand deposits	$28,070,187	20.05%	$26,856,990	18.80%
Interest checking deposits	8,928,520	6.38	9,248,249	6.48
Money market deposits	24,400,418	17.43	23,660,000	16.57
Savings deposits	16,464,657	11.76	16,240,448	11.37
Time deposits $100,000 and over	27,207,956	19.43	29,977,151	20.99
Other time deposits	34,924,445	24.95	36,838,600	25.79

Total	$139,996,183	100.00%	$142,821,438	100.00%

The largest component of deposits continues to be time deposits including those $100,000 and over representing 44.38% of total deposits at March 31, 2014 compared to 46.78% at December 31, 2013. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen by the increase in demand deposits, which do not pay interest. Demand deposits are now 20.05% of total deposits as compared to 18.80% at December 31, 2013. The dollar amount of our demand deposits has also increased $1.2 million from year end 2013. A further increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Savings accounts increased as a percentage of total deposits along with the dollar amount. Interest checking accounts actually decreased as a percentage of total deposits along with the dollar amount. Money market deposits increased $740,418 since year end 2013 and as a percentage of total deposits. Our total deposits have decreased $2.8 million since year end 2013 primarily due to a $4.7 million decline in our time deposits, offset by a total increase in our other deposit accounts in the amount of $1.9 million, which carry a lower cost than our time deposits. This is all part of our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning.

Competition remains strong in our market from other depository institutions. Management attempts to identify and implement the pricing and marketing strategies that will help control the overall cost of deposits and to maintain a stable deposit mix. Our goal has been to strive to gather the whole customer relationship, including deposits and loans, and not just certificates of deposit. We have been successful in lowering our deposit costs and maintaining liquidity. Loan demand has been soft overall, despite our increase in loans since year end, and parallels our deposit strategy. Our strategic plan in 2014 includes continued lowering of our deposit costs to benefit net income, which includes increasing our demand deposits. The overall cost of interest bearing deposits was ..73% and .92%, respectively, for the three months ended March 31, 2014 and March 31, 2013. This decline of 19 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity. At March 31, 2014 and December 31, 2013, we had no balances outstanding with the Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at March 31, 2014 and December 31, 2013 were $98,297,709 and $96,223,160, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at March 31, 2014 and December 31, 2013.

Repurchase Agreements

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

Shareholders’ Equity

Total shareholders’ equity was $24,333,435 and $23,987,541 at March 31, 2014 and December 31, 2013, respectively. Book value per share was $14.20 and $14.00 at March 31, 2014 and December 31, 2013, respectively. The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at March 31, 2014 and December 31, 2013, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution.

The following are MainStreet’s capital ratios at:

	March 31, 2014	December 31, 2013
Tier I Leverage Ratio (Actual)	14.07	13.62%
Tier I Leverage Ratio (Quarterly Ave.)	14.06	13.59
Tier I Risk-Based Capital Ratio	19.09	18.98
Tier II Risk-Based Capital Ratio	20.34	20.24

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $19,011,182 at March 31, 2014. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At March 31, 2014 and December 31, 2013, we had available credit from borrowing in the amount of $43,623,175, and $43,687,459, respectively. Our ratio of liquid assets to total liabilities at March 31, 2014 and December 31, 2013 was 24.27% and 26.88%, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

Core deposits are the primary foundation for our Corporation’s liquidity. Our core deposit relationships remained as can be seen by the increase in demand deposits. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Due to our strategic efforts to reduce deposit costs, total time deposits have decreased from year end 2013; however, demand deposits, money market deposits, and savings deposits all increased over 2013 levels. Interest checking accounts decreased over 2013 levels. Total deposits actually decreased $2.8 million from year end 2013. The shrinkage of the balance sheet has had a positive impact on our capital. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. In a reciprocal transaction, the Bank receives the deposits and forwards them to CDARS and receives deposits back, if wanted. We can also bid on deposits in a one-way buy transaction which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits in the amount of $2.4 million as of March 31, 2014. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At March 31, 2014, Franklin Bank had $2.3 million in internet certificates of deposit.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques to manage interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet has partnered with Compass Bank using the Sendero model to help measure interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300, and 400 interest rate environment, as applicable. A shock report for these rates along with a ramped approach with each is modeled. With the shock, net interest income is modeled assuming that interest rates move the full rate change in the first month. With the ramp, net interest income is modeled assuming rates move one quarter of the full rate change in each quarter. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at March 31, 2014 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	4.00%	5.00%
+300 bp	6.25	3.00	4.00
+200 bp	5.25	2.00	3.00
+100 bp	4.25	1.00	1.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-3.00
-300 bp	.25	-2.00	-5.00

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

March 31, 2014

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Corporation may be involved in various legal proceedings. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Corporation.

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

Date: May 9, 2014	By	/s/ Brenda H. Smith
Brenda H. Smith
President and Chief Executive Officer
Corporate Secretary

Date: May 9, 2014	By	/s/ Lisa J. Correll
Lisa J. Correll
Senior Vice President and Chief Financial Officer

Index to Exhibits

Number	Description of Exhibit
3(i)*	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.2	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.
10.10#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Todd Hammock incorporated by reference to the Corporation’s Form 10-K filed March 25, 2014.
10.11#	Change in Control Agreement between MainStreet BankShares, Inc. and Sonya B. Smith incorporated by reference to the Corporation’s Form 10-K filed March 25, 2014.
10.12#	Employment Agreement by and between Brenda H. Smith and MainStreet BankShares, Inc. incorporated by reference to the Corporation’s Form 8-K filed April 28, 2014.
31.1	Certification of President and Chief Executive Officer, and Corporate Secretary Pursuant to Rule 13a- 14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data File

*	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.

