Form 10-Q
period 2014-06-30
MAINSTREET BANKSHARES INC
filed 2014-08-11
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	333-86993

MainStreet BankShares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1956616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Spruce Street, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(276) 632-8054

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

Yes ☐            No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:              1,713,375 as of August 11, 2014

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited).

2.	Consolidated Statements of Operations for the quarters ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited).

3.	Consolidated Statements of Operations for the year-to-date periods ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited).

4.	Consolidated Statements of Comprehensive Income (Loss) for the quarters ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited).

5.	Consolidated Statements of Comprehensive Income (Loss) for the year-to-date periods ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited).

6.	Consolidated Statements of Cash Flows for the year-to-date periods ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited).

7.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2014	December 31, 2013

ASSETS

Cash and due from banks	$3,804,713	$2,929,591
Interest-bearing deposits in banks	6,499,067	10,343,469
Federal funds sold	5,329,941	4,691,091
Total Cash and Cash Equivalents	15,633,721	17,964,151
Securities available-for-sale, at fair value	14,111,780	21,832,432
Securities held to maturity, at amortized cost	5,641,208	—
Restricted equity securities	587,200	654,600
Loans held for sale	—	306,250

Loans:
Total Gross Loans	126,528,906	123,637,386
Unearned deferred fees and costs, net	91,985	86,600
Loans, net of unearned deferred fees and costs	126,620,891	123,723,986
Less: Allowance for loan losses	(2,245,086)	(2,379,145)
Net Loans	124,375,805	121,344,841
Bank premises and equipment, net	1,485,786	1,509,562
Accrued interest receivable	440,754	462,081
Bank owned life insurance	1,926,688	1,898,736
Other real estate owned, net of valuation allowance	218,340	728,163
Other assets	1,859,728	2,330,201

TOTAL ASSETS	$166,281,010	$169,031,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$26,543,867	$26,856,990
Interest bearing deposits	112,931,286	115,964,448
Total Deposits	139,475,153	142,821,438

Accrued interest payable and other liabilities	2,005,696	2,222,038
Total Liabilities	141,480,849	145,043,476

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	—	—
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at June 30, 2014 and December 31, 2013, respectively	17,866,890	17,866,890
Retained earnings	6,759,696	6,161,960
Accumulated other comprehensive income (loss)	173,575	(41,309)
Total Shareholders’ Equity	24,800,161	23,987,541

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$166,281,010	$169,031,017

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Interest and Dividend Income:
Interest and fees on loans	$1,610,480	$1,717,012
Interest on interest-bearing deposits	2,842	10,971
Interest on federal funds sold	2,465	2,082
Interest on securities:
Taxable	88,287	68,956
Nontaxable	18,148	17,571
Dividends on restricted equity securities	8,474	8,199
Total Interest and Dividend Income	1,730,696	1,824,791

Interest Expense:
Interest on deposits	178,898	278,657
Interest on short-term borrowings	1	1
Total Interest Expense	178,899	278,658

Net Interest Income	1,551,797	1,546,133
Provision for loan losses	13,384	1,064,897

Net Interest Income After Provision for Loan Losses	1,538,413	481,236

Noninterest Income:
Service charges on deposit accounts	64,758	59,217
Mortgage commissions	30,559	77,557
Electronic card fees	47,651	48,168
Investment fee income	56,640	48,754
Income on bank owned life insurance	14,115	9,533
Gain on securities sold/called	—	47,194
Other fee income and miscellaneous income	23,759	45,292
Total Noninterest Income	237,482	335,715

Noninterest Expense:
Salaries and employee benefits	708,692	677,275
Occupancy and equipment expense	184,168	189,243
Professional fees	61,735	59,373
Outside processing	76,435	104,055
FDIC assessment	32,321	50,866
Franchise tax	59,000	54,000
Regulatory examination fees	11,274	26,304
Other real estate and repossessions	(4,779)	42,761
Other expenses	134,522	136,436
Total Noninterest Expense	1,263,368	1,340,313

Net Income (Loss) Before Tax	$512,527	$(523,362)
Income Tax Expense (Benefit)	163,017	(187,822)
Net Income (Loss)	$349,510	$(335,540)
Basic Net Income (Loss) Per Common Share	$.20	$(.20)
Diluted Net Income (Loss) Per Common Share	$.20	$(.20)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Interest and Dividend Income:
Interest and fees on loans	$3,182,075	$3,487,050
Interest on interest-bearing deposits	6,780	18,111
Interest on federal funds sold	5,086	3,668
Interest on securities available:
Taxable	181,644	146,088
Nontaxable	36,130	34,215
Dividends on restricted equity securities	17,070	16,508
Total Interest and Dividend Income	3,428,785	3,705,640

Interest Expense:
Interest on deposits	383,059	565,266
Interest on short-term borrowings	1	1
Interest on repurchase agreements	—	595
Total Interest Expense	383,060	565,862

Net Interest Income	3,045,725	3,139,778
Provision for loan losses	86,872	1,252,502

Net Interest Income After Provision for Loan Losses	2,958,853	1,887,276

Noninterest Income:
Service charges on deposit accounts	121,838	129,205
Mortgage commissions	54,026	151,543
Electronic card fees	87,557	91,934
Investment fee income	107,987	89,998
Income on bank owned life insurance	27,952	18,972
Gain on securities sold/called	—	47,194
Other fee income and miscellaneous income	48,961	72,748
Total Noninterest Income	448,321	601,594

Noninterest Expense:
Salaries and employee benefits	1,416,856	1,341,604
Occupancy and equipment expense	380,475	379,430
Professional fees	115,544	119,514
Outside processing	161,434	208,848
FDIC assessment	59,868	104,795
Franchise tax	118,250	108,000
Regulatory examination fees	33,823	52,607
Other real estate and repossessions	(1,022)	104,999
Other expenses	249,947	249,886
Total Noninterest Expense	2,535,175	2,669,683

Net Income (Loss) Before Tax	$871,999	$(180,813)
Income Tax Expense (Benefit)	274,263	(81,130)
Net Income (Loss)	$597,736	$(99,683)
Basic Net Income (Loss) Per Common Share	$.35	$(.06)
Diluted Net Income (Loss) Per Common Share	$.35	$(.06)

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Net Income (Loss)	$349,510	$(335,540)
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	177,667	(484,858)
Deferred income tax (expense) benefit on unrealized holding losses or gains on securities available for sale	(60,407)	164,851
Less reclassification adjustments for gains included in net Income (1)	—	(47,194)
Tax related to realized gain on securities sold (2)	—	16,046
Amortization of held to maturity transfer during period	(67)	—
Tax effect of amortization of held to maturity transfer during period	23	—
Other Comprehensive Income (Loss)	117,216	(351,155)
Total Comprehensive Income (Loss)	$466,726	$(686,695)

(1)	Reclassifications for gains on sales of securities available-for-sale are included in the “gain on securities sold/called” line item on the Consolidated Statements of Operations.
(2)	Income taxes related to gains on sales of securities available-for-sale are included in the “income tax expense (benefit)” line item on the Consolidated Statements of Operations.

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net Income (Loss)	$597,736	$(99,683)
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	325,649	(543,358)
Deferred income tax (expense) benefit on unrealized holding losses or gains on securities available for sale	(110,721)	184,741
Less reclassification adjustments for gains included in net Income (1)	—	(47,194)
Tax related to realized gain on securities sold (2)	—	16,046
Amortization of held to maturity transfer during period	(67)	—
Tax effect of amortization of held to maturity transfer during period	23	—
Other Comprehensive Income (Loss)	214,884	(389,765)
Total Comprehensive Income (Loss)	$812,620	$(489,448)

(1)	Reclassifications for gains on sales of securities available-for-sale are included in the “gain on securities sold/called” line item on the Consolidated Statements of Operations.
(2)	Income taxes related to gains on sales of securities available-for-sale are included in the “income tax expense (benefit)” line item on the Consolidated Statements of Operations.

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash Flows From Operating Activities
Net income (loss)	$597,736	$(99,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	86,872	1,252,502
Depreciation and amortization	74,645	78,008
Amortization of discounts and premiums, net	77,819	98,928
Gain on sale of securities	—	(47,194)
(Gain) loss and impairment on other real estate owned and repossessions	(9,941)	61,074
Deferred tax expense	210,268	372,991
Change in loans held for sale	306,250	5,500
Decrease in accrued interest receivable	21,327	99,700
Decrease in other assets	149,507	205,709
Increase in value of bank owned life insurance	(27,952)	(18,972)
Change in reserve for unfunded lending commitments	7,393	(3,189)
Increase in executive retirement plan accrual	71,313	60,360
Payments on executive retirement plan	(140,628)	(140,628)
Decrease in accrued interest payable and other liabilities	(154,420)	(136,559)
Net cash provided by operating activities	1,270,189	1,788,547

Cash Flows From Investing Activities

Purchases of bank premises and equipment	(50,869)	(68,073)
Purchases of securities available for sale	—	(4,220,991)
Calls/maturities/repayments of securities available for sale	2,327,207	3,137,179
Redemptions of restricted equity securities	67,400	86,400
Proceeds from sale of securities	—	1,086,283
Proceeds from sale of other real estate owned and repossessions	768,780	1,471,387
Loan originations and principal collections, net	(3,366,852)	5,066,776
Net cash provided by (used in) investing activities	(254,334)	6,558,961

Cash Flows From Financing Activities

Increase (decrease) in non-interest bearing deposits	(313,123)	4,830,418
Decrease in interest bearing deposits	(3,033,162)	(1,464,690)
Repayment of repurchase agreement	—	(6,000,000)
Net cash used in financing activities	(3,346,285)	(2,634,272)

Net increase (decrease ) in cash and cash equivalents	$(2,330,430)	$5,713,236
Cash and cash equivalents at beginning of period	17,964,151	24,038,353
Cash and cash equivalents at end of period	$15,633,721	$29,751,589

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$405,958	$628,760
Cash paid during the period for interest	$405,958	$628,760
Cash paid during the period for taxes	$64,000	$—
Unrealized (loss) gain on securities available for sale	$335,261	$(590,552)
Transfer of securities available for sale to held to maturity	$5,647,033	$—
Transfers between loans, other real estate & other assets	$249,016	$48,750
Amortization of net unrealized loss on securities moved to HTM	$(67)	$—

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

Note 2 – Securities

The amortized costs, unrealized gains and losses and approximate market values of investment securities at June 30, 2014 and December 31, 2013 are shown in the following tables.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

	June 30, 2014
		Gross	Gross
Available for Sale:	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$1,489,192	$423	$(20,405)	$1,469,210
Mortgage backed securities	11,842,092	319,995	(20,232)	12,141,855
Corporates	496,316	4,399	—	500,715

Total securities available for sale	$13,827,600	$324,817	$(40,637)	$14,111,780

	June 30, 2014
		Gross	Gross
Held to Maturity:	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
States and political subdivisions	$5,641,208	$2,400	$(21,674)	$5,621,934
Total securities held to maturity	$5,641,208	$2,400	$(21,674)	$5,621,934

	December 31, 2013
		Gross	Gross
Available for Sale:	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$2,688,955	$555	$(66,510)	$2,623,000
Mortgage backed securities	13,012,376	202,523	(59,744)	13,155,155
States and political subdivisions	5,686,412	11,784	(140,819)	5,557,377
Corporates	495,770	2,488	(1,358)	496,900

Total securities available-for-sale	$21,883,513	$217,350	$(268,431)	$21,832,432

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of the securities portfolio at June 30, 2014, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

	Available for Sale		Held to Maturity
	Amortized	Approximate	Amortized	Approximate
	Cost	Market Value	Cost	Market Value
Due in one year or less	$—	$—	$—	$—
Due after one year but within five years	496,316	500,715	1,851,006	1,844,513
Due after five years but with ten years	3,652,672	3,705,651	3,790,202	3,777,421
Due after ten years	9,678,612	9,905,414	—	—

	$13,827,600	$14,111,780	$5,641,208	$5,621,934

There were no gross gains or losses recorded on sales and calls of securities available for sale for the quarter-to-date and year-to-date periods ending June 30, 2014. There were gross gains of $47,194 recorded on sales and calls of securities available for sale for the quarter-to-date and year-to-date periods ending June 30, 2013.

During the three months and six months periods ended June 30, 2014, available for sale securities with a market value of $5.6 million were transferred to the held to maturity securities portfolio. The unrealized loss of $(9,612) is now part of the amortized cost of the securities and will be amortized over the life of the securities as an adjustment to the yield.

Following demonstrates the unrealized loss position of securities at June 30, 2014 and December 31, 2013.

	June 30, 2014
Available for Sale:	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. government sponsored agencies	$492,655	$(7,345)	$486,940	$(13,060)	$979,595	$(20,405)
Mortgage backed securities	—	—	1,885,029	(20,232)	1,885,029	(20,232)
Total temporarily impaired securities	$492,655	$(7,345)	$2,371,969	$(33,292)	$2,864,624	$(40,637)

	June 30, 2014
Held to Maturity:	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$3,177,000	$(11,607)	$2,153,947	$(10,067)	$5,330,947	$(21,674)
Total temporarily impaired securities	$3,177,000	$(11,607)	$2,153,947	$(10,067)	$5,330,947	$(21,674)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At June 30, 2014 and December 31, 2013, there were $8.2 million comprising twenty securities and $10.3 million comprising twenty-three securities, respectively, in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at June 30, 2014 and December 31, 2013.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at June 30, 2014 and December 31, 2013. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $152,100 and $219,500 at June 30, 2014 and December 31, 2013, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Commercial	$10,194,933	$9,426,188
Real Estate:
Construction and land development	15,738,882	16,394,964
Residential 1-4 families:
First liens	34,287,121	33,787,645
Junior liens	7,079,779	6,331,233
Home equity lines	6,746,222	5,764,941
Commercial real estate	51,194,330	50,579,103
Consumer	1,287,639	1,353,312
Total Gross Loans	$126,528,906	$123,637,386
Unearned deferred fees and costs, net	91,985	86,600
Recorded Investment	$126,620,891	$123,723,986

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

Overdrafts reclassified to loans at June 30, 2014 and December 31, 2013 were $8,793 and $6,196, respectively.

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

June 30, 2014

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2014 and 2013 are as follows:

	2014	2013

Balance at beginning of year	$2,379,145	$2,602,098
Provision for loan losses	86,872	1,252,502
Recoveries	92,652	35,179
Charge-offs	(313,583)	(972,785)
Balance at period end	$2,245,086	$2,916,994

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

A breakdown of the allowance by loan segment for the six months ended June 30, 2014 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$—	$2,379,145
Charge-offs	(76,045)	(63,746)	(106,435)	(66,409)	—	—	(948)	—	(313,583)
Recoveries	16,644	30,793	8,029	8,559	16,730	6,388	5,509	—	92,652
Provision	16,227	(19,617)	(30,084)	71,945	498	24,829	(6,926)	30,000	86,872
Ending Balance	$108,115	$300,821	$472,786	$115,001	$117,579	$1,092,254	$8,530	$30,000	$2,245,086

		June 30, 2014 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Allowance for loan losses:

Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$189	$—	$331,006	$—	$—	$331,195

Ending Balance:
Collectively evaluated for impairment	108,115	300,821	472,786	114,812	117,579	761,248	8,530	30,000	1,913,891

	$108,115	$300,821	$472,786	$115,001	$117,579	$1,092,254	$8,530	$30,000	$2,245,086

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

		June 30, 2014 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real		Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Loans

Recorded investment in loans:

Ending Balance:
Individually evaluated for impairment	$614,669	$422,715	$470,214	$132,380	$69,950	$2,033,393	$—	$3,743,321

Ending Balance:
Collectively evaluated for impairment	9,580,264	15,316,167	33,816,907	6,947,399	6,676,272	49,160,937	1,287,639	122,785,585

	$10,194,933	$15,738,882	$34,287,121	$7,079,779	$6,746,222	$51,194,330	$1,287,639	$126,528,906

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2013 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated	Total

Beginning Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745	$50,000	$2,602,098
Charge-offs	(450,100)	(592,292)	(151,295)	(156,561)	(9,052)	(534,150)	(74,461)	—	(1,967,911)
Recoveries	12,278	9,090	7,448	20,497	—	1,429	29,336	—	80,078
Provision	480,775	169,575	43,455	102,123	20,992	853,685	44,275	(50,000)	1,664,880
Ending Balance	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$—	$2,379,145

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

An age analysis of past due loans as of June 30, 2014 is as follows:

							Accruing Loans
	Loans	Loans	Loans 90				90 or More Days	Nonaccrual Loans
	30-59 Days Past Due	60-89 Days Past Due	Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	(Included in Past Dues & Current)
Commercial	$63,281	$—	$—	$63,281	$10,131,652	$10,194,933	$—	$—
Real Estate:
Construction and land development	—	75,168	162,710	237,878	15,501,004	15,738,882	—	266,074
Residential 1-4 Families
First Liens	177,088	—	196,275	373,363	33,913,758	34,287,121	—	470,214
Junior Liens	16,499	33,690	189	50,378	7,029,401	7,079,779	—	132,380
Home Equity lines	—	—	—	—	6,746,222	6,746,222	—	69,950
Commercial Real Estate	—	—	—	—	51,194,330	51,194,330	—	2,033,393
Consumer	62	—	—	62	1,287,577	1,287,639	—	—

	$256,930	$108,858	$359,174	$724,962	$125,803,944	$126,528,906	$—	$2,972,011

An age analysis of past due loans as of December 31, 2013 is as follows:

							Accruing Loans
							90 or More Days
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Or More Days Past Due	Total Past Due Loans	Current Loans	Gross Loans	Past Due (Included in Past Dues)	Nonaccrual Loans (Included in Past Dues & Current)
Commercial	$—	$—	$—	$—	$9,426,188	$9,426,188	$—	$—
Real Estate:
Construction and land development	320,143	—	259,973	580,116	15,814,848	16,394,964	—	576,552
Residential 1-4 Families
First Liens	893,473	33,154	802,830	1,729,457	32,058,188	33,787,645	—	1,125,187
Junior Liens	65,603	—	16,232	81,835	6,249,398	6,331,233	—	152,985
Home Equity lines	—	—	—	—	5,764,941	5,764,941	—	71,338
Commercial Real Estate	416,668	—	—	416,668	50,162,435	50,579,103	—	2,079,556
Consumer	50,244	—	—	50,244	1,303,068	1,353,312	—	—

	$1,746,131	$33,154	$1,079,035	$2,858,320	$120,779,066	$123,637,386	$—	$4,005,618

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

Impaired loans at June 30, 2014 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$614,669	$—	$614,669	$—	$654,747	$—
Real Estate:
Construction and land development	568,707	—	422,715	—	436,091	4,299
Residential 1-4 Families
First Liens	478,785	—	470,214	—	861,360	6,031
Junior Liens	157,347	189	132,191	189	162,387	—
Home Equity lines	79,002	—	69,950	—	70,721	—
Commercial Real Estate	2,033,393	2,033,393	—	331,006	2,500,840	3,313
Consumer	—	—	—	—	—	—

	$3,931,903	$2,033,582	$1,709,739	$331,195	$4,686,146	$13,643

Impaired loans at December 31, 2013 are as follows:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment		Average	Interest
	Principal	with Related	with No Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$778,980	$60,000	$665,863	$50,000	$287,405	$34,511
Real Estate:
Construction and land development	890,255	162,710	413,842	10	960,164	24,249
Residential 1-4 Families
First Liens	1,154,822	541,539	589,422	101,540	1,460,986	37,253
Junior Liens	190,455	—	182,170	—	216,673	9,361
Home Equity lines	80,390	—	71,338	—	59,495	263
Commercial Real Estate	3,308,733	2,079,556	1,229,177	424,376	2,156,878	46,367
Consumer	—	—	—	—	—	—

	$6,403,635	$2,843,805	$3,151,812	$575,926	$5,141,601	$152,004

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

The Corporation assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs). During the six months ending June 30, 2014, the Corporation modified or renewed four loans that were considered to be TDRs, of which two are on nonaccrual. The construction and land development credits were loans restructured to allow the borrowers time to sell their properties. One commercial real estate credit was restructured into a new credit, waiving lost interest. The second commercial real estate loan was the renewal of an existing troubled debt restructuring that is interest only.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	2	$291,063	$291,063
Commercial Real Estate	2	2,104,152	2,104,152
Total	4	$2,395,215	$2,395,215

During the three months ending June 30, 2014, the Corporation modified or renewed one loan that was considered to be a TDR. The construction and land development credit was a loan restructured to allow the borrower time to sell his properties.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$158,282	$158,282
Total	1	$158,282	$158,282

There were no troubled debt restructurings modified during the past twelve months that defaulted during the three month or six month periods ended June 30, 2014. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

During the three month and six month periods ending June 30, 2013, the Corporation modified one loan that was considered to be a TDR. The Corporation lowered the payment on the loan, which extended the amortization out of policy guidelines, in order to allow the borrower time to attract new tenants. The following table presents information relating to the loan modified as TDR during the three and six months ended June 30, 2013.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate	1	$1,898,387	$1,898,387
Total	1	$1,898,387	$1,898,387

There were no troubled debt restructurings modified during the past twelve months that defaulted during the three month and six month period ended June 30, 2013. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

At June 30, 2014 and December 31, 2013 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $771,310 and $1,929,999, respectively. Troubled debt restructurings (not on nonaccrual) decreased from December 31, 2013 to June 30, 2014 because one restructured credit, with terms reflecting current market rates, is no longer being reported as a troubled debt restructuring due to sustained performance of six months and another small credit was paid off. These loans did not have any additional commitments at June 30, 2014 and December 31, 2013, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower having financial difficulties. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at June 30, 2014 and December 31, 2013, respectively, that were not in nonaccrual status. Troubled debt restructurings are included in the impaired loan disclosures.

The following table describes the interest earned, reflected in income and lost for the six month periods.

	June 30, 2014	June 30, 2013
Interest that would have been earned	$110,065	$129,203
Interest reflected in income	13,643	42,261
Lost interest	$96,422	$86,942

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

June 30, 2014

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

		June 30, 2014 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,959,470	$13,979,539	$33,493,578	$6,447,283	$6,671,388	$45,281,845	$1,275,388	$117,108,491
Special Mention	—	892,166	—	14,961	—	2,162,990	2,061	3,072,178
Substandard	235,463	867,177	793,543	617,346	74,834	3,418,489	10,190	6,017,042
Doubtful	—	—	—	189	—	331,006	—	331,195
Loss	—	—	—	—	—	—	—	—

	$10,194,933	$15,738,882	$34,287,121	$7,079,779	$6,746,222	$51,194,330	$1,287,639	$126,528,906

		December 31, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,179,636	$14,308,667	$32,126,801	$5,773,125	$5,693,603	$47,028,384	$1,342,215	$115,452,431
Special Mention	—	907,175	204,731	—	—	711,413	907	1,824,226
Substandard	196,552	1,179,112	1,354,573	558,108	71,338	2,414,930	10,190	5,784,803
Doubtful	50,000	10	101,540	—	—	424,376	—	575,926
Loss	—	—	—	—	—	—	—	—

	$9,426,188	$16,394,964	$33,787,645	$6,331,233	$5,764,941	$50,579,103	$1,353,312	$123,637,386

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. The borrowing capacity at June 30, 2014, based upon lendable collateral value, was $33,148,065. There were no FHLB advances outstanding at June 30, 2014 and December 31, 2013.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

There were no overnight federal funds purchased at June 30, 2014 and December 31, 2013. The Corporation has $14,500,000 in overnight federal funds lines with its correspondents.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at June 30, 2014 and December 31, 2013, respectively.

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

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per common share, basic	1,713,375	$.20	1,713,375	$(.20)
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per common share, diluted	1,713,375	$.20	1,713,375	$(.20)

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 67,023 and 128,272 for the quarter-to-date periods ending June 30, 2014 and 2013, respectively.

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings (loss) per common share, basic	1,713,375	$.35	1,713,375	$(.06)
Effect of dilutive securities:
Stock options and warrants	—		—
Earnings (loss) per common share, diluted	1,713,375	$.35	1,713,375	$(.06)

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 67,023 and 144,772 for the year-to-date periods ending June 30, 2014 and 2013, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of June 30, 2014, there were 136,527 stock options granted under this Plan of which 822 have been exercised, 61,249 options have expired, and 7,433 were forfeited. Options in the amount of 33,000 not under the plan expired in June 2013.

As of June 30, 2014 the Corporation has reserved 67,023 shares of authorized but unissued shares of common stock related to the stock option agreements.

Following is a status and summary of changes in stock options during the six months ended June 30, 2014:

Weighted
		Weighted	Average
	Six Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	June 30, 2014	Price	Term	Value
Outstanding at Beginning of year	67,023	$12.87
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2014	67,023	$12.87	1.75	$—
Exercisable at June 30, 2014	67,023	$12.87	1.75	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on changes in the market value of the Corporation’s stock.

As of June 30, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

As of June 30, 2014, stock options and warrants outstanding and exercisable are summarized as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life
$12.09	43,977	1.40
12.09	9,066	1.50
15.00	7,464	3.45
16.75	6,516	2.50
$12.09 - $16.75	67,023

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2014, and December 31, 2013 outstanding commitments to extend credit including letters of credit were as follows:

	June 30, 2014	December 31, 2013
Commercial	$4,184,605	$4,258,081
Real Estate:
Construction and land development	4,595,059	1,691,512
Residential 1-4 families
First liens	383,629	918,377
Junior liens	867,188	359,672
Home Equity lines	7,672,203	7,790,927
Commercial real estate	2,781,201	2,271,121
Consumer	381,895	391,967
Total Outstanding Commitments	$20,865,780	$17,681,657

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

June 30, 2014

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$1,469,210	$—	$1,469,210	$—
Mortgage backed securities	12,141,855	—	12,141,855	—
Corporates	500,715	—	500,715	—
Total available-for-sale securities	$14,111,780	$—	$14,111,780	$—

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

Carrying value at June 30, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	2,457,728	—	362,829	2,094,899
Other real estate owned	218,340	—	—	218,340

		Carrying value at December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$306,250	$—	$306,250	$—
Impaired loans	3,055,465	—	369,592	2,685,873
Other real estate owned	728,163	—	65,800	662,363

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$444,926	Internal evaluations	Internal evaluations	13% - 17% (15%)
	1,649,973	Appraisal	Market discount/Timing discount	10% - 16% (16%)
Other real estate owned	$35,980	Internal evaluations	Internal evaluations and market discount	8% (8%)
	$182,360	Appraisal	Market discount	24% (24%)

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

(b)	Securities Available for Sale

The fair value of investments is estimated based on quoted market prices or dealer quotes.

(c)	Securities Held to Maturity

The fair value of investments is estimated based on quoted market prices or dealer quotes.

(d)	Restricted Equity Securities

The carrying value of restricted equity securities approximates fair value based on the redemption provisions of the applicable entities.

(e)	Loans Held for Sale

The carrying value of these loans approximates the fair value. With applications taken prior to mid-May of this year, we would close some mortgage loans in our name and then sell them to our partners within a short period of days. Beginning in mid-May, Franklin Bank no longer closes mortgage loans in our name for resale.

(f)	Loans

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

(g)	Accrued Interest

The carrying amounts of accrued interest approximate fair value.

(h)	Bank Owned Life Insurance

The carrying amount is a reasonable estimate of fair value.

(i)	Deposits

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

The carrying values and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at June 30, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$3,804,713	$3,804,713	$—	$—	$3,804,713
Interest-bearing deposits in banks	6,499,067	6,499,067	—	—	6,499,067
Federal funds sold	5,329,941	5,329,941	—	—	5,329,941
Securities available-for-sale	14,111,780	—	14,111,780	—	14,111,780
Securities held to maturity	5,641,208	—	5,621,934	—	5,621,934
Restricted equity securities	587,200	—	587,200	—	587,200
Loans, net	124,375,805	—	362,829	124,265,582	124,628,411
Accrued interest receivable	440,754	—	440,754	—	440,754
Bank owned life insurance	1,926,688	—	1,926,688	—	1,926,688

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$26,543,867	$—	$26,543,867	$—	$26,543,867
Interest bearing deposits	112,931,286	—	113,218,547	—	113,218,547
Accrued interest payable	63,677	—	63,677	—	63,677

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

June 30, 2014

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

Note 14 – Changes in Accumulated Other Comprehensive Income (Loss)

	For the Three Months Ended June 30, 2014
	Net Unrealized Gains	Adjustments	Net Securities Transferred	Accumulated Other
	on Securities	Related to Post	to Held to Maturity from	Comprehensive
	available for sale (1)	Retirement Benefits (2)	Available for Sale	Income

Balance at March 31, 2014	$63,955	$(7,596)	$—	$56,359

Other comprehensive income	123,604	—	(6,388)	117,216

Balance at June 30, 2014	$187,559	$(7,596)	$(6,388)	$173,575

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2014

	For the Three Months Ended June 30, 2013
	Net Unrealized Gains
	(Losses) on Securities	Adjustments Related to	Accumulated Other
	available for sale (1)	Post Retirement Benefits (2)	Comprehensive Income

Balance at March 31, 2013	$331,330	$56,617	$387,947

Other comprehensive loss	(351,155)	—	(351,155)

Balance at June 30, 2013	$(19,825)	$56,617	$36,792

	For the Six Months Ended June 30, 2014
	Net Unrealized Gains	Adjustments	Net Securities Transferred	Accumulated Other
	(Losses) on Securities	Related to Post	to Held to Maturity from	Comprehensive
	available for sale (1)	Retirement Benefits (2)	Available for Sale	Income (Loss)

Balance at December 31, 2013	$(33,713)	$(7,596)	$—	$(41,309)

Other comprehensive income	221,272	—	(6,388)	214,884

Balance at June 30, 2014	$187,559	$(7,596)	$(6,388)	$173,575

	For the Six Months Ended June 30, 2013
	Net Unrealized Gains
	(Losses) on Securities	Adjustments Related to	Accumulated Other
	available for sale (1)	Post Retirement Benefits (2)	Comprehensive Income

Balance at December 31, 2012	$369,940	$56,617	$426,557

Other comprehensive loss	(389,765)	—	(389,765)

Balance at June 30, 2013	$(19,825)	$56,617	$36,792

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

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

June 30, 2014

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

Overview

We continue 2014 with a low interest rate environment and sluggish loan demand in our market, which has negatively impacted our net interest margin. Despite these continued challenges, we are pleased to report a decrease in our nonperforming assets and a moderate increase in our loan portfolio as compared to year end 2013. We continue to maintain an aggressive posture in resolving our problem assets. We believe this strategy will strengthen the Corporation’s position and prepare us for future growth.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Total assets at June 30, 2014 were $166.3 million compared to $169.0 million at year-end December 31, 2013, a decline of $2.7 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs. At June 30, 2014, loans, net of unearned deferred fees and costs, increased $2.9 million from year-end 2013. Our overall strategy for 2014 also includes loan growth in an effort to improve our net interest margin and increase our net income. Despite the continued effort to resolve our problem credits and sluggish loan demand, our loan portfolio experienced an overall increase. Securities available for sale decreased $7.7 million from December 31, 2013 primarily due to calls of securities, pay downs on mortgage backed securities, and the transfer of $5.6 million of municipal bonds into the held to maturity category. Due to the maturity and repayment of all repurchase agreements, we now have additional securities that can be utilized and pledged for other purposes as needed. Deposits decreased $3.3 million since year end 2013. Our higher cost time deposits have declined since year end 2013. Other real estate owned has declined by $.5 million since December 31, 2013. Our continued aggressive approach to rid our balance sheet of nonperforming assets has worked as our balance in other real estate owned has declined to a balance of $218,340. The intentional shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents decreased from year-end 2013 by $2.3 million. Liquidity continues to be an important focus for our Corporation during these tumultuous times and our liquid assets were 24.29% of total liabilities at June 30, 2014 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall interest bearing deposits. We maintained our core relationships as can be evidenced by the stability in demand deposits, which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels. Nonperforming loans decreased $2.3 million from year end 2013 to June 30, 2014. Nonaccrual loans decreased by $1.0 million during the first six months of 2014. Troubled debt restructurings (not on nonaccrual) decreased by $1.2 million during the first six months of 2014. Other impaired loans decreased by $60,000 in the first half of 2014. Our loans rated special mention or worse (excluding troubled debt restructurings and those in nonaccrual status) increased at June 30, 2014 as compared to year end 2013 in the amount of $2.2 million. We transferred $249,016 of loans into other real estate and other repossessed assets during the first six months of 2014. Our other real estate properties have declined to $218,340 at June 30, 2014 compared to $728,163 at December 31, 2013. A substantial amount of our foreclosed properties have been sold as of June 30, 2014. We continue to take an aggressive approach to our other real estate properties to rid our balance sheet of nonperforming assets.

Total shareholders’ equity was $24.8 million at June 30, 2014. MainStreet and Franklin Bank were well capitalized at June 30, 2014 under bank regulatory capital classifications. The book value of shareholders’ equity at June 30, 2014 was $14.47 per share.

Our year-to-date net income at June 30, 2014 was $597,736, or $.35 per common basic share. This net income equated to an annualized return on average assets of 0.73% and an annualized return on average shareholders’ equity of 4.93%. The net loss for the same period in 2013 was $(99,683), or $(.06) per common basic share. This net income equated to an annualized return on average assets and annualized return on average shareholders’ equity of (.11%) and (.82%), respectively. Credit related expenses such as the provision for loan losses, realized losses on sales of other real estate properties, impairment losses on other real estate properties, and loss of interest on nonaccrual loans continue to negatively impact our operating results, although to a lesser extent than the prior year. In addition, the lack of loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $85,850 and $1,357,501 in expense for the six month periods ending June 30, 2014 and June 30, 2013, respectively.

Net income for the second quarter of 2014 was $349,510, or $.20 per common basic share as compared to a net loss in the amount of $(335,540), or $(.20) per common basic share for the second quarter of 2013. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $8,605 and $1,107,658 for the quarters ended June 30, 2014 and 2013, respectively. Credit related issues continue to have a negative impact on our Corporation’s net income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

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

Net interest income for the six month periods ending June 30, 2014 and 2013 was $3,045,725 and $3,139,778, respectively, a modest decrease of $94,053, or 3.00%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume and the lowering of deposit costs. The decline in interest income was also due to lost interest income on continued elevated levels of nonaccrual loans. For the six months ending June 30, 2014 and 2013, the net interest margin was 3.89% and 3.72%, respectively, a 17 basis point increase. The yield on interest earning assets for the year-to-date period ending June 30, 2014 was 4.37% compared to 4.38% for the year-to-date period ending June 30, 2013, a decrease of 1 basis point. However, the funding side of the interest margin also dropped during this time period by a favorable 18 basis points in the year-to-year comparison. The maturity and repayment of our repurchase agreements has had a positive impact on our net interest margin. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has declined due to the interest rate environment, sluggish loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest for the six month periods ending June 30, 2014 and 2013 was $96,422 and $86,942, respectively. Lost interest for the three month periods ending June 30, 2014 and 2013 was $43,247 and $54,118, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further.

The low interest rate environment continues with the Federal Reserve leaving short-term interest rates within a range of 0% - .25%. This low rate environment has been in effect since 2008. In determining how long to maintain the current target range, the Federal Reserve will assess progress towards its objectives of maximum employment and 2% inflation. It is anticipated that it will likely be appropriate to maintain the current target rate for a considerable time after the asset purchase program ends, especially if projected inflation runs below the 2% longer-run goal. It is also anticipated that economic conditions may for some time warrant keeping the target rate below levels the Federal Reserve views as normal in the longer run. Franklin Bank has a portfolio of variable rate loans. A rising interest rate environment generally has a positive impact on the net interest margin because deposits rates are slower to increase. Although low interest rates have been beneficial for our cost of funds, with prime presently at 3.25% which is the interest rate basis for many of our loans, MainStreet’s net interest margin has been adversely affected by the prolonged, recessionary low interest rate environment.

The net interest margin and net interest income have shown improvement with the maturity of our repurchase agreements. The rates on these repurchase agreements were above current market rates. Of these repurchase agreements, $7.5 million matured in September 2012 and $6.0 million matured in early January 2013.

Net interest income for the three month periods ending June 30, 2014 and 2013 was $1,551,797 and $1,546,133, respectively, a modest increase of $5,664, or .37%. This equated to a net interest margin of 3.96% and 3.60% at June 30, 2014 and 2013, respectively.

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

June 30, 2014

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

Provision expense for the first six months of 2014 was $86,872 as compared to $1,252,502 for the first six months of 2013. Our loan portfolio, net of unearned deferred fees and costs, increased $2.9 million or 2.34% from year-end 2013. Gross charge-offs year-to-date 2014 were $313,583 compared to $972,785 year-to-date 2013. We transferred $249,016 from loans to other real estate and other repossessed assets during the year-to-date period ending June 30, 2014. The allowance for loan losses was $2.2 million at June 30, 2014 and $2.4 million at December 31, 2013, a minimal decrease of $.2 million, which is discussed below. The allowance for loan losses was 1.77% and 1.92% of loans net of unearned deferred fees and costs at June 30, 2014 and December 31, 2013, respectively. Our criticized and classified loans that are evaluated by historical loss migration increased $2,178,197 at June 30, 2014 compared to year-end 2013. The loans evaluated collectively by pools increased $2.9 million at June 30, 2014 versus December 31, 2013. Impaired loans evaluated individually were $3.7 million and $6.0 million at June 30, 2014 and December 31, 2013, respectively, with specific reserves of $331,195 and $575,926, respectively. The relatively unchanged balance in the allowance for loan losses from year end 2013 was primarily due to decreased specific reserves on nonaccrual loans and minimal reduced allocations on loan volumes evaluated collectively by pools in the amount of $38,729, all offset by an increase in adversely rated loans. The primary factors contributing to the minimal reduction in loans evaluated collectively by pools are percentages due to historical charge offs and the level of past dues and nonaccruals present in the loan portfolio. There were no changes in the economy or second trade area factors. Despite a decrease in our past dues and nonaccrual loans, the level of adversely rated credits increased primarily due to one credit in the amount of $1.2 million which was reported as a troubled debt restructuring (not on nonaccrual) at year end, but is considered a special mention credit at June 30, 2014. The ratio of the allowance for loan losses to loans, net of unearned fees and costs actually declined due to the increase in the loan portfolio since year end 2013. The allowance for loan losses was not replenished by the full $313,583 of gross charge offs because approximately $90,000 of that total gross charge off amount was provided for in our allowance for loan losses at year-end 2013 as a specific reserve. An unallocated amount of $30,000 was included in the reserve at June 30, 2014, but there was no unallocated amount at December 31, 2013. Net charge-offs of $220,931 and $937,606 for the first six months of 2014 and 2013 equated to .35% and 1.44%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Provision expense for the second quarter of 2014 and 2013 was $13,384 and $1,064,897, respectively. The allowance for loan losses was $2.2 million at June 30, 2014 and $2.4 million at March 31, 2014. The allowance for loan losses was 1.77% and 1.86% of loans net of unearned at June 30, 2014 and March 31, 2014, respectively. Our criticized and classified loans that are evaluated by historical loss migration increased $1.4 million at June 30, 2014 compared to prior quarter end. The loans evaluated collectively by pools decreased $.4 million at June 30, 2014 versus March 31, 2014. Impaired loans evaluated individually were $3.7 million and $4.3 million at June 30, 2014 and March 31, 2014, respectively, with specific reserves of $331,195 and $481,885, respectively. The relatively unchanged balance in the allowance for loan losses from the end of the first quarter of 2014 was primarily due to decreased specific reserves on nonaccrual loans and reduced allocations on loan volumes evaluated collectively by pools, all offset by an increase in adversely rated loans. Gross charges offs and recoveries for the second quarter of 2014 were $150,525 and $30,192, respectively. Net charge-offs of $120,333 for the second quarter of 2014 equated to .38%, of quarterly average loans outstanding net of unearned income and deferred fees.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans.

	June 30, 2014	December 31, 2013
Commercial	$614,669	$725,863
Real Estate:
Construction and land development	422,715	576,552
Residential 1-4 families:
First liens	470,214	1,130,961
Junior liens	132,380	182,170
Home equity loans	69,950	71,338
Commercial real estate	2,033,393	3,308,733
Consumer	—	—
Total Nonperforming Loans	$3,743,321	$5,995,617

Total nonperforming loans decreased in the amount of $2,252,296 or 37.57% at June 30, 2014 as compared to December 31, 2013. Nonaccrual loans (included in the impaired loans above) were $2,972,011 and $4,005,618 at June 30, 2014 and December 31, 2013, respectively, which represented 2.35% and 3.24%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At June 30, 2014 loans secured by commercial real estate were the largest category of impaired loans at $2.0 million. At December 31, 2013 loans secured by commercial real estate were the largest category of impaired loans at $3.3 million. Commercial loans were the next largest of the impaired loan categories at June 30, 2014 at $.6 million. Residential 1-4 family first liens were the next largest of the impaired loan categories at December 31, 2013 at $1.1 million.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties to repay the loan. In order to sell the properties and repay the loan, there must be buyers in the marketplace to acquire the properties. Our market, mainly real estate, continues to produce few buyers. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio. The overall economy in Franklin County has shown little improvement over the last year. We continue to struggle with high unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below. There is continued economic pressure on consumers and business enterprises and unemployment is at 5.2% (March 2014 data), down from 5.4% at February 28, 2014. Absorption analysis in our market place shows increased turnover rates for various inventories over historical levels. Data obtained also revealed declines in real estate values based on listing prices to selling price. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result. Until unemployment declines and consumer confidence increases, these trends may continue. While we continue to address our asset quality issues and have shown great improvement, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $448,321 and $601,594 for the six months ending June 30, 2014 and 2013, respectively, a decrease of $153,273, or 25.48%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 6/30/14	YTD 6/30/13	Dollar Change	Percentage Change

Service charges on deposit accounts	$121,838	$129,205	$(7,367)	(5.70)%
Mortgage commissions	54,026	151,543	(97,517)	(64.35)
Electronic card fees	87,557	91,934	(4,377)	(4.76)
Investment fee income	107,987	89,998	17,989	19.99
Income on bank owned life insurance	27,952	18,972	8,980	47.33
Gain on securities sold/called	—	47,194	(47,194)	(100.00)
Other fee income & miscellaneous	48,961	72,748	(23,787)	(32.70)

As noted above, total noninterest income decreased $153,273 for the six months ending June 30, 2014 compared to the six months ending June 30, 2013. Service charges on deposit accounts decreased $7,367 in the year to year comparison. This decrease is primarily due to a decrease in NSF charges, returned deposit item fees, and miscellaneous service charges on accounts, all offset by increases in demand deposit service charges, business account charges, and a decline in demand deposit charge-offs. Mortgage commissions decreased in the year to year comparison by $97,517, or 64.35%. Mortgage volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage commission. With applications taken prior to mid-May of this year, we would close some mortgage loans in our name and then sell them to our partners within a short period of days. Beginning in mid-May, Franklin Bank no longer closes mortgage loans in our name for resale. Our partners provide the underwriting of the loans.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Electronic card fees experienced a decrease of $4,377 or 4.76% for the six months ended June 30, 2014 as compared to June 30, 2013. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first six months of 2014 and 2013 was $107,987 and $89,998, respectively, an increase of $17,989, or 19.99%. Franklin Bank has bank owned life insurance on the life of one of its current executive officers. Prior to the death of Larry Heaton in December 2012, Franklin Bank insured the lives of two executive officers. The balance at June 30, 2014 was $1.9 million. Income on this investment increased $8,980 or 47.33% compared to the prior year due to the purchase of an additional policy in late 2013. There were no gains on securities sold or called during the six months ending June 30, 2014. Other fee income and miscellaneous income experienced a decrease of $23,787, or 32.70%. This decrease is primarily due to a decrease in title fee income and miscellaneous income, all offset by small increases in wire fee charges and checkbook charges. Title fee income decreased by $10,301 in the year to year comparison. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank. Franklin Bank elected to present assets and liabilities related to derivatives on its mortgage loans held for sale on a gross basis. Derivatives in a gain position were recorded as other assets and those in a loss position were recorded as other liabilities, with the offset being miscellaneous income and miscellaneous expense, respectively. This quarterly entry caused fluctuations in these accounts. Since Franklin Bank no longer closes its mortgage loans in its name to sell within a short period of days, there is no longer a mortgage loan derivative recorded as of June 30, 2014. A decrease to miscellaneous income was experienced in the amount of $16,358 in the year to year comparison as a result of changes in mortgage derivative assets.

Total noninterest income was $237,482 and $335,715 for the three months ending June 30, 2014 and 2013, respectively, a decrease of $98,233 or 29.26%. The following chart demonstrates the categories of change:

Noninterest Income	QTD 6/30/14	QTD 6/30/13	Dollar Change	Percentage Change
Service charges on deposit accounts	$64,758	$59,217	$5,541	9.36%
Mortgage commissions	30,559	77,557	(46,998)	(60.60)
Electronic card fees	47,651	48,168	(517)	(1.07)
Investment fee income	56,640	48,754	7,886	16.18
Income on bank owned life insurance	14,115	9,533	4,582	48.06
Gain on securities sold/called	—	47,194	(47,194)	(100.00)
Other fee income & miscellaneous	23,759	45,292	(21,533)	(47.54)

Service charges on deposit accounts increased primarily due to an increase in NSF fee income. There were no gains on securities sold/called during the quarter ended June 30, 2014. The same comments concerning noninterest income in the year to year comparison are applicable to the quarterly comparisons of noninterest income for all other categories. Overall noninterest income decreased in four of the categories and increased in three of the categories.

Noninterest Expense

Total noninterest expense was $2,535,175 and $2,669,683 for the six month period ending June 30, 2014 and 2013, respectively, a decrease of $134,508, or 5.04%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $28,487, or 1.11%. The following chart shows the categories of noninterest expenses for the six month periods ending June 30, 2014 and 2013, the dollar change, and the percentage change:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Noninterest Expense	YTD 6/30/14	YTD 6/30/13	Dollar Change	Percentage Change
Salaries and employee benefits	$1,416,856	$1,341,604	$75,252	5.61%
Occupancy and equipment	380,475	379,430	1,045	0.28
Professional fees	115,544	119,514	(3,970)	(3.32)
Outside processing	161,434	208,848	(47,414)	(22.70)
FDIC Assessment	59,868	104,795	(44,927)	(42.87)
Franchise tax	118,250	108,000	10,250	9.49
Regulatory examination fees	33,823	52,607	(18,784)	(35.71)
Other real estate and repossessions	(1,022)	104,999	(106,021)	(100.97)
Other expenses	249,947	249,886	61	0.02

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 55.89% and 50.25%, respectively, of total noninterest expense for the six month periods ending June 30, 2014 and 2013. Salaries and employee benefits increased $75,252 or 5.61% in the first six months of 2014 as compared to the first six months of 2013. Of this increase, total salaries increased $63,257 and employee benefits increased $11,995. Commissions were only paid to mortgage and investment personnel. Referral fees were also paid to employees for mortgage and investment referrals. The primary contributor to the increase in employee benefits was an increase in supplemental executive retirement plan expense. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category increased a nominal amount of $1,045 or .28% in the year to year comparison. Professional fees include fees for audit, legal, and other professional fees and showed a $3,970 decrease in comparing the six months ended June 30, 2014 to the same period in 2013. Outside processing expenses decreased $47,414 or 22.70% in the year to year comparison primarily due to a decrease in data processing fees. FDIC assessment declined $44,927 or 42.87% due to changes in the factors used in the calculation of the assessment and an overall decline in our asset base. However, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC insurance premiums 3 years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. Franchise tax increased by $10,250 in the year to year comparison primarily due to anticipated increases in capital and a reduction of other real estate owned. Regulatory examination fees decreased $18,784 in the first six months of 2014 as compared to the first six months of 2013. With the termination of the formal agreement with the OCC, the surcharge on our regulatory assessment fee is no longer applicable. Other real estate and repossessions are nonrecurring expenses in the category of noninterest expense. The losses, write-downs and expenses associated with our other real estate properties experienced a decrease of $106,021, or 100.97%, compared to the same period in 2013. The Company continues to take an aggressive approach to disposing of its other real estate properties to rid its balance sheet of nonperforming assets. As of June 30, 2014 our other real estate owned balance has declined to $218,340. Other expenses increased nominally in the amount of $61 in the year to year comparison.

Total noninterest expense was $1,263,368 and $1,340,313 for the three month periods ending June 30, 2014 and 2013, respectively, a decrease of $76,945 or 5.74%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $29,405 or 2.27%. The following chart shows the categories of noninterest expenses for the three month periods ending June 30, 2014 and 2013, the dollar change, and the percentage change:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Noninterest Expense	QTD 6/30/14	QTD 6/30/13	Dollar Change	Percentage Change
Salaries and employee benefits	$708,692	$677,275	$31,417	4.64%
Occupancy and equipment	184,168	189,243	(5,075)	(2.68)
Professional fees	61,735	59,373	2,362	3.98
Outside processing	76,435	104,055	(27,620)	(26.54)
FDIC Assessment	32,321	50,866	(18,545)	(36.46)
Franchise tax	59,000	54,000	5,000	9.26
Regulatory examination fees	11,274	26,304	(15,030)	(57.14)
Other real estate and repossessions	(4,779)	42,761	(47,540)	(111.18)
Other expenses	134,522	136,436	(1,914)	(1.40)

Overall, the same explanations for the year to date comparisons are applicable to the quarterly comparisons of noninterest expense. Noninterest expense increased in three of the categories and decreased in six of the categories.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at June 30, 2014 and December 31, 2013. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense and an income tax benefit in the amounts of $274,263 and $(81,130) for the six month periods ending June 30, 2014 and June 30, 2013, respectively. MainStreet recorded income tax expense and an income tax benefit in the amounts of $163,017 and $(187,822) for the three month periods ending June 30, 2014 and June 30, 2013, respectively.

BALANCE SHEET

Investment Portfolio

The Corporation’s investment portfolio is used for several purposes as follows:

•	To maintain sufficient liquidity to cover deposit fluctuations and loan demand.
•	To use securities to fulfill pledging collateral requirements.
•	To utilize the maturity/repricing mix of portfolio securities to help balance the overall interest rate risk position of the balance sheet.
•	To make a reasonable return on investments.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, municipal bonds, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. Our securities portfolio, with the exception of our municipal bonds, was categorized as available for sale at June 30, 2014 and is carried at estimated fair value. Our municipal securities are now categorized as held to maturity and are carried at amortized cost. The unrealized market valuation gains and losses on securities classified as available for sale and the held to maturity transfer adjustment on our municipal bonds are recorded as separate components of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale and securities held to maturity portfolios.

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

	June 30, 2014		December 31, 2013
Commercial	$10,194,933	8.06%	$9,426,188	7.63%
Real Estate:
Construction & land development	15,738,882	12.44	16,394,964	13.26
Residential 1-4 families:
First liens	34,287,121	27.10	33,787,645	27.33
Junior liens	7,079,779	5.59	6,331,233	5.12
Home equity lines	6,746,222	5.33	5,764,941	4.66
Commercial real estate	51,194,330	40.46	50,579,103	40.91
Consumer	1,287,639	1.02	1,353,312	1.09
Total Gross Loans	$126,528,906	100.00%	$123,637,386	100.00%

Unearned deferred fees & costs, net	91,985		86,600
Recorded Investment	$126,620,891		$123,723,986

Gross loans increased $2,891,520, or 2.34% at June 30, 2014 compared to December 31, 2013. As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans. These loans represented 90.92% and 91.28% of gross loans at June 30, 2014 and December 31, 2013, respectively. Accordingly, the Bank took steps to reduce certain concentrations within the real estate loans, including participating loans in our loan portfolio. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continues to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s ability to participate in these loan categories. Our loan to deposit ratio for June 30, 2014 was 90.78% compared to 86.63% at December 31, 2013, an increase of 4.15%. We lowered our policy loan to deposit ratio, thus increasing liquidity, and have maintained a lower percentage because of lower loan demand. However, the percentage has increased by 4.15% since year end and will be monitored on an ongoing basis. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

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

We continue to review and enhance our credit policies based on economic and environmental changes. We have developed a list of critical exceptions that require additional monitoring of loans which contain them. Financials are required for business and retail loans less than $35,000 and annual financials are required on all business term loans exceeding $250,000. Our credit policy requires detailed rent rolls on all commercial income producing properties at origination and renewal. We also require real estate site visits by the originating officer on loans over $250,000. We believe there is great value in looking at the collateral upon which we are taking a lien. We have eliminated interest only periods for speculative lot loans and require amortization at origination. The bank introduced an interest only home equity line product in late 2013. These new lines require a loan to value of 80% or less with debt to income being calculated at 1.5% of the outstanding balance. Loans must be collateralized by a first or second deed of trust on the primary residence of the borrower. Other banks have similarly tightened credit availability, particularly for real estate related loans. Moreover higher standards for consumer real estate loans under the Dodd-Frank Act further restrict the ability to provide residential loans. Generally this has the effect of reducing qualified buyers for real estate and therefore the value of real estate. This in turn can lead to lower appraisals and additional charge offs within our loan portfolio and other real estate properties as well as increased provision which reduce income.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

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

We continue to monitor portfolio concentrations and have established guide limits based on loss exposure and potential impact to capital. Our defined concentration limits arte within regulatory guidelines. There are two industry concentrations that are broken out in the tables below by our loan segments. MainStreet does not currently consider its loans for construction of heavy and civil engineering buildings to be a concentration of credit because their total does not exceed 25% of total capital as of June 30, 2014.

June 30, 2014
		Loans for
	Loans for	Real Estate
	Construction	Including
	of Buildings	Construction	Total
Commercial	$272,156	$182,366	$454,522
Real Estate
Construction and land development	1,701,443	1,942,138	3,643,581
Residential, 1-4 families
First Liens	3,321,860	8,788,251	12,110,111
Junior Liens	635,355	452,915	1,088,270
Home Equity Lines	9,597	343,178	352,775
Commercial real estate	2,591,600	24,874,239	27,465,839
Consumer	863	10,763	11,626
Total	$8,532,874	$36,593,850	$45,126,724

December 31, 2013
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$296,178	$687,341	$221,608	$1,205,127
Real Estate
Construction and land development	2,366,758	4,138,105	2,014,334	8,519,197
Residential, 1-4 families
First Liens	3,666,276	795,653	8,179,695	12,641,624
Junior Liens	529,732	—	472,819	1,002,551
Home Equity Lines	9,880	34,667	334,442	378,989
Commercial real estate	2,552,156	—	24,556,483	27,108,639
Consumer	2,735	—	13,209	15,944
Total	$9,423,715	$5,655,766	$35,792,590	$50,872,071

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Overall, our concentrations decreased nominally from year end to the end of the second quarter of 2014, excluding loans for construction of heavy and civil engineering buildings. We continue to monitor them on an ongoing basis in an effort to control their growth.

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

June 30, 2014

	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$491,664	$44,295	$447,369
Speculative lot loans	3,295,859	433,372	2,862,487
Speculative single-family housing construction	3,144,681	569,371	2,575,310

December 31, 2013

	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$455,405	$—	$455,405
Speculative lot loans	4,007,894	3,138,066	869,828
Speculative single-family housing construction	1,971,059	1,399,864	571,195

MainStreet also considers its home equity lines of credit and its 1-4 family residential first and junior liens to be a concentration of credit.

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	June 30, 2014	December 31, 2013
Nonaccrual loans and leases	$2,972,011	$4,005,618
Loans past due 90 days or more and still accruing	—	—
Troubled debt restructurings (not on nonaccrual)	771,310	1,929,999
Other impaired loans	—	60,000
Total nonperforming loans	3,743,321	5,995,617
Foreclosed real estate	218,340	728,163
Other foreclosed property	—	—
Total foreclosed property	218,340	728,163
Total nonperforming assets	$3,961,661	$6,723,780

Impaired loans totaled $3,743,321 and $5,995,617 at June 30, 2014 and December 31, 2013, respectively. Nonaccrual loans decreased $1,033,607 at June 30, 2014 compared to year end 2013. Troubled debt restructurings (not on nonaccrual) decreased $1,158,689 from year end 2013. There were no loans past due more than 90 days, and still accruing, at June 30, 2014 or December 31, 2013. Other impaired loans decreased by $60,000 from December 31, 2013. We are continuing to work with our troubled borrowers. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

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

Deposits

Total deposits at June 30, 2014 and December 31, 2013 were $139,475,153 and $142,821,438, respectively, a decrease of $3,346,285, or 2.34%. We continue in 2014 our strategy to lower overall deposit costs, which is discussed in more detail below. The deposit mix was as follows:

	June 30, 2014		December 31, 2013
Demand deposits	$26,543,867	19.03%	$26,856,990	18.80%
Interest checking deposits	9,290,501	6.66	9,248,249	6.48
Money market deposits	25,891,481	18.57	23,660,000	16.57
Savings deposits	15,947,967	11.43	16,240,448	11.37
Time deposits $100,000 and over	30,285,261	21.71	29,977,151	20.99
Other time deposits	31,516,076	22.60	36,838,600	25.79

Total	$139,475,153	100.00%	$142,821,438	100.00%

The largest component of deposits continues to be time deposits including those $100,000 and over representing 44.31% of total deposits at June 30, 2014 compared to 46.78% at December 31, 2013. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen in the table above. Demand deposits, which do not pay interest, are now 19.03% of total deposits as compared to 18.80% at December 31, 2013. However, the dollar amount of our demand deposits has decreased by a nominal amount since year end 2013. An increase in demand deposits would improve the net interest margin and the total yield on interest bearing deposits. Money market deposits and interest checking accounts each increased as a percentage of total deposits along with the dollar amount. Savings deposits increased nominally as a percentage of total deposits, but have decreased in dollar amount since year end 2013. Money market deposits have increased $2,231,481 since year end 2013 and as a percentage of total deposits. Our total deposits have decreased $3.3 million since year end 2013 primarily due to a $5.0 million decline in our time deposits, offset by a total increase in our lower deposit cost accounts in the amount of $1.7 million. This is all part of our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined, although at a slower rate than last year, as they experienced a $5.0 million decrease since year end.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

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

The overall cost of interest bearing deposits was .68% and ..90%, respectively, for the six months ended June 30, 2014 and June 30, 2013. This decline of 22 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity. At June 30, 2014 and December 31, 2013, we had no balances outstanding with the Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at June 30, 2014 and December 31, 2013 were $99,012,164 and $96,223,160, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at June 30, 2014 and December 31, 2013.

Repurchase Agreements

The Bank entered into a repurchase agreement with Barclays Capital (“Barclays”) on January 2, 2008 in the amount of $6,000,000. The repurchase date was January 2, 2013. The interest rate was fixed at 3.57% until maturity or until it was called. Beginning January 2, 2009 the repurchase agreement became callable and could have been called quarterly with prior notice of two business days. Interest was payable quarterly. The repurchase agreement was collateralized by federal agency and agency mortgage backed securities.

Shareholders’ Equity

Total shareholders’ equity was $24,800,161 and $23,987,541 at June 30, 2014 and December 31, 2013, respectively. Book value per share was $14.47 and $14.00 at June 30, 2014 and December 31, 2013, respectively. The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues. While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at June 30, 2014 and December 31, 2013, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

The following are MainStreet’s capital ratios at:

	June 30, 2014	December 31, 2013
Tier I Leverage Ratio (Actual)	14.36%	13.62%
Tier I Leverage Ratio (Quarterly Ave.)	14.45	13.59
Tier I Risk-Based Capital Ratio	19.50	18.98
Tier II Risk-Based Capital Ratio	20.75	20.24

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $20,865,780 at June 30, 2014. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At June 30, 2014 and December 31, 2013, we had available credit from borrowing in the amounts of $47,648,065 and $43,687,459, respectively. Our ratio of liquid assets to total liabilities at June 30, 2014 and December 31, 2013 was 24.29% and 26.88%, respectively.

Core deposits are the primary foundation for our Corporation’s liquidity. Our core deposit relationships remained as can be seen by the stability of our demand deposits. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Due to our strategic efforts to reduce deposit costs, total time deposits and savings deposits have decreased from year end 2013; however, interest checking accounts and money market deposits increased over 2013 levels. Demand deposits decreased nominally in the amount of $313,123 since year end 2013. Total deposits actually decreased $3.3 million from year end 2013. The shrinkage of the balance sheet has had a positive impact on our capital. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. In a reciprocal transaction, the Bank receives the deposits and forwards them to CDARS and receives deposits back, if wanted. We can also bid on deposits in a one-way buy transactions which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $5.1 million as of June 30, 2014. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At June 30, 2014, Franklin Bank had $3.4 million in internet certificates of deposit.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at June 30, 2014 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change From Level Ramp	Change from Level Shock
+400 bp	7.25%	4.00%	7.00%
+300 bp	6.25	3.00	5.00
+200 bp	5.25	2.00	4.00
+100 bp	4.25	1.00	2.00
-100 bp	2.25	-1.00	-1.00
-200 bp	1.25	-1.00	-3.00
-300 bp	.25	-2.00	-5.00

MainStreet is sensitive to change in the interest rate environment particularly due to the level of variable rate loans in our loan portfolio, the short-tern of fixed rate loans, and the assumed repricing of our interest bearing liabilities. Management seeks to lower the impact on the net interest margin. The addition of floors to segments of our variable rate loan portfolio has contributed significantly to management of the interest income component of our net interest margin. Historically, Franklin Bank has been asset sensitive. However, due to the large amount of repricing deposit liabilities in the near term, the Bank has shifted to a liability sensitive position.

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

Stock Compensation Plans

BankShares approved the 2004 Key Employee Stock Option Plan at its Annual Meeting of Shareholders, April 15, 2004. This plan permitted the granting of Incentive and Non-Qualified stock options as determined by BankShares’ Board of Directors to persons designated as “Key Employees” of BankShares and its subsidiaries. The Plan terminated on January 21, 2009. Awards made under the Plan prior to and outstanding on that date remain valid in accordance with their terms.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

Recent Accounting Developments

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Corporation is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

June 30, 2014

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Corporation is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Corporation is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

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

June 30, 2014

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

N/A

Item 1A	Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

N/A

Item 4	Mine Safety Disclosures

N/A

Item 5.	Other Information

Lisa J. Correll was named as a Director of MainStreet RealEstate, Inc. at MainStreet’s regularly scheduled Board meeting on Wednesday, August 6, 2014.

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2014	By	/s/ Brenda H. Smith
Brenda H. Smith
President and Chief Executive Officer
Corporate Secretary

Date: August 11, 2014	By	/s/ Lisa J. Correll
Lisa J. Correll
Senior Vice President and Chief Financial Officer

Index to Exhibits

Number	Description of Exhibit
3(i)*	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.
3(ii)	By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.
4.1	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).
4.2	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.
10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.
10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.
10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.
10.10#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Todd Hammock incorporated by reference to the Corporation’s Form 10-K filed March 25, 2014.
10.11#	Change in Control Agreement between MainStreet BankShares, Inc. and Sonya B. Smith incorporated by reference to the Corporation’s Form 10-K filed March 25, 2014.
10.12#	Employment Agreement by and between Brenda H. Smith and MainStreet BankShares, Inc. incorporated by reference to the Corporation’s Form 8-K filed April 28, 2014.
31.1	Certification of President and Chief Executive Officer, and Corporate Secretary Pursuant to Rule 13a- 14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Interactive Data File

*	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)
#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.

