Form 10-Q
period 2014-09-30
MAINSTREET BANKSHARES INC
filed 2014-11-14
CIK 1094742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,713,375 as of November 13, 2014

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Index

PART I FINANCIAL INFORMATION

Page No.

Item 1 Financial Statements	1-34

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-55

Item 3 Quantitative and Qualitative Disclosures About Market Risk	56

Item 4 Controls and Procedures	56

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements filed as part of Item 1 of Part I are as follows:

1.	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited).

2.	Consolidated Statements of Income for the quarters ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited).

3.	Consolidated Statements of Income for the year-to-date periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited).

4.	Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited).

5.	Consolidated Statements of Comprehensive Income (Loss) for the year-to-date periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited).

6.	Consolidated Statements of Cash Flows for the year-to-date periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited).

7.	Notes to Consolidated Financial Statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2014	December 31, 2013

ASSETS

Cash and due from banks	$2,844,936	$2,929,591
Interest-bearing deposits in banks	8,141,483	10,343,469
Federal funds sold	6,138,330	4,691,091
Total Cash and Cash Equivalents	17,124,749	17,964,151
Securities available-for-sale, at fair value	13,400,384	21,832,432
Securities held to maturity, at amortized cost (fair value $5,645,106)	5,623,054	---
Restricted equity securities	587,200	654,600
Loans held for sale	---	306,250

Loans:
Total Gross Loans	127,014,331	123,637,386
Unearned deferred fees and costs, net	120,299	86,600
Loans, net of unearned deferred fees and costs	127,134,630	123,723,986
Less: Allowance for loan losses	(2,204,907)	(2,379,145)
Net Loans	124,929,723	121,344,841
Bank premises and equipment, net	1,452,224	1,509,562
Accrued interest receivable	416,813	462,081
Bank owned life insurance	1,941,032	1,898,736
Other real estate owned, net of valuation allowance	186,379	728,163
Other assets	1,689,704	2,330,201

TOTAL ASSETS	$167,351,262	$169,031,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$27,549,542	$26,856,990
Interest bearing deposits	112,527,565	115,964,448
Total Deposits	140,077,107	142,821,438
Accrued interest payable and other liabilities	2,157,384	2,222,038
Total Liabilities	142,234,491	145,043,476

Commitments and contingencies	---	---

Shareholders’ Equity:
Preferred stock, no par value, authorized 10,000,000 shares; none issued	---	---
Common stock, no par value, authorized 10,000,000 shares; issued and outstanding 1,713,375 shares at September 30, 2014 and December 31, 2013, respectively	17,866,890	17,866,890
Retained earnings	7,103,386	6,161,960
Accumulated other comprehensive income (loss)	146,495	(41,309)
Total Shareholders’ Equity	25,116,771	23,987,541

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$167,351,262	$169,031,017

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
Interest and Dividend Income:
Interest and fees on loans	$1,632,397	$1,624,693
Interest on interest-bearing deposits	4,259	9,981
Interest on federal funds sold	2,726	2,603
Interest on securities:
Taxable	83,112	80,252
Nontaxable	17,875	18,095
Dividends on restricted equity securities	7,937	7,911
Total Interest and Dividend Income	1,748,306	1,743,535

Interest Expense:
Interest on deposits	163,805	259,546
Total Interest Expense	163,805	259,546

Net Interest Income	1,584,501	1,483,989
Provision for (recovery of) loan losses	(13,262)	73,659

Net Interest Income After Provision for (Recovery of)	1,597,763	1,410,330
Loan Losses

Noninterest Income:
Service charges on deposit accounts	62,058	59,049
Mortgage commissions	23,480	57,809
Electronic card fees	46,335	49,846
Investment fee income	52,431	36,259
Income on bank owned life insurance	14,344	9,745
Other fee income and miscellaneous income	24,290	7,547
Total Noninterest Income	222,938	220,255

Noninterest Expense:
Salaries and employee benefits	683,602	724,413
Occupancy and equipment expense	193,412	194,399
Professional fees	102,347	50,014
Outside processing	86,983	99,886
FDIC assessment	28,840	58,754
Franchise tax	58,500	54,000
Regulatory examination fees	16,741	21,662
Other real estate and repossessions	33,426	21,505
Other expenses	113,088	126,535
Total Noninterest Expense	1,316,939	1,351,168

Net Income Before Tax	$503,762	$279,417
Income Tax Expense	160,072	85,355
Net Income	$343,690	$194,062
Basic Net Income Per Common Share	$.20	$.11
Diluted Net Income Per Common Share	$.20	$.11

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
Interest and Dividend Income:
Interest and fees on loans	$4,814,472	$5,111,743
Interest on interest-bearing deposits	11,039	28,092
Interest on federal funds sold	7,812	6,271
Interest on securities:
Taxable	264,756	226,340
Nontaxable	54,005	52,310
Dividends on restricted equity securities	25,007	24,419
Total Interest and Dividend Income	5,177,091	5,449,175

Interest Expense:
Interest on deposits	546,864	824,812
Interest on short-term borrowings	1	1
Interest on repurchase agreements	---	595
Total Interest Expense	546,865	825,408

Net Interest Income	4,630,226	4,623,767
Provision for loan losses	73,610	1,326,161

Net Interest Income After Provision for Loan Losses	4,556,616	3,297,606

Noninterest Income:
Service charges on deposit accounts	183,896	188,254
Mortgage commissions	77,506	209,352
Electronic card fees	133,892	141,780
Investment fee income	160,418	126,257
Income on bank owned life insurance	42,296	28,717
Gain on securities sold/called	---	47,194
Other fee income and miscellaneous income	73,251	80,295
Total Noninterest Income	671,259	821,849

Noninterest Expense:
Salaries and employee benefits	2,100,458	2,066,017
Occupancy and equipment expense	573,887	573,829
Professional fees	217,891	169,528
Outside processing	248,417	308,734
FDIC assessment	88,708	163,549
Franchise tax	176,750	162,000
Regulatory examination fees	50,564	74,269
Other real estate and repossessions	32,404	126,504
Other expenses	363,035	376,421
Total Noninterest Expense	3,852,114	4,020,851

Net Income Before Tax	$1,375,761	$98,604
Income Tax Expense	434,335	4,225
Net Income	$941,426	$94,379
Basic Net Income Per Common Share	$.55	$.06
Diluted Net Income Per Common Share	$.55	$.06

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Net Income	$343,690	$194,062
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	(40,835)	36,757
Deferred income tax (expense) benefit on unrealized holding losses or gains on securities available for sale	13,884	(12,497)
Amortization of held to maturity transfer during period	(195)	---
Tax effect of amortization of held to maturity transfer during period	66	---
Other Comprehensive Income (Loss)	(27,080)	24,260
Total Comprehensive Income	$316,610	$218,322

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net Income	$941,426	$94,379
Other Comprehensive Income (Loss):
Net unrealized holding gains (losses) on securities available for sale during the period	284,814	(506,601)
Deferred income tax (expense) benefit on unrealized holding losses or gains on securities available for sale	(96,837)	172,244
Less reclassification adjustments for gains included in net Income (1)	---	(47,194)
Tax related to realized gain on securities sold (2)	---	16,046
Amortization of held to maturity transfer during period	(262)	---
Tax effect of amortization of held to maturity transfer during period	89	---
Other Comprehensive Income (Loss)	187,804	(365,505)
Total Comprehensive Income (Loss)	$1,129,230	$(271,126)

(1)	Reclassifications for gains on sales of securities available-for-sale are included in the “gain on securities sold/called” line item on the Consolidated Statements of Income.

(2)	Income taxes related to gains on sales of securities available-for-sale are included in the “income tax expense” line item on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash Flows From Operating Activities
Net income	$941,426		$94,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	73,610		1,326,161
Depreciation and amortization	108,048		115,594
Amortization of discounts and premiums, net	115,852		145,479
Gain on sale of securities	---		(47,194)
Loss and impairment on other real estate owned and repossessions	22,020		76,453
Loss on fixed asset disposal	---		4,215
Deferred tax expense	275,591		93,297
Change in loans held for sale	306,250		432,000
Decrease in accrued interest receivable	45,268		104,728
Decrease in other assets	268,158		260,026
Increase in value of bank owned life insurance	(42,296)		(28,717)
Change in reserve for unfunded lending commitments	17,259		(2,436)
Increase in executive retirement plan accrual	106,970		113,980
Payments on executive retirement plan	(140,628)		(140,628)
Decrease in accrued interest payable and other liabilities	(48,255)		(78,881)
Net cash provided by operating activities	2,049,273		2,468,456

Cash Flows From Investing Activities
Purchases of bank premises and equipment	(50,710)		(82,262)
Purchases of securities available for sale	---		(9,505,740)
Calls/maturities/repayments of securities available for sale	2,977,694		4,011,334
Redemptions of restricted equity securities	67,400		86,400
Proceeds from sale of securities	---		1,086,283
Proceeds from sale of other real estate owned and repossessions	768,780		1,480,632
Loan originations and principal collections, net	(3,907,508)		7,915,806
Net cash provided by (used in) investing activities	(144,344)		4,992,453

Cash Flows From Financing Activities
Increase in non-interest bearing deposits	692,552		4,810,431
Decrease in interest bearing deposits	(3,436,883)		(6,981,403)
Repayment of repurchase agreement	---		(6,000,000)
Net cash used in financing activities	(2,744,331)		(8,170,972)

Net decrease in cash and cash equivalents	$(839,402)		$(710,063)
Cash and cash equivalents at beginning of period	17,964,151		24,038,353
Cash and cash equivalents at end of period	$17,124,749		$23,328,290

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$574,833		$900,248
Cash paid during the period for taxes	$79,000		$250,000
Unrealized (loss) gain on securities available for sale	$284,814		$(553,795)
Transfer of securities available for sale to held to maturity	$5,647,033	$	---
Transfers between loans, other real estate & other assets	$249,016		$417,673
Amortization of net unrealized loss on securities moved to HTM	$(262)	$	---

See accompanying notes to consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

On August 24, 2014, MainStreet and American National Bankshares Inc. (“American National”) entered into an Agreement and Plan of Reorganization pursuant to which MainStreet will merge with and into American National. American National will be the surviving corporation in the merger. For further information on the merger and the Special Meeting of Shareholders, please refer to Note 15 of the Notes to Consolidated Financial Statements.

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

Note 2 – Securities

The amortized costs, unrealized gains and losses and approximate market values of investment securities at September 30, 2014 and December 31, 2013 are shown in the following tables.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

		September 30, 2014
		Gross	Gross
Available for Sale:	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U.S. government sponsored agencies	$1,489,611	$1,164	$(15,125)	$1,475,650
Mortgage backed securities	11,170,834	274,362	(22,015)	11,423,181
Corporates	496,594	4,959	---	501,553

Total securities available for sale	$13,157,039	$280,485	$(37,140)	$13,400,384

		September 30, 2014
		Gross	Gross
Held to Maturity:	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
States and political subdivisions	$5,623,054	$22,315	$(263)	$5,645,106
Total securities held to maturity	$5,623,054	$22,315	$(263)	$5,645,106

		December 31, 2013
		Gross	Gross
Available for Sale:	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Market Value
U. S. government sponsored agencies	$2,688,955	$555	$(66,510)	$2,623,000
Mortgage backed securities	13,012,376	202,523	(59,744)	13,155,155
States and political subdivisions	5,686,412	11,784	(140,819)	5,557,377
Corporates	495,770	2,488	(1,358)	496,900

Total securities available-for-sale	$21,883,513	$217,350	$(268,431)	$21,832,432

All of our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U. S. government sponsored agencies.

The amortized costs and market values of the securities portfolio at September 30, 2014, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

	Available for Sale		Held to Maturity
	Amortized	Approximate	Amortized	Approximate
	Cost	Market Value	Cost	Market Value
Due in one year or less	$ ---	$ ---	$ ---	$ ---
Due after one year but within five years	691,660	710,038	2,964,469	2,976,644
Due after five years but with ten years	3,568,534	3,612,637	2,658,585	2,668,462
Due after ten years	8,896,845	9,077,709	---	---

	$13,157,039	$13,400,384	$5,623,054	$5,645,106

There were no gross gains or losses recorded on sales and calls of securities available for sale for the quarter-to-date and year-to-date periods ending September 30, 2014. There were gross gains of $47,194 recorded on sales and calls of securities available for sale for the quarter-to-date and year-to-date periods ending September 30, 2013.

During the nine month period ended September 30, 2014, available for sale securities with a market value of $5.6 million were transferred to the held to maturity securities portfolio. The unrealized loss at transfer of $(9,612) is part of the amortized cost of the securities and is being amortized over the life of the securities as an adjustment to the yield.

Following demonstrates the unrealized loss position of securities at September 30, 2014 and December 31, 2013.

					September 30, 2014
Available for Sale:	Less Than 12 Months				12 Months or More		Total
	Fair		Unrealized		Fair	Unrealized	Fair	Unrealized
	Value		Losses		Value	Losses	Value	Losses
U. S. government sponsored agencies	$	---	$	---	$984,875	$(15,125)	$984,875	$(15,125)
Mortgage backed securities		---		---	1,759,986	(22,015)	1,759,986	(22,015)
Total temporarily impaired securities	$	---	$	---	$2,744,861	$(37,140)	$2,744,861	$(37,140)

			September 30, 2014
Held to Maturity:	Less Than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Losses	Value		Losses		Value	Losses
States and political subdivisions	$158,588	$(263)	$	---	$	---	$158,588	$(263)
Total temporarily impaired securities	$158,588	$(263)	$	---	$	---	$158,588	$(263)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

			December 31, 2013
	Less Than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Losses	Value		Losses		Value	Losses
U. S. government sponsored agencies	$1,921,845	$(66,510)	$	---	$	---	$1,921,845	$(66,510)
Mortgage backed Securities	4,275,948	(59,744)		---		---	4,275,948	(59,744)
States and political Subdivisions	3,856,363	(140,819)		---		---	3,856,363	(140,819)
Corporates	248,135	(1,358)		---		---	248,135	(1,358)
Total temporarily impaired securities	$10,302,291	$(268,431)	$	---	$	---	$10,302,291	$(268,431)

An impairment is considered “other than temporary” if any of the following conditions are met: the Corporation intends to sell the security, it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis, or the Corporation does not expect to recover the security’s entire amortized cost basis (even if the Bank does not intend to sell). At September 30, 2014 and December 31, 2013, there were $2.9 million comprising six securities and $10.3 million comprising twenty-three securities, respectively, in securities with unrealized losses based on market prices at the respective dates. Declines in fair value are due to interest rate fluctuations and not due to credit deterioration of the issuers. The Corporation does not have any securities that are considered “other than temporarily impaired” at September 30, 2014 and December 31, 2013.

Federal Reserve Bank stock is included in restricted equity securities and totaled $435,100 at September 30, 2014 and December 31, 2013. The Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $152,100 and $219,500 at September 30, 2014 and December 31, 2013, respectively, and is also included in restricted equity securities. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Note 3 – Loans Receivable

The major components of gross loans in the consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Commercial	$9,921,459	$9,426,188
Real Estate:
Construction and land development	16,315,096	16,394,964
Residential 1-4 families:
First liens	34,239,534	33,787,645
Junior liens	6,956,288	6,331,233
Home equity lines	6,572,167	5,764,941
Commercial real estate	51,868,688	50,579,103
Consumer	1,141,099	1,353,312
Total Gross Loans	$127,014,331	$123,637,386
Unearned deferred fees and costs, net	120,299	86,600
Recorded Investment	$127,134,630	$123,723,986

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

Overdrafts reclassified to loans at September 30, 2014 and December 31, 2013 were $8,104 and $6,196, respectively.

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

Commercial Real Estate: Loans are generally underwritten based on verified income or cash flow to ensure a global coverage ratio of at least 1.25. In general, collateral margin is determined based on appraisal or evaluation market value not to exceed 80 percent of appraised market value or cost, whichever is less. All properties receive proper environmental due diligence prior to funding of the credit. Account officers perform and document a market analysis which may include data on competing businesses and projects. When applicable, market analysis data may be obtained from independent sources. Cash flows and collateral margins are appropriately stress tested. Terms generally range from five to fifteen years, however, it may be longer based on approval from Franklin Bank’s President and Chief Credit Officer.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	2013

Balance at beginning of year	$2,379,145	$2,602,098
Provision for loan losses	73,610	1,326,161
Recoveries	114,438	52,977
Charge-offs	(362,286)	(1,251,460)
Balance at period end	$2,204,907	$2,729,776

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

A breakdown of the allowance by loan segment for the nine months ended September 30, 2014 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated		Total

Beginning Balance	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$	---	$2,379,145
Charge-offs	(76,045)	(73,240)	(112,905)	(66,409)	---	(32,739)	(948)		---	(362,286)
Recoveries	22,553	39,665	8,455	12,565	16,730	7,676	6,794		---	114,438
Provision	6,408	(28,326)	(40,173)	73,811	(1,231)	42,622	(9,501)		30,000	73,610
Ending Balance	$104,205	$291,490	$456,653	$120,873	$115,850	$1,078,596	$7,240		$30,000	$2,204,907

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Provision for Loan Losses” for further detail about the allowance for loan losses.

			September 30, 2014 Real Estate
			Construction	Residential 1-4 Families		Home	Commercial
			and Land	First	Junior	Equity	Real
	Commercial		Development	Liens	Liens	Lines	Estate	Consumer		Unallocated		Total

Allowance for loan losses:

Ending Balance:
Individually
evaluated for
impairment	$	---	$3,747	$ ---	$ ---	$ ---	$332,437	$	---	$	---	$336,184

Ending Balance:
Collectively
evaluated for
impairment		104,205	287,743	456,653	120,873	115,850	746,159		7,240		30,000	1,868,723

		$104,205	$291,490	$456,653	$120,873	$115,850	$1,078,596		$7,240		$30,000	$2,204,907

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

		September 30, 2014 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real			Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer		Loans

Recorded investment in loans:

Ending Balance:
Individually
evaluated for
impairment	$605,335	$403,111	$244,495	$129,910	$68,850	$2,103,254	$	---	$3,554,955

Ending Balance:
Collectively
evaluated for
impairment	9,316,124	15,911,985	33,995,039	6,826,378	6,503,317	49,765,434		1,141,099	123,459,376

	$9,921,459	$16,315,096	$34,239,534	$6,956,288	$6,572,167	$51,868,688		$1,141,099	$127,014,331

A breakdown of the allowance for loan losses by loan segment for the year ended December 31, 2013 is as follows:

		Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer	Unallocated		Total

Beginning Balance	$108,336	$767,018	$701,668	$134,847	$88,411	$740,073	$11,745		$50,000	$2,602,098
Charge-offs	(450,100)	(592,292)	(151,295)	(156,561)	(9,052)	(534,150)	(74,461)		---	(1,967,911)
Recoveries	12,278	9,090	7,448	20,497	---	1,429	29,336		---	80,078
Provision	480,775	169,575	43,455	102,123	20,992	853,685	44,275		(50,000)	1,664,880
Ending Balance	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037	$10,895	$	---	$2,379,145

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

		December 31, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer		Unallocated		Total

Allowance for loan losses:

Ending Balance:
Individually
evaluated for
impairment	$50,000	$10	$101,540	$ ---	$ ---	$424,376	$	---	$	---	$575,926

Ending Balance:
Collectively
evaluated for
impairment	101,289	353,381	499,736	100,906	100,351	636,661		10,895		---	1,803,219

	$151,289	$353,391	$601,276	$100,906	$100,351	$1,061,037		$10,895	$	---	$2,379,145

		December 31, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial
		and Land	First	Junior	Equity	Real			Gross
	Commercial	Development	Liens	Liens	Lines	Estate	Consumer		Loans

Recorded investment in loans:

Ending Balance:
Individually
evaluated for
impairment	$725,863	$576,552	$1,130,961	$182,170	$71,338	$3,308,733	$	---	$5,995,617

Ending Balance:
Collectively
evaluated for
impairment	8,700,325	15,818,412	32,656,684	6,149,063	5,693,603	47,270,370		1,353,312	117,641,769

	$9,426,188	$16,394,964	$33,787,645	$6,331,233	$5,764,941	$50,579,103		$1,353,312	$123,637,386

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

An age analysis of past due loans as of September 30, 2014 is as follows:

							Accruing Loans	Nonaccrual
							90 or More Days	Loans
	Loans	Loans	Loans 90				Past Due	(Included in
	30-59 Days	60-89 Days	Or More Days	Total Past	Current	Gross	(Included	Past Dues &
	Past Due	Past Due	Past Due	Due Loans	Loan	Loans	in Past Dues)	Current)
Commercial	$ ---	$ ---	$ ---	$ ---	$9,921,459	$9,921,459	$ ---	$ ---
Real Estate:
Construction and land development	89,429	124,899	124,987	339,315	15,975,781	16,315,096	---	249,886
Residential 1-4 Families
First Liens	296,861	---	---	296,861	33,942,673	34,239,534	---	143,631
Junior Liens	---	---	---	---	6,956,288	6,956,288	---	129,910
Home Equity lines	---	---	---	---	6,572,167	6,572,167	---	68,850
Commercial Real Estate	---	---	190,317	190,317	51,678,371	51,868,688	---	2,103,254
Consumer	1,777	---	---	1,777	1,139,322	1,141,099	---	---

	$388,067	$124,899	$315,304	$828,270	$126,186,061	$127,014,331	$ ---	$2,695,531

An age analysis of past due loans as of December 31, 2013 is as follows:

							Accruing Loans	Nonaccrual
							90 or More Days	Loans
	Loans	Loans	Loans 90				Past Due	(Included in
	30-59 Days	60-89 Days	Or More Days	Total Past	Current	Gross	(Included	Past Dues &
	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	in Past Dues)	Current)
Commercial	$ ---	$ ---	$ ---	$ ---	$9,426,188	$9,426,188	$ ---	$ ---
Real Estate:
Construction and land development	320,143	---	259,973	580,116	15,814,848	16,394,964	---	576,552
Residential 1-4 Families
First Liens	893,473	33,154	802,830	1,729,457	32,058,188	33,787,645	---	1,125,187
Junior Liens	65,603	---	16,232	81,835	6,249,398	6,331,233	---	152,985
Home Equity lines	---	---	---	---	5,764,941	5,764,941	---	71,338
Commercial Real Estate	416,668	---	---	416,668	50,162,435	50,579,103	---	2,079,556
Consumer	50,244	---	---	50,244	1,303,068	1,353,312	---	---

	$1,746,131	$33,154	$1,079,035	$2,858,320	$120,779,066	$123,637,386	$ ---	$4,005,618

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

Impaired loans at September 30, 2014 are as follows:

			Recorded
	Unpaid	Recorded	Investment
	Contractual	Investment	with No		Average	Interest
	Principal	with Related	Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$605,335	$ ---	$605,335	$ ---	$642,394	$ ---
Real Estate:
Construction and land development	466,773	124,899	278,212	3,747	427,846	4,299
Residential 1-4 Families
First Liens	244,495	---	244,495	---	707,144	6,031
Junior Liens	138,195	---	129,910	---	154,268	---
Home Equity lines	77,902	---	68,850	---	70,253	---
Commercial Real Estate	2,135,993	1,912,937	190,317	332,437	2,401,443	3,313
Consumer	---	---	---	---	---	---

	$3,668,693	$2,037,836	$1,517,119	$336,184	$4,403,348	$13,643

Impaired loans at December 31, 2013 are as follows:

			Recorded
	Unpaid	Recorded	Investment
	Contractual	Investment	with No		Average	Interest
	Principal	with Related	Related	Related	Recorded	Income
	Balance	Allowance	Allowance	Allowance	Investment	Recognized
Commercial	$778,980	$60,000	$665,863	$50,000	$287,405	$34,511
Real Estate:
Construction and land development	890,255	162,710	413,842	10	960,164	24,249
Residential 1-4 Families
First Liens	1,154,822	541,539	589,422	101,540	1,460,986	37,253
Junior Liens	190,455	---	182,170	---	216,673	9,361
Home Equity lines	80,390	---	71,338	---	59,495	263
Commercial Real Estate	3,308,733	2,079,556	1,229,177	424,376	2,156,878	46,367
Consumer	---	---	---	---	---	---

	$6,403,635	$2,843,805	$3,151,812	$575,926	$5,141,601	$152,004

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

The Corporation assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs). During the nine months ending September 30, 2014, the Corporation modified or renewed four loans that were considered to be TDRs, of which two are on nonaccrual. The construction and land development credit was a loan restructured to allow the borrower time to sell their property. The real estate 1-4 family credit was a restructure into a performing credit. It had been a construction and land development credit that had previously been restructured. One commercial real estate credit was restructured into a new credit, waiving lost interest. The second commercial real estate loan was the renewal of an existing troubled debt restructuring allowing the borrower time to acquire additional tenants.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$153,225	$153,225
Real estate 1-4 family	1	100,864	100,864
Commercial real estate	2	2,036,553	2,137,953
Total	4	$2,290,642	$2,392,042

During the three months ending September 30, 2014, the Corporation modified or renewed three credits that were considered to be TDRs. The construction and land development credit was a loan restructured to allow the borrower time to sell their property. The real estate 1-4 family credit was a restructure into a performing credit. It had been a construction and land development credit that had previously been restructured. The commercial real estate loan was the renewal of an existing troubled debt restructuring allowing the borrower time to acquire additional tenants.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$153,225	$153,225
Real estate 1-4 family	1	100,864	100,864
Commercial real estate	1	1,811,537	1,912,937
Total	3	$2,065,626	$2,167,026

There were no troubled debt restructurings modified during the past twelve months that defaulted during the three month or nine month periods ended September 30, 2014. For this purpose, if a note defaults it means at some point it has been greater than 60 days past due or we have received some information that leads us to believe the full collection of the principal and interest is doubtful.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$114,156	$114,156
Commercial real estate	2	3,541,847	3,147,854
Total	4	$3,656,003	$3,262,010

One TDR in the amount of $119,616 renewed within the last twelve months ending September 30, 2013, was on nonaccrual and has not performed. The credit was renewed to allow the borrower to sell the property. It was in the construction and land development category.

At September 30, 2014 and December 31, 2013 the balance in loans under the terms of troubled debt restructurings not included in nonaccrual loans was $859,424 and $1,929,999, respectively. Troubled debt restructurings (not on nonaccrual) decreased from December 31, 2013 to September 30, 2014 because one restructured credit, with terms reflecting current market rates, is no longer being reported as a troubled debt restructuring due to sustained performance of six months and another small credit was paid off. These loans did not have any additional commitments at September 30, 2014 and December 31, 2013, respectively. Loan restructurings generally occur when a modification that would otherwise not be considered is granted to the borrower having financial difficulties. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms. The borrowers were complying with the modified terms of their contracts at September 30, 2014 and December 31, 2013, respectively, that were not in nonaccrual status. Troubled debt restructurings are included in the impaired loan disclosures.

The following table describes the interest earned, reflected in income and lost for the nine month periods.

	September 30, 2014	September 30, 2013
Interest that would have been earned	$147,878	$202,646
Interest reflected in income	13,643	44,442
Lost interest	$134,235	$158,204

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

September 30, 2014

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

		September 30, 2014 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,697,234	$15,096,420	$33,768,822	$6,168,827	$6,497,242	$46,246,445	$1,135,769	$118,610,759
Special Mention	---	464,927	---	46,949	---	2,146,441	---	2,658,317
Substandard	224,225	750,002	470,712	740,512	74,925	3,143,365	5,330	5,409,071
Doubtful	---	3,747	---	---	---	332,437	---	336,184
Loss	---	---	---	---	---	---	---	---

	$9,921,459	$16,315,096	$34,239,534	$6,956,288	$6,572,167	$51,868,688	$1,141,099	$127,014,331

		December 31, 2013 Real Estate
		Construction	Residential 1-4 Families		Home	Commercial		Gross Loans by
Internal Risk Rating Grades	Commercial	And Land Development	First Liens	Junior Liens	Equity Lines	Real Estate	Consumer	Internal Risk Rating Grade
Grade:
Pass	$9,179,636	$14,308,667	$32,126,801	$5,773,125	$5,693,603	$47,028,384	$1,342,215	$115,452,431
Special Mention	---	907,175	204,731	---	---	711,413	907	1,824,226
Substandard	196,552	1,179,112	1,354,573	558,108	71,338	2,414,930	10,190	5,784,803
Doubtful	50,000	10	101,540	---	---	424,376	---	575,926
Loss	---	---	---	---	---	---	---	---

	$9,426,188	$16,394,964	$33,787,645	$6,331,233	$5,764,941	$50,579,103	$1,353,312	$123,637,386

Note 5 – Borrowings

The Corporation has the ability to borrow from Federal Home Loan Bank of Atlanta (“FHLB”). Borrowing capacity is secured by a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines. The borrowing capacity at September 30, 2014, based upon lendable collateral value limited to 20% of total assets, was $33,110,000. There were no FHLB advances outstanding at September 30, 2014 and December 31, 2013.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

There were no overnight federal funds purchased at September 30, 2014 and December 31, 2013. The Corporation has $14,500,000 in overnight federal funds lines with its correspondents.

The Corporation has an internal Corporate Cash Management account for customers to sweep their excess demand deposit accounts on an overnight basis in order to earn interest. This account is not FDIC insured but the Corporation is required to pledge agency funds at 100% towards these balances. There were no Corporate Cash Management sweep accounts at September 30, 2014 and December 31, 2013, respectively.

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

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per common share, basic	1,713,375	$.20	1,713,375	$.11
Effect of dilutive securities: Stock options and warrants	70		---
Earnings per common share, diluted	1,713,445	$.20	1,713,375	$.11

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 13,980 and 128,272 for the quarter-to-date periods ending September 30, 2014 and 2013, respectively.

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Earnings per common share, basic	1,713,375	$.55	1,713,375	$.06
Effect of dilutive securities: Stock options and warrants	23		---
Earnings per common share, diluted	1,713,398	$.55	1,713,375	$.06

Options and warrants not included in the calculation of diluted earnings per share because they were anti-dilutive were 49,342 and 128,272 for the year-to-date periods ending September 30, 2014 and 2013, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 8 – Stock Options and Warrants

The shareholders of MainStreet approved the 2004 Key Employee Stock Option Plan, (the “Plan”), at its Annual Meeting on April 15, 2004. The Plan permitted the grant of Non-Qualified Stock Options and Incentive Stock Options to persons designated as “Key Employees” of BankShares or its subsidiaries. The Plan was approved by the Board of Directors as of January 21, 2004 and terminated on January 21, 2009, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Option awards were granted with an exercise price equal to the market value of MainStreet’s stock at the date of grant. The options issued in 2007 and 2006 had a vesting period of three years and have a ten year contractual term. The options issued in 2005 vested immediately upon grant and have a ten year contractual term. All share awards provided for accelerated vesting if there was a change in control (as defined in the Plan). The maximum number of shares that could have been issued under the Plan could not exceed 150,700. As of September 30, 2014, there were 136,527 stock options granted under this Plan of which 822 have been exercised, 61,249 options have expired, and 7,433 were forfeited. Options in the amount of 33,000 not under the plan expired in June 2013.

As of September 30, 2014 the Corporation has reserved 67,023 shares of authorized but unissued shares of common stock related to the stock option agreements.

Following is a status and summary of changes in stock options during the nine months ended September 30, 2014:

Weighted
		Weighted	Average
	Nine Month	Average	Remaining	Aggregate
	Period Ended	Exercise	Contractual	Intrinsic
	September 30, 2014	Price	Term	Value
Outstanding at Beginning of year	67,023	$12.87
Granted	---	---
Exercised	---	---
Forfeited	---	---
Expired	---	---
Outstanding at September 30, 2014	67,023	$12.87	1.50	$93,356
Exercisable at September 30, 2014	67,023	$12.87	1.50	$93,356

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on changes in the market value of the Corporation’s stock.

As of September 30, 2014, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

As of September 30, 2014, stock options and warrants outstanding and exercisable are summarized as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

	Stock Options
Range of	and Warrants	Remaining
Exercise	Outstanding	Contractual
Prices	And Exercisable	Life

$12.09	43,977	1.15
12.09	9,066	1.25
15.00	7,464	3.20
16.75	6,516	2.25
$12.09 - $16.75	67,023

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2014, and December 31, 2013 outstanding commitments to extend credit including letters of credit were as follows:

	September 30, 2014	December 31, 2013
Commercial	$4,720,503	$4,258,081
Real Estate:
Construction and land development	3,177,070	1,691,512
Residential 1-4 families
First liens	569,119	918,377
Junior liens	866,242	359,672
Home Equity lines	8,163,794	7,790,927
Commercial real estate	2,605,281	2,271,121
Consumer	352,996	391,967
Total Outstanding Commitments	$20,455,005	$17,681,657

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

September 30, 2014

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$1,475,650	$ ---	$1,475,650	$ ---
Mortgage backed securities	11,423,181	---	11,423,181	---
Corporates	501,553	---	501,553	---
Total available-for-sale securities	$13,400,384	$ ---	$13,400,384	$ ---

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U. S. government sponsored agencies	$2,623,000	$ ---	$2,623,000	$ ---
Mortgage backed securities	13,155,155	---	13,155,155	---
States and political Subdivisions	5,557,377	---	5,557,377	---
Corporates	496,900	---	496,900	---
Total available-for-sale securities	$21,832,432	$ ---	$21,832,432	$ ---

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

Other Real Estate Owned (OREO): Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair market value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on a recent appraisal conducted by an independent licensed appraisor using observable market data, the Corporation records the OREO as nonrecurring Level 2. When the appraisal of the real estate property is not current, or has been discounted, the Corporation records the OREO as nonrecurring Level 3. It is also considered Level 3 if an evaluation is conducted by Franklin Bank, rather than by a third party. Any fair value adjustments are recorded as other real estate and repossessions expense on the Consolidated Statements of Income.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

The following table summarizes MainStreet’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

Carrying value at September 30, 2014
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,215,716	$ ---	$1,649,350	$566,366
Other real estate owned	186,379	---	---	186,379

		Carrying value at December 31, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$306,250	$ ---	$306,250	$ ---
Impaired loans	3,055,465	---	369,592	2,685,873
Other real estate owned	728,163	---	65,800	662,363

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$311,469	Internal evaluations	Internal evaluations	6% - 37% (22%)
	254,897	Appraisal	Market discount/Timing discount	19% - 63% (33%)
Other real estate owned	$35,979	Internal evaluations	Internal evaluations and market discount	9% (9%)
	$150,400	Appraisal	Market discount	40% (40%)

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

September 30, 2014

(b)	Securities Available for Sale

The fair value of investments is estimated based upon security market data that utilizes a matrix pricing model. Our third party vendor utilizes a reputable pricing company to gather this security data. We make no adjustments to the pricing service data received for our securities available for sale.

(c)	Securities Held to Maturity

The fair value of investments is estimated based upon security market data that utilizes a matrix pricing model. Our third party vendor utilizes a reputable pricing company to gather this security data. We make no adjustments to the pricing service data received for our securities held to maturity.

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

The carrying amount, represented by the cash surrender value, is a reasonable estimate of fair value.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

The carrying values and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at September 30, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3		Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$2,844,936	$2,844,936	$ ---	$	---	$2,844,936
Interest-bearing deposits in banks	8,141,483	8,141,483	---		---	8,141,483
Federal funds sold	6,138,330	6,138,330	---		---	6,138,330
Securities available-for-sale	13,400,384	---	13,400,384		---	13,400,384
Securities held to maturity	5,623,054	---	5,645,106		---	5,645,106
Restricted equity securities	587,200	---	587,200		---	587,200
Loans, net	124,929,723	---	1,649,350		123,250,188	124,899,538
Accrued interest receivable	416,813	---	416,813		---	416,813
Bank owned life insurance	1,941,032	---	1,941,032		---	1,941,032

FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing demand deposits	$27,549,542	$ ---	$27,569,542	$	---	$27,569,542
Interest bearing deposits	112,527,565	---	112,771,365		---	112,771,365
Accrued interest payable	58,607	---	58,607		---	58,607

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

		Fair Value measurements at December 31, 2013 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

FINANCIAL ASSETS:
Cash and due from banks	$2,929,591	$2,929,591	$ ---	$ ---	$2,929,591
Interest-bearing deposits in other banks	10,343,469	10,343,469	---	---	10,343,469
Federal funds sold	4,691,091	4,691,091	---	---	4,691,091
Securities available-for-sale	21,832,432	---	21,832,432	---	21,832,432
Restricted equity securities	654,600	---	654,600	---	654,600
Loans held for sale	306,250	---	306,250	---	306,250
Loans, net	121,344,841	---	369,592	120,980,345	121,349,937
Accrued interest receivable	462,081	---	462,081	---	462,081
Bank owned life insurance	1,898,736	---	1,898,736	---	1,898,736

FINANCIAL LIABILITIES:

Deposits:
Non-interest bearing demand deposits	$26,856,990	$ ---	$26,856,990	$ ---	$26,856,990
Interest bearing deposits	115,964,448	---	116,336,714	---	116,336,714
Accrued interest payable	86,575	---	86,575	---	86,575

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

September 30, 2014

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

Note 14 – Changes in Accumulated Other Comprehensive Income (Loss)

		For the Three Months Ended September 30, 2014
	Net Unrealized Gains on Securities available for sale (1)	Adjustments Related to Post Retirement Benefits (2)	Net Securities Transferred to Held to Maturity from Available for Sale	Accumulated Other Comprehensive Income

Balance at June 30, 2014	$187,559	$(7,596)	$(6,388)	$173,575

Other comprehensive loss	(26,951)	---	(129)	(27,080)

Balance at September 30, 2014	$160,608	$(7,596)	$(6,517)	$146,495

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2014

		For the Three Months Ended September 30, 2013
	Net Unrealized Gains (Losses) on Securities available for sale (1)	Adjustments Related to Post Retirement Benefits (2)	Accumulated Other Comprehensive Income

Balance at June 30, 2013	$(19,825)	$56,617	$36,792

Other comprehensive income	24,260	---	24,260

Balance at September 30, 2013	$4,435	$56,617	$61,052

		For the Nine Months Ended September 30, 2014
	Net Unrealized Gains (Losses) on Securities available for sale (1)	Adjustments Related to Post Retirement Benefits (2)	Net Securities Transferred to Held to Maturity from Available for Sale		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	$(33,713)	$(7,596)	$	---	$(41,309)

Other comprehensive income	194,321	---		(6,517)	187,804

Balance at September 30, 2014	$160,608	$(7,596)		$(6,517)	$146,495

		For the Nine Months Ended September 30, 2013
	Net Unrealized Gains (Losses) on Securities available for sale (1)	Adjustments Related to Post Retirement Benefits (2)	Accumulated Other Comprehensive Income

Balance at December 31, 2012	$369,940	$56,617	$426,557

Other comprehensive loss	(365,505)	---	(365,505)

Balance at September 30, 2013	$4,435	$56,617	$61,052

(1) Represents the difference between the fair value and amortized cost of securities available for sale.

(2) Represents changes in the SERP liability due to prior service costs, gains and losses, and amortizations.

Note 15 – Merger Related Information

On August 24, 2014, MainStreet and American National Bankshares Inc. (“American National”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which MainStreet will merge with and into American National (the “Merger”). American National will be the surviving corporation in the merger. The Merger Agreement was approved by the Boards of Directors of both companies. As a result of the merger, the holders of shares of MainStreet common stock will receive $3.46 in cash and 0.482 shares of American National common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger. Each share of American National common stock outstanding immediately prior to the merger will continue to be outstanding after the merger. Each option to purchase shares of MainStreet common stock that is outstanding immediately prior to the effective date of the merger will vest upon the merger and be converted into an option to purchase shares of American National common stock, based on a 0.643 exchange ratio. It is expected that immediately following the merger, Franklin Bank will be merged with and into American National Bank and Trust Company, American National’s wholly-owned bank subsidiary. The merger is expected to be completed in early January 2015.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

A Special Meeting of Shareholders will be held on Tuesday, December 9, 2014 to vote upon a proposal to approve the Merger Agreement. The merger cannot be completed unless the holders of more than two-thirds of the outstanding shares of MainStreet common stock vote in favor of approval of the merger agreement at the Special Meeting. Other business to be conducted at the Special Meeting include a shareholder vote to approve, on an advisory basis only, the compensation paid to named executive officers of MainStreet in connection with or as a result of the merger. Lastly, there will be an adjournment proposal to be voted upon at the Special Meeting to allow a future date for the meeting if there are not sufficient votes to approve the merger proposal. This will permit further solicitation of proxies required to approve the merger approval if necessary or appropriate. The record date has been fixed as of the close of business on October 20, 2014 for determining the shareholders of MainStreet entitled to notice of and to vote at the Special Meeting.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

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

On August 24, 2014, MainStreet and American National Bankshares Inc. (“American National”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which MainStreet will merge with and into American National (the “Merger”). American National will be the surviving corporation in the merger. The Merger Agreement was approved by the Boards of Directors of both companies. As a result of the merger, the holders of shares of MainStreet common stock will receive $3.46 in cash and 0.482 shares of American National common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger. Each share of American National common stock outstanding immediately prior to the merger will continue to be outstanding after the merger. Each option to purchase shares of MainStreet common stock that is outstanding immediately prior to the effective date of the merger will vest upon the merger and be converted into an option to purchase shares of American National common stock, based on a 0.643 exchange ratio. It is expected that immediately following the merger, Franklin Bank will be merged with and into American National Bank and Trust Company, American National’s wholly-owned bank subsidiary. The merger is expected to be completed in early January 2015.

A Special Meeting of Shareholders will be held on Tuesday, December 9, 2014 to vote upon a proposal to approve the Merger Agreement. The merger cannot be completed unless the holders of more than two-thirds of the outstanding shares of MainStreet common stock vote in favor of approval of the merger agreement at the Special Meeting. Other business to be conducted at the Special Meeting include a shareholder vote to approve, on an advisory basis only, the compensation paid to named executive officers of MainStreet in connection with or as a result of the merger. Lastly, there will be an adjournment proposal to be voted upon at the Special Meeting to allow a future date for the meeting if there are not sufficient votes to approve the merger proposal. This will permit further solicitation of proxies required to approve the merger approval if necessary or appropriate. The record date has been fixed as of the close of business on October 20, 2014 for determining the shareholders of MainStreet entitled to notice of and to vote at the Special Meeting.

Please refer to the Agreement and Plan of Reorganization filed on Form 8-K on August 28, 2014 and the Definitive Proxy Statement filed on November 3, 2014 with the Securities and Exchange Commission for further details and information on the Merger Agreement and Special Meeting of Shareholders.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Overview

We continue 2014 with a low interest rate environment and sluggish loan demand in our market, which has negatively impacted our net interest margin. Despite these continued challenges, we are pleased to report a decrease in our nonperforming assets and a moderate increase in our loan portfolio as compared to year end 2013. We continue to maintain an aggressive posture in resolving our problem assets. We believe this strategy has strengthened the Corporation’s position.

Total assets at September 30, 2014 were $167.4 million compared to $169.0 million at year-end December 31, 2013, a decline of $1.6 million. Our balance sheet has declined since year-end due to our continued strategy to lower our deposit costs. At September 30, 2014, loans, net of unearned deferred fees and costs, increased $3.4 million from year-end 2013. Our overall strategy for 2014 also includes loan growth in an effort to improve our net interest margin and increase our net income. Despite the continued effort to resolve our problem credits and sluggish loan demand, our loan portfolio experienced an overall increase. Securities available for sale decreased $8.4 million from December 31, 2013 primarily due to calls of securities, pay downs on mortgage backed securities, and the transfer of $5.6 million of municipal bonds into the held to maturity category. Due to the maturity and repayment of all repurchase agreements, we now have additional securities that can be utilized and pledged for other purposes as needed. Deposits decreased $2.7 million since year end 2013. Our higher cost time deposits have declined since year end 2013. Other real estate owned has declined by $.5 million since December 31, 2013. Our continued aggressive approach to rid our balance sheet of nonperforming assets has worked as our balance in other real estate owned has declined to a balance of $186,379. The intentional shrinkage in our balance sheet has had a positive impact on our capital ratios. Total cash and cash equivalents decreased from year-end 2013 by $.8 million. Liquidity continues to be an important focus for our Corporation during these tumultuous times and our liquid assets were 24.64% of total liabilities at September 30, 2014 which remains strong. We monitor our liquidity daily to ensure we have prudent levels of liquidity while we strive to lower our deposit costs. This strategy also resulted in a lowering of our overall interest bearing deposits. We maintained our core relationships as can be evidenced by the stability in demand deposits, which are our free funds.

We continue to focus on our asset quality due to the elevated level of nonperforming loans, criticized and classified assets, economic uncertainty and unemployment levels. Nonperforming loans decreased $2.4 million from year end 2013 to September 30, 2014. Nonaccrual loans decreased by $1.3 million during the first nine months of 2014. Troubled debt restructurings (not on nonaccrual) decreased by $1.1 million during the first nine months of 2014. Other impaired loans decreased by $60,000 in the first nine months of 2014. Our loans rated special mention or worse (excluding troubled debt restructurings and those in nonaccrual status) increased at September 30, 2014 as compared to year end 2013 in the amount of $1.4 million. We transferred $249,016 of loans into other real estate and other repossessed assets during the first nine months of 2014. Our other real estate properties have declined to $186,379 at September 30, 2014 compared to $728,163 at December 31, 2013. A substantial amount of our foreclosed properties have been sold as of September 30, 2014. We continue to take an aggressive approach to our other real estate properties to rid our balance sheet of nonperforming assets.

Total shareholders’ equity was $25.1 million at September 30, 2014. MainStreet and Franklin Bank were well capitalized at September 30, 2014 under bank regulatory capital classifications. The book value of shareholders’ equity at September 30, 2014 was $14.66 per share.

Our year-to-date net income at September 30, 2014 was $941,426, or $.55 per common basic share. This net income equated to an annualized return on average assets of 0.76% and an annualized return on average shareholders’ equity of 5.11%. The net income for the same period in 2013 was $94,379, or $.06 per common basic share. This net income equated to an annualized return on average assets and annualized return on average shareholders’ equity of 0.07% and 0.52%, respectively. Credit related expenses such as the provision for loan losses, realized losses on sales of other real estate properties, impairment losses on other real estate properties, and loss of interest on nonaccrual loans continue to negatively impact our operating results, although to a lesser extent than the prior year. In addition, sluggish loan volume has negatively impacted loan fee income and interest income. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $106,014 and $1,452,665 in expense for the nine month periods ending September 30, 2014 and September 30, 2013, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Net income for the third quarter of 2014 was $343,690, or $.20 per common basic share as compared to net income in the amount of $194,062, or $.11 per common basic share for the third quarter of 2013. Provision expense, other real estate and repossession expenses, write downs and losses on sales together accounted for $20,164 and $95,164 for the quarters ended September 30, 2014 and 2013, respectively. Credit related issues continue to have a negative impact on our Corporation’s net income.

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

Net interest income for the nine month periods ending September 30, 2014 and 2013 was $4,630,226 and $4,623,767, respectively, a modest increase of $6,459, or .14%. Both interest income and interest expense dollars dropped in comparison to last year, primarily due to volume, loan rates, and the lowering of deposit costs. The decline in interest income was also due to lost interest income on continued elevated levels of nonaccrual loans. For the nine months ending September 30, 2014 and 2013, the net interest margin was 3.91% and 3.64%, respectively, a 27 basis point increase. The yield on interest earning assets for the year-to-date period ending September 30, 2014 was 4.37% compared to 4.28% for the year-to-date period ending September 30, 2013, an increase of 9 basis points. However, the funding side of the interest margin also dropped during this time period by a favorable 18 basis points in the year-to-year comparison. The maturity and repayment of our repurchase agreements has had a positive impact on our net interest margin. We engaged a consultant to assist us in the lowering of our deposit costs. We have realized the positive impact of our strategic effort.

The yield on interest earning assets has increased despite the interest rate environment, sluggish loan demand reducing loan fee income, and continued lost interest on nonaccrual loans. Lost interest for the nine month periods ending September 30, 2014 and 2013 was $134,235 and $158,204, respectively. Lost interest for the three month periods ending September 30, 2014 and 2013 was $37,813 and $71,262, respectively. Franklin Bank’s growth is also quite dependent on the recovery in consumer and real estate based lending and there is concern over the timing of recoveries in these markets given the current economic environment. Franklin Bank’s future growth and earnings may be negatively affected if real estate and consumer based markets remain depressed or deteriorate further. Franklin Bank’s growth is also dependent on the outcome of its pending merger.

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

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Net interest income for the three month periods ending September 30, 2014 and 2013 was $1,584,501 and $1,483,989, respectively, an increase of $100,512, or 6.77%. This equated to a net interest margin of 3.94% and 3.48% at September 30, 2014 and 2013, respectively.

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

Provision expense for the first nine months of 2014 was $73,610 as compared to $1,326,161 for the first nine months of 2013. Our loan portfolio, net of unearned deferred fees and costs, increased $3.4 million or 2.76% from year-end 2013. Gross charge-offs year-to-date 2014 were $362,286 compared to $1,251,460 year-to-date 2013. We transferred $249,016 from loans to other real estate and other repossessed assets during the year-to-date period ending September 30, 2014. The allowance for loan losses was $2.2 million at September 30, 2014 and $2.4 million at December 31, 2013, a minimal decrease of $.2 million, which is discussed below. The allowance for loan losses was 1.73% and 1.92% of loans net of unearned deferred fees and costs at September 30, 2014 and December 31, 2013, respectively. Our criticized and classified loans that are evaluated by historical loss migration increased $1,441,252 at September 30, 2014 compared to year-end 2013. The loans evaluated collectively by pools increased $4.3 million at September 30, 2014 versus December 31, 2013. Impaired loans evaluated individually were $3.6 million and $6.0 million at September 30, 2014 and December 31, 2013, respectively, with specific reserves of $336,184 and $575,926, respectively. The relatively unchanged balance in the allowance for loan losses from year end 2013 was primarily due to decreased specific reserves on nonaccrual loans and minimal reduced allocations on loan volumes evaluated collectively by pools, all offset by an increase in adversely rated loans.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

The primary factors contributing to the minimal reduction in loans evaluated collectively by pools are overall reduced percentages due to historical charge offs and the reduced level of past dues and nonaccruals present in the loan portfolio, all offset by an increase in loan volume. There were no changes in the economy, second trade area, or concentration factors. Despite a decrease in our past dues and nonaccrual loans, the level of adversely rated credits increased primarily due to one credit in the amount of $1.2 million which was reported as a troubled debt restructuring (not on nonaccrual) at year end, but is considered a special mention credit at September 30, 2014. The ratio of the allowance for loan losses to loans, net of unearned fees and costs actually declined due to the increase in the loan portfolio since year end 2013. The allowance for loan losses was not replenished by the full $362,286 of gross charge offs because approximately $105,000 of that total gross charge off amount was provided for in our allowance for loan losses at year-end 2013 as a specific reserve. An unallocated amount of $30,000 was included in the reserve at September 30, 2014, but there was no unallocated amount at December 31, 2013. Net charge-offs of $247,848 and $1,198,483 for the first nine months of 2014 and 2013 equated to .26% and 1.24%, respectively, of average loans outstanding net of unearned income and deferred fees. The amount of charge-offs can fluctuate substantially based on the financial condition of the borrowers, business conditions in the borrower’s market, collateral values and other factors which are not capable of precise projection at any point in time.

Provision expense for the third quarter of 2014 and 2013 was $(13,262) and $73,659, respectively. The allowance for loan losses was $2.2 million at September 30, 2014 and $2.2 million at June 30, 2014. The allowance for loan losses was 1.73% and 1.77% of loans, net of unearned fees and costs at September 30, 2014 and June 30, 2014, respectively. Our criticized and classified loans that are evaluated by historical loss migration decreased $.7 million at September 30, 2014 compared to prior quarter end. The loans evaluated collectively by pools increased $1.4 million at September 30, 2014 versus June 30, 2014. Impaired loans evaluated individually were $3.6 million and $3.7 million at September 30, 2014 and June 30, 2014, respectively, with specific reserves of $336,184 and $331,195, respectively. The allowance for loan losses remained relatively unchanged from the second to third quarter of 2014. Gross charges offs and recoveries for the third quarter of 2014 were $48,703 and $21,786, respectively. Net charge-offs of $26,917 for the third quarter of 2014 equated to .08%, of quarterly average loans outstanding, net of unearned income and deferred fees.

Following is a breakdown of our nonperforming loans by balance sheet type which includes nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans.

	September 30, 2014	December 31, 2013
Commercial	$605,335	$725,863
Real Estate:
Construction and land development	403,111	576,552
Residential 1-4 families:
First liens	244,495	1,130,961
Junior liens	129,910	182,170
Home equity loans	68,850	71,338
Commercial real estate	2,103,254	3,308,733
Consumer	---	---
Total Nonperforming Loans	$3,554,955	$5,995,617

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Total nonperforming loans decreased in the amount of $2,440,662 or 40.71% at September 30, 2014 as compared to December 31, 2013. Nonaccrual loans (included in the impaired loans above) were $2,695,531 and $4,005,618 at September 30, 2014 and December 31, 2013, respectively, which represented 2.12% and 3.24%, respectively, of loans, net of unearned deferred fees and costs. Management considers these loans impaired along with loans 90 days or more past due and still accruing, troubled debt restructurings (not on nonaccrual), and other impaired loans. Loans once considered impaired are included in the reserve, but if well collateralized, no specific reserve is allocated for them. Please refer to Note 4 to the financial statements for a breakdown of the allowance by category, specific reserves by category, and impaired loans by category. Note 4 also gives information related to which categories of loans and dollar amounts had specific reserves allocated. At September 30, 2014 loans secured by commercial real estate were the largest category of impaired loans at $2.1 million. At December 31, 2013 loans secured by commercial real estate were the largest category of impaired loans at $3.3 million. Commercial loans were the next largest of the impaired loan categories at September 30, 2014 at $.6 million. Residential 1-4 family first liens were the next largest of the impaired loan categories at December 31, 2013 at $1.1 million.

Many of the asset quality issues in our loan portfolio are the result of our borrowers having to sell various real estate properties to repay the loan. In order to sell the properties and repay the loan, there must be buyers in the marketplace to acquire the properties. Our market, mainly real estate, continues to produce few buyers. In addition, borrowers’ incomes have been reduced which increases their debt to income ratio. The overall economy in Franklin County has shown little improvement over the last year. We continue to struggle with high unemployment, a continued slowing of building activity, a slowing of transportation and warehousing, and excessive supply of real estate in the Smith Mountain Lake resort area as discussed below. There is continued economic pressure on consumers and business enterprises and unemployment is at 5.6% (July 2014 data), up from 5.5% at June 30, 2014. Absorption analysis in our market place shows a slight increase in the number of projected 2014 total waterfront real estate sales in the Smith Mountain Lake area; however, the level of properties listed is still elevated. Average turnover rates for waterfront condo and waterfront single family homes are expected to increase in 2014 over 2013 levels, while turnover rates for waterfront lots are expected to decrease in 2014 over 2013 levels. Data obtained also reveal an expected decline in average sales price in 2014 versus 2013 on waterfront condos and waterfront single family homes, while the average sales price of waterfront lots are expected to increase in 2014 versus 2013. Locally and nationally there has been an overall loss of wealth in real estate and equities. Smith Mountain Lake is a core area for development in Franklin County. It is a resort area and largely follows the national trend rather than the local trend and has been particularly adversely affected as a result. Until unemployment declines and consumer confidence increases, these trends may continue. While we continue to address our asset quality issues and have shown great improvement, no assurance can be given that continuing adverse economic conditions or other circumstances will not result in increased provisions in the future.

Noninterest Income

Total noninterest income was $671,259 and $821,849 for the nine months ending September 30, 2014 and 2013, respectively, a decrease of $150,590, or 18.32%. The following chart demonstrates the categories of change:

Noninterest Income	YTD 9/30/14	YTD 9/30/13	Dollar Change	Percentage Change
Service charges on deposit accounts	$183,896	$188,254	$(4,358)	(2.31)%
Mortgage commissions	77,506	209,352	(131,846)	(62.98)
Electronic card fees	133,892	141,780	(7,888)	(5.56)
Investment fee income	160,418	126,257	34,161	27.06
Income on bank owned life insurance	42,296	28,717	13,579	47.29
Gain on securities sold/called	---	47,194	(47,194)	(100.00)
Other fee income & miscellaneous	73,251	80,295	(7,044)	(8.77)

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

As noted above, total noninterest income decreased $150,590 for the nine months ending September 30, 2014 compared to the nine months ending September 30, 2013. Service charges on deposit accounts decreased $4,358 in the year to year comparison. This decrease is primarily due to a decrease in NSF charges, returned deposit item fees, and miscellaneous service charges on accounts, all offset by increases in business account charges and a decline in demand deposit charge-offs. Mortgage commissions decreased in the year to year comparison by $131,846, or 62.98%. Mortgage volumes have decreased in part by the economic environment and additional regulatory enactments. Franklin Bank partners with several organizations in which we originate residential mortgage loans that are sold to other companies. Franklin Bank receives the mortgage commission. With applications taken prior to mid-May of this year, we would close some mortgage loans in our name and then sell them to our partners within a short period of days. Beginning in mid-May, Franklin Bank no longer closes mortgage loans in our name for resale. Our partners provide the underwriting of the loans.

Electronic card fees experienced a decrease of $7,888 or 5.56% for the nine months ended September 30, 2014 as compared to September 30, 2013. Franklin Bank has an investment advisor which partners with Infinex Financial Group to advise and manage investment portfolios for our clients. Franklin Bank receives fee income from this partnership based upon volume. Fee income received on investment income during the first nine months of 2014 and 2013 was $160,418 and $126,257, respectively, an increase of $34,161, or 27.06%. Franklin Bank has bank owned life insurance on the life of one of its current executive officers. Prior to the death of Larry Heaton in December 2012, Franklin Bank insured the lives of two executive officers. The balance at September 30, 2014 was $1.9 million. Income on this investment increased $13,579 or 47.29% compared to the prior year due to the purchase of an additional policy in late 2013. There were no gains on securities sold or called during the nine months ending September 30, 2014. Other fee income and miscellaneous income experienced a decrease of $7,044, or 8.77%. This decrease is primarily due to a decrease in title fee income and evaluation fee income, all offset by increases in wire fee charges, checkbook charges, and a reduction in losses taken on fixed asset disposals. Title fee income decreased by $10,301 in the year to year comparison. Title fee income is generated from a small interest purchased in a title insurance company by Franklin Bank. Evaluation fee income decreased by $3,429 in the year to year comparison. Losses taken on fixed asset disposals were $0 and $4,215 for the nine months ended September 30, 2014 and 2013, respectively.

Total noninterest income was $222,938 and $220,255 for the three months ending September 30, 2014 and 2013, respectively, an increase of $2,683 or 1.22%. The following chart demonstrates the categories of change:

Noninterest Income	QTD 9/30/14	QTD 9/30/13	Dollar Change	Percentage Change
Service charges on deposit accounts	$62,058	$59,049	$3,009	5.10%
Mortgage commissions	23,480	57,809	(34,329)	(59.38)
Electronic card fees	46,335	49,846	(3,511)	(7.04)
Investment fee income	52,431	36,259	16,172	44.60
Income on bank owned life insurance	14,344	9,745	4,599	47.19
Other fee income & miscellaneous	24,290	7,547	16,743	221.85

Service charges on deposit accounts increased primarily due to an increase in net NSF fee income and a reduction in demand deposit charge-offs. There were no gains on securities sold/called during the quarter ended September 30, 2014. The same comments concerning noninterest income in the year to year comparison are applicable to the quarterly comparisons of noninterest income for all other categories. One other factor contributing to the increase in other fee income and miscellaneous income was the quarterly entry of our mortgage derivative in 2013. Franklin Bank elected to present assets and liabilities related to derivatives on its mortgage loans held for sale on a gross basis. Derivatives in a gain position were recorded as other assets and those in a loss position were recorded as other liabilities, with the offset being miscellaneous income and miscellaneous expense, respectively. This quarterly entry caused fluctuations in these accounts. Since Franklin Bank no longer closes its mortgage loans in its name to sell within a short period of days, there is no longer a mortgage loan derivative recorded. A decrease to miscellaneous income in the amount of $13,860 was recorded in the third quarter of 2013. Overall noninterest income decreased in two of the categories and increased in four of the categories.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Noninterest Expense

Total noninterest expense was $3,852,114 and $4,020,851 for the nine month period ending September 30, 2014 and 2013, respectively, a decrease of $168,737, or 4.20%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $74,637, or 1.92%. The following chart shows the categories of noninterest expenses for the nine month periods ending September 30, 2014 and 2013, the dollar change, and the percentage change:

Noninterest Expense	YTD 9/30/14	YTD 9/30/13	Dollar Change	Percentage Change
Salaries and employee benefits	$2,100,458	$2,066,017	$34,441	1.67%
Occupancy and equipment	573,887	573,829	58	0.01
Professional fees	217,891	169,528	48,363	28.53
Outside processing	248,417	308,734	(60,317)	(19.54)
FDIC Assessment	88,708	163,549	(74,841)	(45.76)
Franchise tax	176,750	162,000	14,750	9.10
Regulatory examination fees	50,564	74,269	(23,705)	(31.92)
Other real estate and repossessions	32,404	126,504	(94,100)	(74.38)
Other expenses	363,035	376,421	(13,386)	(3.56)

MainStreet’s employees continue to be its most valuable resource and asset. Salaries and employee benefits expense comprise the largest category of noninterest expense at 54.53% and 51.38%, respectively, of total noninterest expense for the nine month periods ending September 30, 2014 and 2013. Salaries and employee benefits increased $34,441 or 1.67% in the first nine months of 2014 as compared to the first nine months of 2013. Of this increase, total salaries increased $45,073 and employee benefits decreased $10,632. Commissions were only paid to mortgage and investment personnel. Referral fees were also paid to employees for mortgage and investment referrals. The primary contributor to the decrease in employee benefits was a decrease in supplemental executive retirement plan expense. Occupancy and equipment costs include rent, utilities, janitorial service, repairs and maintenance, real estate taxes, equipment rent, service maintenance contracts and depreciation expense. This category increased a nominal amount of $58 in the year to year comparison. Professional fees include fees for audit, legal, and other professional fees and showed a $48,363 increase in comparing the nine months ended September 30, 2014 to the same period in 2013. Included in legal expense in the first nine months of 2014 is $76.3 thousand in merger related expenses. Outside processing expenses decreased $60,317 or 19.54% in the year to year comparison primarily due to a decrease in data processing fees. FDIC assessment declined $74,841 or 45.76% due to changes in the factors used in the calculation of the assessment and an overall decline in our asset base. However, the overall premium is still burdensome. The turmoil in the financial services industry resulted in the need to increase prepaid FDIC insurance premiums 3 years ago to sustain the insurance fund. Depending on the length and depth of the recessionary environment, there could be additional increased prepaid assessments depending on the health of the financial services sector. Franchise tax increased by $14,750 in the year to year comparison primarily due to anticipated increases in capital and a reduction of other real estate owned. Regulatory examination fees decreased $23,705 in the first nine months of 2014 as compared to the first nine months of 2013. With the termination of the formal agreement with the OCC, the surcharge on our regulatory assessment fee is no longer applicable. Other real estate and repossessions are nonrecurring expenses in the category of noninterest expense. The losses, write-downs and expenses associated with our other real estate properties experienced a decrease of $94,100, or 74.38%, compared to the same period in 2013. The Company continues to take an aggressive approach to disposing of its other real estate properties to rid its balance sheet of nonperforming assets. As of September 30, 2014 our other real estate owned balance has declined to $186,379. Other expenses decreased in the amount of $13,386 or 3.56% in the year to year comparison.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Total noninterest expense was $1,316,939 and $1,351,168 for the three month periods ending September 30, 2014 and 2013, respectively, a decrease of $34,229 or 2.53%. Excluding the nonrecurring expenses of other real estate and repossessions, noninterest expense decreased $46,150 or 3.47%. The following chart shows the categories of noninterest expenses for the three month periods ending September 30, 2014 and 2013, the dollar change, and the percentage change:

Noninterest Expense	QTD 9/30/14	QTD 9/30/13	Dollar Change	Percentage Change
Salaries and employee benefits	$683,602	$724,413	$(40,811)	(5.63)%
Occupancy and equipment	193,412	194,399	(987)	(.51)
Professional fees	102,347	50,014	52,333	104.64
Outside processing	86,983	99,886	(12,903)	(12.92)
FDIC Assessment	28,840	58,754	(29,914)	(50.91)
Franchise tax	58,500	54,000	4,500	8.33
Regulatory examination fees	16,741	21,662	(4,921)	(22.72)
Other real estate and repossessions	33,426	21,505	11,921	55.43
Other expenses	113,088	126,535	(13,447)	(10.63)

Overall, the same explanations for the year to date comparisons are applicable to the quarterly comparisons of noninterest expense with the exceptions of other real estate and repossessions and salaries and employee benefits. Other real estate and repossessions expense increased $11,921 in the quarterly comparison due to increased write-downs on one property in the third quarter due to its impending sale in October. Salaries and employee benefits decreased primarily due to employee attrition and decreased expense on the supplemental executive retirement plan.

Noninterest expense increased in three of the categories and decreased in six of the categories.

Income Taxes

MainStreet is subject to both federal and state income taxes. Franklin Bank is not subject to state income taxes. A bank in Virginia is required to pay a franchise tax that is based on the capital of the entity. The liability (or balance sheet) approach is used in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were deemed necessary at September 30, 2014 and December 31, 2013. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. MainStreet recorded income tax expense in the amounts of $434,335 and $4,225 for the nine month periods ending September 30, 2014 and September 30, 2013, respectively. MainStreet recorded income tax expense in the amounts of $160,072 and $85,355 for the three month periods ending September 30, 2014 and September 30, 2013, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

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

Funds not utilized for capital expenditures or lending are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate debt securities and certain equity securities. Currently, we have invested in U.S. Agencies, mortgage-backed securities, municipal bonds, corporate debt securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. The value of our investment portfolio is susceptible to the impact of monetary and fiscal policies of the United States, particularly whether and how the current debate over fiscal issues are resolved. Our mortgage backed securities are either guaranteed by U.S. government agencies or issued by U.S. government sponsored agencies. Our securities portfolio, with the exception of our municipal bonds, was categorized as available for sale at September 30, 2014 and is carried at estimated fair value. Our municipal securities are now categorized as held to maturity and are carried at amortized cost. The unrealized market valuation gains and losses on securities classified as available for sale and the held to maturity transfer adjustment on our municipal bonds are recorded as separate components of shareholders’ equity. Please refer to Note 2 of the Notes to Consolidated Financial Statements for the breakdown of the securities available for sale and securities held to maturity portfolios.

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

	September 30, 2014		December 31, 2013
Commercial	$9,921,459	7.81%	$9,426,188	7.63%
Real Estate:
Construction & land development	16,315,096	12.84	16,394,964	13.26
Residential 1-4 families:
First liens	34,239,534	26.96	33,787,645	27.33
Junior liens	6,956,288	5.48	6,331,233	5.12
Home equity lines	6,572,167	5.17	5,764,941	4.66
Commercial real estate	51,868,688	40.84	50,579,103	40.91
Consumer	1,141,099	.90	1,353,312	1.09
Total Gross Loans	$127,014,331	100.00%	$123,637,386	100.00%

Unearned deferred fees & costs, net	120,299		86,600
Recorded Investment	$127,134,630		$123,723,986

Gross loans increased $3,376,945, or 2.73% at September 30, 2014 compared to December 31, 2013. As can be seen by the chart above, Franklin Bank has a high concentration in real estate loans. These loans represented

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

91.29% and 91.28% of gross loans at September 30, 2014 and December 31, 2013, respectively. The loan committee of the board of directors reviews all new loans and renewals of loans within our target concentrations for approval. During this economic environment, the credit markets have tightened substantially and the real estate market continues to be soft. These and other factors indicate diminished economic activity, higher risk in these loans, and lower loan demand. Moreover, Franklin Bank’s current concentration in real estate related loans reduces the Bank’s ability to participate in these loan categories. Our loan to deposit ratio for September 30, 2014 was 90.76% compared to 86.63% at December 31, 2013, an increase of 4.13%. We lowered our policy loan to deposit ratio, thus increasing liquidity, and maintained a lower percentage because of lower loan demand. However, the percentage has increased by 4.13% since year end and will be monitored on an ongoing basis. We will continue to serve our customers, but in doing so will be governed by the necessity of preserving the institution’s history of safety and soundness during these difficult economic times.

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

September 30, 2014

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

Approximately 30% of our loan portfolio consists of variable rate loans. Variable rate commercial loans are stressed 2% above the current rate to communicate the impact of potential rate increases to account officers. Retail loans with variable rate features are underwritten 2% over the current rate. Home equity lines are underwritten at 1.5% of the full committed loan amount for debt to income purposes.

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

We continue to monitor portfolio concentrations and have established guide limits based on loss exposure and potential impact to capital. Our defined concentration limits are within regulatory guidelines. There are two industry concentrations that are broken out in the tables below by our loan segments. MainStreet does not currently consider its loans for construction of heavy and civil engineering buildings to be a concentration of credit because their total does not exceed 25% of total capital as of September 30, 2014.

	September 30, 2014
		Loans for
	Loans for	Real Estate
	Construction	Including
	of Buildings	Construction	Total
Commercial	$332,244	$258,050	$590,294
Real Estate
Construction and land development	1,634,348	2,222,371	3,856,719
Residential, 1-4 families
First Liens	3,169,242	8,408,238	11,577,480
Junior Liens	613,449	460,298	1,073,747
Home Equity Lines	---	352,678	352,678
Commercial real estate	2,526,719	25,017,451	27,544,170
Consumer	818	10,198	11,016
Total	$8,276,820	$36,729,284	$45,006,104

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

	December 31, 2013
		Loans for
		Construction of	Loans for
	Loans for	Heavy & Civil	Real Estate
	Construction	Engineering	Including
	of Buildings	Buildings	Construction	Total
Commercial	$296,178	$687,341	$221,608	$1,205,127
Real Estate
Construction and land development	2,366,758	4,138,105	2,014,334	8,519,197
Residential, 1-4 families
First Liens	3,666,276	795,653	8,179,695	12,641,624
Junior Liens	529,732	---	472,819	1,002,551
Home Equity Lines	9,880	34,667	334,442	378,989
Commercial real estate	2,552,156	---	24,556,483	27,108,639
Consumer	2,735	---	13,209	15,944
Total	$9,423,715	$5,655,766	$35,792,590	$50,872,071

Overall, our concentrations decreased by $210,201 from year end to the end of the third quarter of 2014, excluding loans for construction of heavy and civil engineering buildings. We continue to monitor them on an ongoing basis in an effort to control their growth.

Disclosed below are concentrations in acquisition and development loans, speculative lot loans, and speculative single-family housing construction. Some of these amounts are also included in the above concentrations as shown below.

	September 30, 2014
	Total Concentration	Concentrations Included Above	Net Addition to Concentrations
Acquisition & development	$737,760	$291,000	$446,760
Speculative lot loans	3,189,775	488,740	2,701,035
Speculative single-family housing construction	3,617,260	509,040	3,108,220

	December 31, 2013
	Total Concentration	Concentrations Included Above		Net Addition to Concentrations
Acquisition & development	$455,405	$	---	$455,405
Speculative lot loans	4,007,894		3,138,066	869,828
Speculative single-family housing construction	1,971,059		1,399,864	571,195

MainStreet also considers its home equity lines of credit and its 1-4 family residential first and junior liens to be a concentration of credit.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Following is a breakdown of our nonperforming loans and assets.

	For the Periods Ended
	September 30, 2014	December 31, 2013
Nonaccrual loans and leases	$2,695,531	$4,005,618
Loans past due 90 days or more and still accruing	---	---
Troubled debt restructurings (not on nonaccrual)	859,424	1,929,999
Other impaired loans	---	60,000
Total nonperforming loans	3,554,955	5,995,617
Foreclosed real estate	186,379	728,163
Other foreclosed property	---	---
Total foreclosed property	186,379	728,163
Total nonperforming assets	$3,741,334	$6,723,780

Impaired loans totaled $3,554,955 and $5,995,617 at September 30, 2014 and December 31, 2013, respectively. Nonaccrual loans decreased $1,310,087 at September 30, 2014 compared to year end 2013. Troubled debt restructurings (not on nonaccrual) decreased $1,070,575 from year end 2013. There were no loans past due more than 90 days, and still accruing, at September 30, 2014 or December 31, 2013. Other impaired loans decreased by $60,000 from December 31, 2013. We are continuing to work with our troubled borrowers. We move quickly to identify and resolve any problem loans. Please refer to Note #4 to the consolidated financial statements for detailed information of nonaccrual loans, impaired loans, and nonperforming assets. Also, please refer to Provision Expense in this Management’s Discussion and Analysis.

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

Deposits

Total deposits at September 30, 2014 and December 31, 2013 were $140,077,107 and $142,821,438, respectively, a decrease of $2,744,331, or 1.92%. We continue in 2014 our strategy to lower overall deposit costs, which is discussed in more detail below. The deposit mix was as follows:

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

	September 30, 2014		December 31, 2013
Demand deposits	$27,549,542	19.67%	$26,856,990	18.80%
Interest checking deposits	9,471,232	6.76	9,248,249	6.48
Money market deposits	27,433,204	19.58	23,660,000	16.57
Savings deposits	16,693,009	11.92	16,240,448	11.37
Time deposits $100,000 and over	28,234,350	20.16	29,977,151	20.99
Other time deposits	30,695,770	21.91	36,838,600	25.79

Total	$140,077,107	100.00%	$142,821,438	100.00%

The largest component of deposits continues to be time deposits including those $100,000 and over representing 42.07% of total deposits at September 30, 2014 compared to 46.78% at December 31, 2013. As a percentage of total deposits, the mix continues to change somewhat. The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges, and the convenience of banking locations. Our core deposit relationships remained as can be seen in the table above. Demand deposits, which do not pay interest, are now 19.67% of total deposits as compared to 18.80% at December 31, 2013. The dollar amount of our demand deposits has also increased since year end 2013. An increase in demand deposits improves the net interest margin and the total yield on interest bearing deposits. Money market deposits, interest checking accounts, and savings deposits each increased as a percentage of total deposits along with the dollar amount. Money market deposits have increased $3,773,204 since year end 2013 and as a percentage of total deposits. Our total deposits have decreased $2.7 million since year end 2013 primarily due to a $7.9 million decline in our time deposits, offset by a total increase in our lower deposit cost accounts in the amount of $5.2 million. This is all part of our strategic efforts to lower our deposit costs while maintaining ample liquidity to fill our needs and for contingency planning. As we lowered interest rates, our time deposits especially declined, although at a slower rate than last year, as they experienced a $7.9 million decrease since year end.

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

The overall cost of interest bearing deposits was .65% and .88%, respectively, for the nine months ended September 30, 2014 and September 30, 2013. This decline of 23 basis points is due to the continued monitoring of deposit rates and the rollover of many deposits into lower current market interest rates. We monitor this closely to keep deposit costs low, but to maintain ample liquidity. We are a member of the CDARS programs and of QwickRate.

Borrowings

We have several sources for borrowings generally to assist with liquidity. At September 30, 2014 and December 31, 2013, we had no balances outstanding with the Federal Home Loan Bank of Atlanta (“FHLB”), overnight federal funds purchased, or corporate cash management accounts. The FHLB holds a blanket lien on loans secured by commercial real estate and loans secured by 1-4 family first liens, second liens, and equity lines, which provide a source of liquidity to the Corporation. Loans included in these portfolios at September 30, 2014 and December 31, 2013 were $99,346,594 and $96,223,160, respectively.

The Bank has an internal Corporate Cash Management account for customers into which excess demand deposit accounts are swept on an overnight basis in order to earn interest. This account is not FDIC insured but the Bank is required to pledge agency funds at 100% towards these balances. The Corporate Cash Management sweep accounts totaled $0 at September 30, 2014 and December 31, 2013.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

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

Shareholders’ Equity

Total shareholders’ equity was $25,116,771 and $23,987,541 at September 30, 2014 and December 31, 2013, respectively. Book value per share was $14.66 and $14.00 at September 30, 2014 and December 31, 2013, respectively. The maintenance of appropriate levels of capital is a priority and is continually monitored. MainStreet and Franklin Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Quantitative measures established by regulations to ensure capital adequacy require MainStreet and Franklin Bank to maintain minimum capital ratios. Failure to meet minimum capital ratios can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Also, declining capital can impact the ability of Franklin Bank to grow other assets. The required level of capital can also be affected by earnings, asset quality, and other issues.

While MainStreet and Franklin Bank were considered well-capitalized under established regulatory classifications at September 30, 2014 and December 31, 2013, in the current economic circumstances, capital resources are a focus for the Corporation. Capital adequacy levels are also monitored to support the Bank’s safety and soundness. Should it be necessary or appropriate to obtain additional capital, then the current shareholder base could suffer dilution.

The following are MainStreet’s capital ratios at:

	September 30, 2014	December 31, 2013
Tier I Leverage Ratio (Actual)	14.54%	13.62%
Tier I Leverage Ratio (Quarterly Ave.)	14.58	13.59
Tier I Risk-Based Capital Ratio	19.82	18.98
Tier II Risk-Based Capital Ratio	21.08	20.24

Liquidity and Asset Liability Management

Asset liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy, and interest rate risk. It also helps to ensure that there is adequate liquidity to meet loan demand or deposit outflows and interest rate fluctuations. Liquidity is the ability to meet maturing obligations and commitments, withstand deposit fluctuations, fund operations, and provide for loan requests. In this economic environment liquidity remains a concern. MainStreet’s material off-balance sheet obligations were primarily loan commitments of the Bank in the amount of $20,455,005 at September 30, 2014. We have a liquidity contingency plan that provides guidance on the maintenance of appropriate liquidity and what action is required under various liquidity scenarios. Our liquidity is provided by cash and due from banks, interest-bearing deposits, federal funds sold, securities available for sale, and loan repayments. The Bank has overnight borrowing lines available with their correspondent banks, the ability to borrow from the Federal Reserve Bank’s discount window, and the ability to borrow long-term and short-term from the Federal Home Loan Bank of Atlanta. At September 30, 2014 and December 31, 2013, we had available credit from borrowing in the amounts of $47,610,000 and $43,687,459, respectively. Our ratio of liquid assets to total liabilities at September 30, 2014 and December 31, 2013 was 24.64% and 26.88%, respectively.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

Core deposits are the primary foundation for our Corporation’s liquidity. Our core deposit relationships remained as can be seen by the stability of our demand deposits. Competition in our markets is strong and customers seek higher interest rates especially during this low interest rate environment. Lines of credit are essential to our business while other funding sources may be utilized. Due to our strategic efforts to reduce deposit costs, total time deposits have decreased from year end 2013; however, interest checking accounts, savings deposits, and money market deposits increased over 2013 levels. Demand deposits increased in the amount of $692,552 since year end 2013. Total deposits actually decreased $2.7 million from year end 2013. The shrinkage of the balance sheet has had a positive impact on our capital. We monitor the deposits and our liquidity daily to ensure we have ample liquidity. The Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS”). This allows us to provide the Bank’s depositors with up to $50 million in FDIC insurance. In a reciprocal transaction, the Bank receives the deposits and forwards them to CDARS and receives deposits back, if wanted. We can also bid on deposits in a one-way buy transactions which would allow for new depositors. CDARS deposits are also considered brokered deposits. Franklin Bank had accepted brokered deposits, including CDARS deposits, in the amount of $3.9 million as of September 30, 2014. Franklin Bank became a member of QwickRate in order to bid for internet certificates of deposit as another source of liquidity. At September 30, 2014, Franklin Bank had $3.4 million in internet certificates of deposit.

Interest rate sensitivity is measured by the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities and the resultant change in net interest income due to market rate fluctuations, and the effect of interest rate movements on the market. Management utilizes these techniques to manage interest rate risk in order to minimize change in net interest income with interest rate changes. MainStreet previously partnered with Compass Bank using the Sendero model to help measure interest rate risk. Effective with the third quarter of 2014, MainStreet now partners with Ficast Data to help measure its interest rate risk. The asset liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates measuring the effect on net interest income in a rising and declining 100, 200, 300, and 400 interest rate environment, as applicable. A shock report for these rates is modeled. With the shock, net interest income is modeled assuming that interest rates move the full rate change immediately. With this approach, management also reviews the economic value of equity which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.

The following table demonstrates the percentage change in net interest income from the level prime rate of 3.25% at September 30, 2014 in a rising and declining 100, 200, 300, and 400 basis point interest rate environment, as applicable:

Net Interest Income Percentage Change From Level Rates

Rate Shift	Prime Rate	Change from Level Shock
+400 bp	7.25%	9.02%
+300 bp	6.25	6.57
+200 bp	5.25	4.14
+100 bp	4.25	1.88
-100 bp	2.25	-1.43
-200 bp	1.25	-4.39
-300 bp	.25	-6.57

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

September 30, 2014

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

Recent Accounting Developments

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

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

September 30, 2014

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities”, from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation”, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

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

September 30, 2014

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Corporation is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

MAINSTREET BANKSHARES, INC. AND SUBSIDIARIES

September 30, 2014

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

N/A

Item 6.	Exhibits

See index to exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	By	/s/ Brenda H. Smith
Brenda H. Smith
President and Chief Executive Officer
Corporate Secretary

Date: November 14, 2014	By	/s/ Lisa J. Correll
Lisa J. Correll
Senior Vice President and Chief Financial Officer

Index to Exhibits

Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization between American National Bankshares Inc. and MainStreet BankShares, Inc. dated August 24, 2014 incorporated by reference to the Corporation’s 8-K filed August 28, 2014.

3(i)*	Restated Articles of Incorporation of the Corporation, dated March 6, 2001.

3(ii)

By-laws of the Corporation, dated August 5, 1999 amended February 20, 2001; amended October 16, 2002; amended September 17, 2003; amended July 13, 2005; amended April 20, 2006; and amended October 21, 2009 filed on Form 8-K on October 22, 2009 and herein incorporated by reference.

4.1	Provision in Registrant’s Articles of Incorporation and Bylaws defining the Rights of Holders of the Registrant’s common stock (included in Exhibits 3.1 and 3.2, respectively).

4.2	2004 Key Employee Stock option Plan filed March 16, 2005 on Form S-8 and herein incorporated by reference.

10.2#	Employment Agreement with Executive Vice President , Brenda H. Smith, dated October 1, 2002, filed with the Corporation’s Quarterly Form 10-QSB on November 7, 2002 and herein incorporated by reference. Amendment to employment agreement filed with on Form 8-K on April 24, 2006 and herein incorporated by reference.

10.3	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Larry A. Heaton incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.4#	Supplemental Executive Retirement Agreement by and between Franklin Community Bank, N.A. and Brenda H. Smith incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.5#	Change in Control Agreement between MainStreet BankShares, Inc. and Lisa J. Correll incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.6#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Robert W. Shorter incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.7#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Debra B. Scott incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.8#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Linda P. Adams incorporated by reference to the Corporation’s Form 10-KSB filed March 6, 2008.

10.9	Formal Agreement by and between The Comptroller of the Currency and Franklin Community Bank, National Association dated April 16, 2009 incorporated by reference to the Corporation’s Form 8-K filed April 20, 2009.

10.10#	Change in Control Agreement between MainStreet BankShares, Inc., Franklin Community Bank, N.A. and Todd Hammock incorporated by reference to the Corporation’s Form 10-K filed March 25, 2014.

10.11#	Change in Control Agreement between MainStreet BankShares, Inc. and Sonya B. Smith incorporated by reference to the Corporation’s Form 10-K filed March 25, 2014.

10.12#	Employment Agreement by and between Brenda H. Smith and MainStreet BankShares, Inc. incorporated by reference to the Corporation’s Form 8-K filed April 28, 2014.

22	Definitive Proxy Statement filed with the Securities and Exchange Commission on November 3, 2014 and herein incorporated by reference.

31.1	Certification of President and Chief Executive Officer, and Corporate Secretary Pursuant to Rule 13a- 14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15(d)- 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Interactive Data File

*	(Incorporated by reference to the Corporation’s Annual Form 10-KSB filed March 15, 2001.)

#	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q.

